Form 10-Q
period 1998-06-30
HINES HORTICULTURE INC
filed 1998-08-18
CIK 1003515

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q

                                  (Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
                      For the quarter ended June 30, 1998

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
       For the transition period from ______________ to ________________

                            Commission File Number
                                    0-24439


                           HINES HORTICULTURE, INC.
            (Exact name of registrant as specified in its charter)


              Delaware                                  33-0803204
   (State or other jurisdiction of                  (I.R.S. Employer
    incorporation or organization)                Identification Number)


                              12621 Jeffrey Road
                           Irvine, California 92620
              (Address of principal executive offices) (Zip Code)


                                (949) 559-4444
             (Registrant's telephone number, including area code)


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [X]  No [_]

     As of July 31, 1998 there were 22,072,549 shares of Common Stock, par value $0.01 per share, outstanding.

================================================================================

                           HINES HORTICULTURE, INC.
                        (FORMERLY HINES HOLDINGS, INC.)


                                     Index

                         Part I. Financial Information



Item 1.  Financial Statements                                           Page No.
                                                                        --------

            Condensed Consolidated Balance Sheets as of
            December 31, 1997 and June 30, 1998                             1

            Condensed Consolidated Statements of Income for the
            Three Months and Six Months Ended June 30, 1997 and 1998        3

            Condensed Consolidated Statements of Cash Flows for the
            Six Months Ended June 30, 1997 and 1998                         4

            Notes to the Condensed Consolidated Financial Statements        5

Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                      19

Item 3.  Quantitative and Qualitative Disclosures About Market Risk        25


                          Part II. Other Information


Item 2.  Changes in Securities and Use of Proceeds                         25

Item 6.  Exhibits and Reports on Form 8-K                                  26

         Signature                                                         27


Note: Items 1, 3, 4 and 5 of Part II are omitted because they are not applicable.

                           HINES HORTICULTURE, INC.
                        (Formerly Hines Holdings, Inc.)
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      December 31, 1997 and June 30, 1998


                  ASSETS                            December 31, 1997    June 30, 1998
                  ------                                                  (Unaudited)
                                                    -----------------    -------------
                                                          (Dollars in thousands)
CURRENT ASSETS:
  Cash and cash equivalents                                  $  2,543         $  5,440
  Accounts receivable, net of allowance for
    doubtful accounts of $1,193 and $1,385                     20,569           60,630
  Inventories                                                 106,007           95,903
  Prepaid expenses and other current assets                     1,958            1,513
                                                             --------         --------

    Total current assets                                      131,077          163,486
                                                             --------         --------


FIXED ASSETS, net of accumulated depreciation
  and depletion of $20,459 and $24,303                         92,406          118,248
                                                             --------         --------


DEFERRED FINANCING EXPENSES, net of
  accumulated amortization of $2,332 and $1,328                 6,477            6,486
                                                             --------         --------


GOODWILL, net of accumulated amortization
  of $1,474 and $2,067                                         38,859           38,266
                                                             --------         --------

                                                             $268,819         $326,486
                                                             ========         ========

See Accompanying Notes to Condensed Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                           HINES HORTICULTURE, INC.
                        (Formerly Hines Holdings, Inc.)
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      December 31, 1997 and June 30, 1998

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)               December 31, 1997   June 30, 1998
----------------------------------------------                                    (Unaudited)
                                                             -----------------   -------------
                                                                   (Dollars in thousands)
CURRENT LIABILITIES:
    Accounts payable                                             $  8,046           $ 10,576
    Accrued liabilities                                             5,309              9,294
    Accrued payroll and benefits                                    6,521              9,281
    Long-term debt, current portion                                 5,400                 11
    Borrowings on revolving line of credit                         43,102                  -
    Deferred income taxes                                          35,151             42,926
                                                                 --------           --------
                  Total current liabilities                       103,529             72,088
                                                                 --------           --------
LONG-TERM DEBT                                                    160,356            172,030
                                                                 --------           --------
DEFERRED INCOME TAXES                                               6,003             12,065
                                                                 --------           --------
COMMITMENTS AND CONTINGENCIES

CUMULATIVE REDEEMABLE SENIOR PREFERRED
   STOCK 12 PERCENT, par value $.01 per share;
   liquidation preference of $1,000 per share; 50,000
   shares authorized; 39,500 shares issued at
   December 31, 1997                                               43,967                  -

CUMULATIVE REDEEMABLE JUNIOR PREFERRED
   STOCK 12 PERCENT, par value $.01 per share;
   liquidation preference of $1 per share; 22,000,000
   shares authorized; 20,847,986 shares issued at
   December 31, 1997                                               26,715                  -

SHAREHOLDERS'  EQUITY (DEFICIT)
   Common Stock
    Authorized - 60,000,000 shares  $.01 par value;
    Issued and outstanding - 7,708,481 and 22,072,549
    shares at December 31, 1997 and June 30,                          105                221

   (Accumulated accretion of cumulative redeemable
   preferred stock in excess of additional paid in capital)
   additional paid in capital                                        (857)           128,025
   Notes receivable from stock sales                                 (366)              (328)
   Deficit                                                        (70,633)           (57,615)
                                                                 --------           --------
            Total shareholders' (deficit) equity                  (71,751)            70,303
                                                                 --------           --------
                                                                 $268,819           $326,486
                                                                 ========           ========

   See Accompanying Notes to Condensed Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                           HINES HORTICULTURE, INC.
                        (Formerly Hines Holdings, Inc.)
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
           Three Months and Six Months Ended June 30, 1997 and 1998
                                  (Unaudited)

                                                             Three Months Ended June 30    Six Months Ended June 30
                                                            ---------------------------   ---------------------------
                                                               1997              1998        1997              1998
                                                            ---------        ----------   ---------        ----------
                                                                  (Dollars in thousands except per share data)
Sales, net                                                  $  94,112        $  115,541   $ 141,879        $  163,715
Cost of goods sold                                             46,552            57,178      71,483            80,693
                                                            ---------        ----------   ---------        ----------
                  Gross profit                                 47,560            58,363      70,396            83,022
                                                            ---------        ----------   ---------        ----------
Selling and distribution expenses                              17,382            19,415      29,868            32,120
General and administrative expenses                             6,365             7,845      11,066            14,052
Unusual expenses                                                 (193)               --        (193)               --
                                                            ---------        ----------   ---------        ----------
      Total operating expenses                                 23,554            27,260      40,741            48,172
                                                            ---------        ----------   ---------        ----------
              Operating income                                 24,006            31,103      29,655            36,850
                                                            ---------        ----------   ---------        ----------
Other expenses:
   Interest                                                     5,384             6,338      10,622            12,044
   Amortization of deferred financing expenses                    277               295         527               618
                                                            ---------        ----------   ---------        ----------
                                                                5,661             6,633      11,149            12,662
                                                            ---------        ----------   ---------        ----------

Income before provision for income taxes                       18,345            24,470      18,506            24,188

Income tax provision                                            7,443             9,854       7,324             9,791
                                                            ---------        ----------   ---------        ----------
Income before extraordinary item                               10,902            14,616      11,182            14,397

Extraordinary item, net of tax benefit                             --             1,379          --             1,379
                                                            ---------        ----------   ---------        ----------
Net income                                                     10,902            13,237      11,182            13,018

Less: Preferred stock dividends and warrant accretion          (1,647)           (2,784)     (3,294)           (5,609)
                                                            ---------        ----------   ---------        ----------
Net income applicable to common stock                       $   9,255        $   10,453   $   7,888        $    7,409
                                                            =========        ==========   =========        ==========
Basic earnings per share:
    Income before extraordinary item                        $    1.23        $     1.42   $    1.05        $     1.09
    Extraordinary item                                      $      --        $    (0.17)  $      --        $    (0.17)
                                                            ---------        ----------   ---------        ----------
    Net income per common share                             $    1.23        $     1.25   $    1.05        $     0.92
                                                            =========        ==========   =========        ==========
Diluted earnings per share:
    Income before extraordinary item                        $    1.14        $     0.85   $    0.97        $     0.93
    Extraordinary item                                      $      --        $    (0.08)  $      --        $    (0.11)
                                                            ---------        ----------   ---------        ----------
    Net income per common share                             $    1.14        $     0.77   $    0.97        $     0.82
                                                            =========        ==========   =========        ==========

Weighted average shares outstanding--Basic                  7,507,327         8,339,869   7,510,235         8,025,919
                                                            =========        ==========   =========        ==========
Weighted average shares outstanding--Diluted                8,117,128        17,196,813   8,120,036        12,478,858
                                                            =========        ==========   =========        ==========

See Accompanying Notes to Condensed Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                           HINES HORTICULTURE, INC.
                        (Formerly Hines Holdings, Inc.)
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    Six Months Ended June 30, 1997 and 1998
                                  (Unaudited)

                                                                                 Six Months Ended June 30
                                                                          --------------------------------------
                                                                                1997                  1998
                                                                          ----------------      ----------------
                                                                                  (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                   $  11,182             $  13,018
    Adjustments to reconcile net income to
       net cash provided by operating activities -
         Depreciation, depletion and amortization                                    3,019                 4,841
         Amortization of deferred financing costs                                      527                   616
         Loss on early extinguishment of debt                                           --                 2,373
         Deferred income taxes                                                       7,210                 7,630
         (Gain) loss on sale of fixed assets                                          (122)                  145
         Gain on involuntary disposal of fixed                                      (1,293)                   --
         Other                                                                         132                    --
                                                                                 ---------             ---------
                                                                                    20,655                28,625
CHANGES IN ASSETS AND LIABILITIES, net of effect of acquisitions:
    Accounts receivable                                                            (28,652)              (35,752)
    Inventories                                                                     10,580                12,350
    Prepaid expenses and other assets                                                1,279                   569
    Accounts payable and accrued liabilities                                         7,734                 7,094
                                                                                 ---------             ---------
        Net cash provided by operating activities                                   11,596                12,886
                                                                                 ---------             ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of fixed assets                                                        (4,590)               (6,920)
    Proceeds from sale of fixed assets                                                 154                   291
    Proceeds from insurance claims                                                   1,338                    --
    Purchase of fixed assets from insurance
      claims proceeds                                                                 (903)                   --
    Acquisition, net of cash                                                            --               (19,679)
                                                                                 ---------             ---------
        Net cash used in investing activities                                       (4,001)              (26,308)
                                                                                 ---------             ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Borrowings on revolving line of credit                                          96,926               131,347
    Repayments on revolving line of credit                                        (102,300)             (174,449)
    Proceeds from the issuance of long-term debt                                        --                64,961
    Repayments of long-term debt                                                    (2,472)              (59,695)
    Deferred financing costs                                                          (390)               (3,000)
    Repurchase and retirement of stock                                                 (75)                   --
    Repayments of notes receivables from stock sales                                    --                   572
    Issuance of common stock                                                            --                50,173
    Issuance of preferred stock                                                         85                 6,410
                                                                                 ---------             ---------
        Net cash (used in) provided by financing activities                         (8,226)               16,319
                                                                                 ---------             ---------
NET (DECREASE) INCREASE IN CASH                                                       (631)                2,897

CASH AND CASH EQUIVALENTS, beginning of period                                         631                 2,543
                                                                                 ---------             ---------
CASH AND CASH EQUIVALENTS, end of period                                                --                 5,440
                                                                                 ---------             ---------
Supplemental disclosure of cash flow information:
    Cash paid for interest                                                       $  10,338             $  11,293
    Cash paid for income taxes                                                   $     117             $      53

Noncash investing and financing activities:
    Conversion of preferred stock for common  stock                              $      --             $  70,682
    Conversion of promissory notes for common stock                              $      --             $   1,200

                                    Page 4

    See Accompanying Notes to Condensed Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                           HINES HORTICULTURE, INC.
                        (FORMERLY HINES HOLDINGS, INC.)
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (Dollars in thousands)
                            JUNE 30, 1997 AND 1998
                                  (UNAUDITED)


1.   Description of Business:
     ------------------------

     Hines Horticulture, Inc., a Delaware corporation ("Hines"), produces and distributes horticultural products through its two operating divisions, Hines Nurseries and Sun Gro Horticulture ("Sun Gro"). On June 12, 1998, Hines succeeded to the business of Hines Holdings, Inc., a Nevada corporation, as a result of the merger of Hines Holdings, Inc. into Hines, the purpose of which was to change the Company's name and jurisdiction of incorporation. The business of Hines is currently conducted through Hines Nurseries, Inc. (formerly Hines Horticulture, Inc.) ("Hines Nurseries") and the business of Sun Gro is currently conducted through Sun Gro Horticulture Inc. ("Sun Gro-U.S.") and its wholly owned subsidiary, Sun Gro Horticulture Canada Ltd. ("Sun Gro-Canada"), and Sun Gro-Canada's direct and indirect Canadian subsidiaries. Hines, together with Hines Nurseries, Sun Gro-U.S., Sun Gro-Canada, and Sun Gro-Canada's direct and indirect Canadian subsidiaries are hereafter collectively referred to as "the Company."

     Hines Nurseries is a leading national supplier of ornamental, container-grown plants with nursery facilities located in California, Oregon, Texas, South Carolina and Pennsylvania. Hines Nurseries markets its products to retail customers throughout North America.

     Sun Gro produces, markets and distributes peat-based horticulture products for both retail and professional customers. Sun Gro markets its products in North America and various international markets with manufacturing facilities located in Canada and the United States.

2.   Unaudited Financial Information:
     --------------------------------

     The unaudited financial information furnished herein, in the opinion of management, reflects all adjustments (consisting of only normal recurring adjustments) which are necessary to state fairly the consolidated financial position, results of operations and cash flows of the Company as of and for the periods indicated. The Company presumes that users of the interim financial information herein have read or have access to the Company's audited consolidated financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation, except in regard to material contingencies or recent significant events, may be determined in that context. Accordingly, footnote and other disclosures which would substantially duplicate the disclosures contained in the Form 10-K filed on March 31, 1998 by Hines Holdings, Inc. under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), have been omitted. The financial information herein is not necessarily representative of a full year's operations.

3.   Common Stock Offering:
     ----------------------

     On June 26, 1998, the Company completed the issuance of 5.1 million shares of common stock through an initial public offering (the "Offering"), resulting in net proceeds to the Company (after deducting issuance costs) of approximately $50.2 million. A portion of the proceeds was used to repay in part certain borrowings secured by real property bearing interest at 11.75% per annum and maturing on June 27, 2005. The remaining proceeds were used on July 29, 1998 to redeem a portion of the 11.75% Senior Subordinated Notes discussed in Note 8.

     Concurrent with the closing of the Offering, the Company entered into an amended and restated senior credit facility (the "Senior Credit Facility") to provide for a new $50.0 million term loan and a $200.0 million revolving credit facility. The revolving credit facility is comprised of a $100.0 million working capital facility and a $100.0 million acquisition facility.

     Initially, working capital borrowings under the revolving line of credit included within the Senior Credit Facility bears interest at rates approximating the U.S. prime rate plus .25 percent or the Eurodollar rate plus 1.25 percent. The revolving line of credit is secured by substantially all of the assets and common stock of Hines Nurseries and Sun Gro-U.S. as well as 65% of the common stock of Sun Gro-Canada. The senior credit agreement contains covenants that, among other matters establish minimum interest coverage, maximum leverage ratios, minimum net worth and maximum capital expenditure amounts. Initially, the average daily amount of the unused portion of the line of credit is subject to a commitment fee
     of .375 percent per annum.   The line of credit expires on June 26, 2003.

     The Senior Credit Facility replaced the Company's existing senior credit facility and increased the aggregate size of the Company's borrowing facilities by up to $100 million. The repayment of the existing senior credit facilities resulted in an extraordinary loss related to the write-off of unamortized financing costs of $1.4 million, net of $1.0 million in related income taxes during the three months ended June 30, 1998.

     In connection with the Offering, on June 22, 1998, Hines effected a 1.3611-for-one reverse stock split with respect to its common stock which has been reflected in the accompanying financial statements for all periods presented.

     Immediately prior to the Offering, (i) all of the outstanding shares of the Company's 12% Cumulative Redeemable Senior Preferred Stock, par value $.01 per share, and all of the outstanding shares of the Company's 12% Cumulative Redeemable Junior Preferred Stock, par value $.01 per share, together, in each case, with all accrued and unpaid dividends thereon through the date of the closing of the Offering, were converted into shares of common stock at the initial public offering price less underwriting discounts and commissions, (ii) a portion of the Company's outstanding 6% convertible subordinated promissory notes, which were issued in connection with the Bryfogle's and Lakeland acquisitions in aggregate principal amounts of $1.0 million and $0.2 million, respectively, were converted into shares of common stock at the initial public offering price less underwriting discounts and commissions, and (iii) all of the outstanding warrants to purchase common stock were exercised in accordance with their terms . These actions, as well as the above noted stock split, are collectively referred to herein as the "Equity Recapitalization".

     The following unaudited pro forma earnings per share information for the three and six months ended June 30, 1997 and 1998 gives effect to the following transactions as if they occurred on January 1, 1997 and January 1, 1998: (i) the acquisitions of Bryfogle's Wholesale, Inc., Bryfogle's Power Plants and Power Plants II, Inc. (collectively, "Bryfogle's"), Pacific Color Nurseries, Inc. and Lakeland Peat Moss, Ltd. and certain affiliated entities ("Lakeland"), (ii) the Equity Recapitalization, (iii) the closing of the Senior Credit Facility, and (iv) the Offering.


                                            Three Months Ended June 30    Six Months Ended June 30
                                            --------------------------   --------------------------
                                                1997          1998           1997          1998
                                            ------------  ------------   ------------  ------------
Basic and Diluted Earnings Per Share:
   Income per common share                        $0.69         $0.75          $0.76         $0.81
Weighted average shares outstanding --
   Basic and Diluted                         20,502,524    21,431,342     20,502,524    21,431,342

4.  Long-Term Debt:
    ---------------

     As discussed in Note 3, the Company replaced its existing senior credit facilities in June 1998. The Company used amounts available under the Senior Credit Facility to repay the remaining balance on certain borrowings secured by real property bearing interest at 11.75% per annum and maturing on June 27, 2005 that were not repaid with the proceeds from the Offering. In addition, the Company used amounts available under the Senior Credit Facility to repay $7.9 million of outstanding indebtedness secured by real property bearing interest at 10.00% per annum and maturing on June 28, 2005. The table set forth below summarizes the Company's outstanding long-term debt at December 31, 1997 and June 30, 1998. (See Note 8 for a discussion of an extinguishment of debt in July 1998).

                                                                    December 31,     June 30,
                                                                        1997           1998
                                                                    ------------   ------------

Acquisition term loan, interest at the bank's reference rate
 (8.5 percent per annum at December 31, 1997) plus 1.25 percent or the Eurodollar rate plus 2.75 percent per annum.  Principal payments due quarterly beginning March 31, 2000 through 2002 ranging from $300 to $600 as specified in the loan agreement, with all remaining principal due on December 31, 2002, secured
 by inventory                                                         $ 12,000       $    -

Convertible subordinated promissory note, interest at 6 percent per annum. Principal due December 16, 2005 and April 6, 2006
 respectively                                                            1,000          1,918

Senior term debt, interest at the bank's reference rates (8.5 percent per annum at December 31, 1997) plus 1.5 percent or the
 Eurodollar rate plus 2.5 percent per annum. Principal payments due on June 30, September 30 and December 31 through 2000
 ranging from $500 to $3,250 as specified in the loan agreement,
 secured by inventories and fixed assets.                               17,000            -

Term debt, interest at the bank's reference (8.5 per annum at
 June 30, 1998) plus .25 percent or the Eurodollar rate plus
 1.25 percent per annum.  Principal payments due from June 30,
 1999 through June 30, 2003 ranging from $1.25 million to $11.25 million as specified in the loan agreement, secured by
 substantially all the assets and stock of Hines Nurseries and
 Sun Gro-U.S. as well as 65% of the common stock of Sun
 Gro-Canada.                                                               -           50,000

Senior subordinated notes, Series B, interest at 11.75 percent per annum payable semi-annually on each June 30 and December
 31, maturing on October 15, 2005.                                     120,000        120,000

Note payable; interest at 10 percent per annum, non recourse, secured by specified real property, monthly interest payments only until June 1, 1992, blended payments of $81 per month from
 July 1, 1992 through June 1, 2005, with all remaining principal
 due on June 28, 2005.                                                   7,999            -

Note payable; interest at 10 percent per annum, until June 1,
 1995, and 11.75 percent, thereafter, non recourse, secured by specified real property, monthly interest payments only until
 June 1, 1992, blended payments of $77 per month for 36 months commencing July 1, 1992, with blended payments of $88 per month from July 1, 1995, through June 1, 2005, with all remaining
 principal due on June 27, 2005.                                         7,693            -

Capital lease obligations and equipment financing contracts due
 at various dates through 1999 secured by leased equipment.                 64            123
                                                                      --------       --------
                                                                       165,756        172,041

Less current portion                                                     5,400             11
                                                                      --------       --------
                                                                      $160,356       $172,030
                                                                      ========       ========

5.   Stock Option Plan:
     ------------------

     On June 22, 1998, the Company adopted the 1998 Long-Term Equity Incentive Plan (the "1998 Stock Plan"). The 1998 Stock Plan provides for grants of stock options, stock appreciation rights ("SARs"), restricted stock, performance awards and any combination of the foregoing to certain directors, officers and employees of the Company. A maximum of 2.6 million stock options and/or appreciation rights may be granted under the 1998 Stock Plan. The exercise price per share, determined by the Board of Directors or a committee thereof, may not be less than fair market value on the grant date.

     On June 22, 1998, the Company granted options to purchase an aggregate of approximately 2.1 million shares of common stock with an exercise price of $11.00 per share, which options are subject to daily vesting over a four-year period.

6.   Acquisition of Lakeland Peat Moss, Ltd.:
     ----------------------------------------

     On April 6, 1998, the Company acquired all of the issued and outstanding shares of capital stock of Lakeland, a producer of sphagnum peat moss in western Canada, for approximately U.S. $22.4 million. The acquisition was accounted for using the purchase method and accordingly the consolidated unaudited financial statements reflect the operations of Lakeland since the acquisition date. The purchase price allocation is summarized as follows:

          Cash...............................................  $   640
          Accounts receivable................................    4,309
          Inventories........................................    2,246
          Prepaid expenses...................................      124
          Fixed assets.......................................   23,606
          Accounts payable and accrued liabilities...........   (2,431)
          Long-term debt.....................................     (101)
          Deferred income taxes..............................   (5,956)
                                                               -------
              Total purchase price...........................  $22,437
                                                               =======

7.   Earnings Per Share:
     -------------------

     In 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). In accordance with the implementation provisions of SFAS 128, the Company has restated earnings per share in the Consolidated Statements of Income for the three and six month periods ended June 30, 1997. A reconciliation of the numerators and denominators of basic and diluted earnings per share for the three and six months ended June 30, 1997 and 1998 is as follows (in thousands, except Per-Share amounts):

                                                               Three Months Ended June 30,
                                   ---------------------------------------------------------------------------------
                                                    1997                                      1998
                                   ---------------------------------------   ---------------------------------------
                                     Income         Shares       Per-Share     Income         Shares       Per-Share
                                   (Numerator)   (Denominator)    Amount     (Numerator)   (Denominator)    Amount
                                   -----------   -------------   ---------   -----------   -------------   ---------


Income before extraordinary item     $10,902                                   $14,616
Less: Preferred stock dividends       (1,647)                                   (2,784)
                                     -------                                   -------

Basic EPS
Income available to common
 stockholders                          9,255         7,507         $1.23        11,832         8,340         $1.42
                                                                   =====                                     =====

Effect of Dilutive Securities
Warrants                                                                            40           875
Preferred Stock                                        610                       2,744         7,870
Convertible Notes                                                                   18           112
Stock Options                                                                                      -
                                     -------         -----                     -------        ------

Diluted EPS
Income available to common
 stockholders plus assumed
 conversions                         $ 9,255         8,117         $1.14       $14,634        17,197         $0.85
                                     =======         =====         =====       =======        ======         =====

                                                                 Six Months Ended June 30,
                                   ---------------------------------------------------------------------------------
                                                    1997                                      1998
                                   ---------------------------------------   ---------------------------------------
                                     Income         Shares       Per-Share     Income         Shares       Per-Share
                                   (Numerator)   (Denominator)    Amount     (Numerator)   (Denominator)    Amount
                                   -----------   -------------   ---------   -----------   -------------   ---------


Income before extraordinary item     $11,182                                   $14,397
Less: Preferred stock dividends       (3,294)                                   (5,609)
                                     -------                                   -------

Basic EPS
Income available to common
 stockholders                          7,888         7,510         $1.05         8,788         8,026         $1.09
                                                                   =====                                     =====

Effect of Dilutive Securities
Warrants                                               610                          40           440
Preferred Stock                                                                  2,744         3,957
Convertible Notes                                                                   18            56
Stock Options                                                                                      -
                                     -------         -----                     -------        ------

Diluted EPS
Income available to common
 stockholders plus assumed
 conversions                         $ 7,888         8,120         $0.97       $11,590        12,479         $0.93
                                     =======         =====         =====       =======        ======         =====

8.   Subsequent Event:
     -----------------

     On July 29, 1998, the Company redeemed $42.0 million in aggregate principal amount of the 11.75% Senior Subordinated Notes due 2005, Series B of Hines Nurseries (the "Senior Subordinated Notes") at a redemption price of 109.139% of the aggregate principal amount thereof ($45.8 million at July 29, 1998), plus accrued and unpaid interest thereon through the date of redemption. Payment of the redemption premium and the recognition of a portion of the deferred costs related to the Senior Subordinated Notes will result in an extraordinary loss of $3.0 million, net of related income taxes of $2.0 million, in the quarter ended September 30, 1998.

9.   Guarantor/Non-Guarantor Disclosures:
     ------------------------------------

     The Senior Subordinated Notes issued by Hines Nurseries (the issuer) have been guaranteed by Hines (the parent guarantor) and by Sun Gro-U.S. (the subsidiary guarantor). The issuer and the subsidiary guarantor are wholly owned subsidiaries of the parent guarantor and the parent and subsidiary guarantees are full, unconditional, and joint and several. Separate financial statements of Hines Nurseries and Sun Gro-U.S. are not presented and Hines Nurseries and Sun Gro-U.S. are not filing separate reports under the Exchange Act because management believes that they would not be material to investors. The Senior Subordinated Notes are not guaranteed by Sun Gro-Canada or its present or future subsidiaries.

     The following condensed consolidating information shows (a) Hines on a parent company basis only as the parent guarantor (carrying its investment in subsidiary under the equity method), (b) Hines Nurseries as the issuer (carrying its investment in its subsidiary under the equity method), (c) Sun Gro-U.S. as subsidiary guarantor (carrying its investment in Sun Gro-Canada under the equity method), (d) Sun Gro-Canada and its direct and indirect subsidiaries, as subsidiary non guarantors, (e) eliminations necessary to arrive at the information for the parent guarantor and its direct and indirect subsidiaries on a consolidated basis and (f) the parent guarantor on a consolidated basis, as follows:

          . Condensed consolidating balance sheets as of December 31, 1997 and June 30, 1998 (unaudited);

          . Condensed consolidating statements of income and retained earnings (deficit) for the three-month and six-month periods ended June 30, 1997 and 1998 (unaudited); and

          . Condensed consolidating statements of cash flows for the six month periods ended June 30, 1997 and 1998 (unaudited).

 . Guarantor / Non-guarantor Disclosures - (Continued)

    Consolidating Condensed Balance Sheet
    As of December 31, 1997
    (Dollars in thousands)

                                                      Hines                   Sun Gro     Sun Gro Canada
                                                   Horticulture    Hines        U.S.       (Subsidiary
                                                     (Parent     Nurseries  (Subsidiary        Non-                    Consolidated
                                                    Guarantor)   (Issuer)    Guarantor)     Guarantor)   Eliminations      Total
                                                   ---------------------------------------------------------------------------------

ASSETS
------
CURRENT ASSETS:
     Cash                                          $      -     $  2,543        $     -     $     -      $       -        $  2,543
     Accounts receivable, net                             -        7,945         10,188       2,436              -          20,569
     Inventories                                          -       98,391          2,162       5,454              -         106,007
     Prepaid expenses and other current  assets           -          872            536         550              -           1,958
     Deferred income taxes                                -           50            804         169         (1,023)              -
                                                   -------------------------------------------------------------------------------
         Total current assets                             -      109,801         13,690       8,609         (1,023)        131,077
                                                   -------------------------------------------------------------------------------
FIXED ASSETS, net                                         -       44,398          4,242      43,766              -          92,406
DEFERRED FINANCING EXPENSES, net                          -        5,248            247         982              -           6,477
GOODWILL, net                                             -       38,041              -         818              -          38,859
DEFERRED INCOME TAXES                                    16       10,163              -           -        (10,179)              -
INVESTMENTS IN SUBSIDIARIES                          55,596        8,925          7,832           -        (72,353)              -
                                                   -------------------------------------------------------------------------------
                                                   $ 55,612     $216,576        $26,011     $54,175       ($83,555)       $268,819
                                                   ===============================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
---------------------------------------------
CURRENT LIABILITIES:
     Accounts payable                              $      -     $  5,053        $ 1,117     $ 1,876      $       -        $  8,046
     Accrued liabilities                                  3        2,738          1,930         638              -           5,309
     Accrued payroll and benefits                         -        5,036            887         598              -           6,521
     Long-term debt, current portion                      -        2,400              -       3,000              -           5,400
     Revolving line of credit                             -       36,231          6,871           -              -          43,102
     Deferred income taxes                                -       36,174              -           -         (1,023)         35,151
     Other liabilities                                    -            -           (224)        224              -               -
     Intercompany accounts                           55,678      (75,078)        (1,308)     20,708              -               -
                                                   -------------------------------------------------------------------------------
         Total current liabilities                   55,681       12,554          9,273      27,044         (1,023)        103,529
                                                   -------------------------------------------------------------------------------

LONG-TERM DEBT                                        1,000      151,856              -       7,500              -         160,356
DEFERRED INCOME TAXES                                     -        2,829          1,555      11,798        (10,179)          6,003
CUMULATIVE REDEEMABLE SENIOR
     PREFERRED STOCK                                 43,967            -              -           -              -          43,967
CUMULATIVE REDEEMABLE JUNIOR
     PREFERRED STOCK                                 26,715            -              -           -              -          26,715
SHAREHOLDERS' EQUITY (DEFICIT)
     Common stock                                       105       13,471         11,413           -        (24,884)            105
     Accumulated accretion of cumulative
       redeemable preferred stock (in excess)
       less than additional paid-in capital            (857)      21,364          5,889       1,777        (29,030)           (857)
     Notes receivable from stock sales                 (366)           -              -           -              -            (366)
     Retained earnings (deficit)                    (70,633)      14,502         (2,119)      6,056        (18,439)        (70,633)
                                                   -------------------------------------------------------------------------------
         Total shareholders' equity (deficit)       (71,751)      49,337         15,183       7,833        (72,353)        (71,751)
                                                   -------------------------------------------------------------------------------

                                                   $ 55,612     $216,576        $26,011     $54,175       ($83,555)       $268,819
                                                   ===============================================================================

 .  Guarantor / Non-guarantor Disclosures - (Continued)

      Consolidating Condensed Balance Sheet
      As of June 30, 1998
      (Unaudited)
      (Dollars in thousands)

                                                      Hines                   Sun Gro    Sun Gro Canada
                                                   Horticulture    Hines        U.S.      (Subsidiary
                                                     (Parent     Nurseries  (Subsidiary       Non-                      Consolidated
                                                    Guarantor)   (Issuer)    Guarantor)     Guarantor)    Eliminations      Total
                                                   ---------------------------------------------------------------------------------
ASSETS
------
CURRENT ASSETS:
     Cash                                           $      -     $  4,928     $   287       $   225      $        -        $  5,440
     Accounts receivable, net                              -       44,676      13,657         2,297               -          60,630
     Inventories                                           -       88,439       2,277         5,187               -          95,903
     Prepaid expenses and other current assets             -          428         711           374               -           1,513
     Deferred income taxes                                27           50         804           165          (1,046)              -
                                                   --------------------------------------------------------------------------------
         Total current assets                             27      138,521      17,736         8,248          (1,046)        163,486
                                                   --------------------------------------------------------------------------------

FIXED ASSETS, net                                          -       48,559       6,145        63,544               -         118,248
DEFERRED FINANCING EXPENSES, net                           -        6,486           -             -               -           6,486
GOODWILL, net                                              -       37,460           -           806               -          38,266
DEFERRED INCOME TAXES                                      -       10,163           -             -         (10,163)              -
INVESTMENTS IN SUBSIDIARIES                           73,125       24,613      10,331             -        (108,069)              -
                                                   --------------------------------------------------------------------------------
                                                    $ 73,152     $265,802     $34,212       $72,598       ($119,278)       $326,486
                                                   ================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
---------------------------------------------

CURRENT LIABILITIES:
     Accounts payable                               $      -     $  6,038     $ 1,577       $ 2,961      $        -        $ 10,576
     Accrued liabilities                                  60        5,726       2,294         1,214               -           9,294
     Accrued payroll and benefits                          -        7,798         801           682               -           9,281
     Long-term debt, current portion                       -            -          11             -               -              11
     Deferred income taxes                                 -       43,972           -             -          (1,046)         42,926
     Intercompany accounts                               871      (17,451)     13,861        15,655         (12,936)              -
                                                   --------------------------------------------------------------------------------
         Total current liabilities                       931       46,083      18,544        20,512         (13,982)         72,088
                                                   --------------------------------------------------------------------------------

LONG-TERM DEBT                                         1,918      150,021          91        20,000               -         172,030
DEFERRED INCOME TAXES                                      -        2,829       2,144        17,255         (10,163)         12,065
SHAREHOLDERS' EQUITY (DEFICIT)
     Common stock                                        221       17,971      11,413         4,500         (33,884)            221
     Additional paid in capital                                                                   -
      (accumulated accretion of cumulative                                                        -
      redeemable preferred stock in excess of
      additional paid in capital                     128,025       21,361       5,889         1,777         (29,027)        128,025
     Notes receivable from stock sales                  (328)           -           -             -               -            (328)
     Retained earnings (deficit)                     (57,615)      27,537      (3,869)        8,554         (32,222)        (57,615)
                                                   --------------------------------------------------------------------------------
         Total shareholders' equity (deficit)         70,303       66,869      13,433        14,831         (95,133)         70,303
                                                   --------------------------------------------------------------------------------

                                                    $ 73,152     $265,802     $34,212       $72,598       ($119,278)       $326,486
                                                   ================================================================================

 .  Guarantor / Non-guarantor Disclosures - (Continued)

       Consolidating Condensed Statement of Income
       For the six month period ended June 30, 1997
       (Unaudited)
       (Dollars in thousands)

                                                                                        Sun Gro
                                            Hines                      Sun Gro          Canada
                                        Horticulture      Hines          U.S.         (Subsidiary
                                           (Parent      Nurseries    (Subsidiary          Non-                         Consolidated
                                         Guarantor)      (Issuer)     Guarantor)      Guarantor)      Eliminations         Total
                                        ------------------------------------------------------------------------------------------
      Sales, net                            $      -     $101,524        $34,805           $12,480         ($6,930)       $141,879
      Cost of goods sold                           -       51,045         18,897             8,471          (6,930)         71,483
                                        ------------------------------------------------------------------------------------------
      Gross Profit                                 -       50,479         15,908             4,009               -          70,396
      Operating expenses                           -       20,506         16,445             3,790               -          40,741
                                        ------------------------------------------------------------------------------------------
      Operating income                             -       29,973           (537)              219               -          29,655
                                        ------------------------------------------------------------------------------------------
      Other expenses:
       Interest                                  (13)       9,698            390               547               -          10,622
       Interest - intercompany                     -         (390)           329                61               -               -
       Other, net                            (11,174)       1,369            232               153           9,947             527
                                        ------------------------------------------------------------------------------------------
                                             (11,187)      10,677            951               761           9,947          11,149
                                        ------------------------------------------------------------------------------------------
      Income (loss) before income tax
        provision (benefit)                   11,187       19,296         (1,488)             (542)         (9,947)         18,506
      Income tax provision (benefit)               5        8,122           (476)             (327)              -           7,324
                                        ------------------------------------------------------------------------------------------
      Net income (loss)                     $ 11,182     $ 11,174        $(1,012)           $ (215)       $ (9,947)       $ 11,182
                                        ==========================================================================================


       Consolidating Condensed Statement of Income
       For the six month period ended June 30, 1997
       (Unaudited)
       (Dollars in thousands)


                                           Hines                       Sun Gro        Sun Gro Canada
                                        Horticulture      Hines         U.S.          (Subsidiary
                                          (Parent       Nurseries    (Subsidiary          Non-                         Consolidated
                                         Guarantor)     (Issuer)     Guarantor)        Guarantor)       Eliminations       Total
                                        ------------------------------------------------------------------------------------------
      Sales, net                            $      -     $ 73,411        $17,582           $ 5,806         ($2,687)       $ 94,112
      Cost of goods sold                           -       36,175          9,198           $ 3,866          (2,687)         46,552
                                        ------------------------------------------------------------------------------------------
      Gross Profit                                 -       37,236          8,384             1,940               -          47,560
      Operating expenses                           -       12,547          8,879           $ 2,128               -          23,554
                                        ------------------------------------------------------------------------------------------
      Operating income                             -       24,689           (495)             (188)              -          24,006
                                        ------------------------------------------------------------------------------------------
      Other expenses:
       Interest                                  (13)       4,902            218           $   277               -           5,384
       Interest - intercompany                     -         (209)           178           $    31               -               -
       Other, net                            (10,894)       1,179            432           $    81           9,479             277
                                        ------------------------------------------------------------------------------------------
                                             (10,907)       5,872            828               389           9,479           5,661
                                        ------------------------------------------------------------------------------------------
      Income (loss) before income tax
        provision (benefit)                   10,907       18,817         (1,323)             (577)         (9,479)         18,345
      Income tax provision (benefit)               5        7,923           (329)            ($156)       $      -           7,443
                                        ------------------------------------------------------------------------------------------
      Net income (loss)                     $ 10,902     $ 10,894        $ (994)           $ (421)        $ (9,479)       $ 10,902
                                        ==========================================================================================

Condensed Statement of Income
For the six month period ended June 30, 1998
(Unaudited)
(Dollars in thousands)

                                                                                Sun Gro
                                       Hines                      Sun Gro         Canada
                                   Horticulture      Hines          U.S.       (Subsidiary
                                      (Parent      Nurseries    (Subsidiary        Non-                       Consolidated
                                    Guarantor)      (Issuer)     Guarantor)     Guarantor)    Eliminations       Total
                                   ---------------------------------------------------------------------------------------
Sales, net                             $      -     $119,950        $35,169        $16,614         ($8,018)       $163,715
Cost of goods sold                            -       60,718         18,819          9,174          (8,018)         80,693
                                   ---------------------------------------------------------------------------------------
Gross Profit                                  -       59,232         16,350          7,440               -          83,022
Operating expenses                            -       27,550         14,233          4,389               -          46,172
                                   ---------------------------------------------------------------------------------------
Operating income                              -       31,682          2,117          3,051               -          36,850
                                   ---------------------------------------------------------------------------------------
Other expenses:
Interest                                     29       11,295            271            449               -          12,044
Interest - intercompany                       -         (872)           758            114               -               -
Other, net                              (13,035)        (908)            37            154          14,370             618
                                   ---------------------------------------------------------------------------------------
                                        (13,006)       9,515          1,066            717          14,370          12,662
                                   ---------------------------------------------------------------------------------------
Income (loss) before income tax
 provision (benefit)                     13,006       22,167          1,051          2,334         (14,370)         24,188
Income tax provision (benefit)              (12)       8,332            714            757               -           9,791
                                   ---------------------------------------------------------------------------------------
Net income (loss) before
 extraordinary items                     13,018       13,835            337          1,577         (14,370)         14,397
Extraordinary items, net of tax               -          800            124            455               -           1,379
                                   ---------------------------------------------------------------------------------------
Net income (loss)                      $ 13,018     $ 13,035        $   213        $ 1,122        $(14,370)       $ 13,018
                                   =======================================================================================


Consolidating Condensed Statement
of Income For the three month
period ended June 30, 1998
(Unaudited)
(Dollars in thousands)
                                                                                Sun Gro
                                      Hines                       Sun Gro        Canada
                                   Horticulture      Hines         U.S.        (Subsidiary
                                     (Parent       Nurseries    (Subsidiary       Non-                        Consolidated
                                    Guarantor)     (Issuer)     Guarantor)     Guarantor)     Eliminations       Total
                                   ---------------------------------------------------------------------------------------
Sales, net                             $      -      $91,497        $17,943         $9,680        $ (3,579)       $115,541
Cost of goods sold                            -       46,286          9,731          4,740          (3,579)         57,178
                                   ---------------------------------------------------------------------------------------
Gross Profit                                  -       45,211          8,212          4,940               -          58,363
Operating expenses                            -       17,463          7,525          2,272               -          27,260
                                   ---------------------------------------------------------------------------------------
Operating income                              -       27,748            687          2,668               -          31,103
                                   ---------------------------------------------------------------------------------------
Other expenses:
Interest                                     14        5,978            118            228               -           6,338
Interest - intercompany                       -         (432)           376             56               -               -
Other, net                              (13,245)      (1,135)            16             79          14,580             295
                                   ---------------------------------------------------------------------------------------
                                        (13,231)       4,411            510            363          14,580           6,633
                                   ---------------------------------------------------------------------------------------
Income (loss) before income tax
 provision (benefit)                     13,231       23,337            177          2,305         (14,580)         24,470

Income tax provision (benefit)               (6)       8,802            548            510               -           9,854
                                   ---------------------------------------------------------------------------------------
Net income (loss) before
 extraordinary items                     13,237       14,535           (371)         1,795         (14,580)         14,616
Extraordinary items, net of tax               -          800            124            455               -           1,379
                                   ---------------------------------------------------------------------------------------
Net income (loss)                      $ 13,237      $13,735        $  (495)        $1,340        $(14,580)       $ 13,237
                                   =======================================================================================

Consolidating Condensed Statement of Cash Flows
For the six month period ended June 30, 1997
(Unaudited)
(Dollars in thousands)

                                                                                           Sun Gro
                                                      Hines                   Sun Gro      Canada
                                                   Horticulture    Hines       U.S.      (Subsidiary
                                                     (Parent     Nurseries  (Subsidiary     Non-                     Consolidated
                                                    Guarantor)   (Issuer)   Guarantor)   Guarantor)   Eliminations      Total
                                                   ------------------------------------------------------------------------------
Cash provided by (used in) operating
 activities:                                              $ 219   $ 10,529      ($1,832)     $ 2,585            95      $  11,596
                                                       --------------------------------------------------------------------------

Cash flows from investing activities:
  Purchase of fixed assets                                    -     (2,913)        (392)      (1,285)            -         (4,590)
  Proceeds from sale of fixed assets                          -        154            -            -             -            154
  Proceeds from insurance claims                              -      1,338            -            -             -          1,338
  Purchase of fixed assets from insurance
    claims proceeds                                           -       (903)           -            -             -           (903)
                                                   ------------------------------------------------------------------------------
    Net cash used in investing activities                     -     (2,324)        (392)      (1,285)            -         (4,001)
                                                   ------------------------------------------------------------------------------

Cash flows from financing activities:
  Borrowings on revolving line of credit                      -     75,521       21,405            -             -         96,926
  Repayments on revolving line of credit                      -    (84,951)     (17,349)           -             -       (102,300)
  Intercompany advances (repayments)                       (229)    (1,174)       1,423          (20)            -              -
  Repayments of long-term debt                                -     (1,097)           -       (1,375)            -         (2,472)
  Deferred financing costs incurred                           -       (220)        (170)           -             -           (390)
  Dividends received ( paid )                                 -      3,085       (3,085)           -             -              -
  Issuance of preferred and common stock                     85          -            -           95           (95)            85
  Repurchase and retirement of stock                        (75)         -            -            -             -            (75)
                                                   ------------------------------------------------------------------------------
    Net cash provided by (used in)
     financing activities                                  (219)    (8,836)       2,224       (1,300)          (95)        (8,226)
                                                   ------------------------------------------------------------------------------

Net decrease in cash                                          -       (631)           -            -             -           (631)
Cash and cash equivalents, beginning of period                -        631            -            -             -            631
                                                   ------------------------------------------------------------------------------
Cash and cash equivalents, end of period                  $   -   $      -      $     -      $     -          $  -      $       -
                                                   ==============================================================================

Consolidating Condensed Statement of Cash Flows
For the six month period ended June 30, 1998
(Unaudited)
(Dollars in thousands)

                                                                                            Sun Gro
                                                       Hines                   Sun Gro      Canada
                                                    Horticulture    Hines       U.S.      (Subsidiary
                                                      (Parent     Nurseries  (Subsidiary     Non-                    Consolidated
                                                     Guarantor)   (Issuer)   Guarantor)   Guarantor)   Eliminations   Total
                                                    -----------------------------------------------------------------------------
Cash provided by (used in) operating activities:        $ (6,828) $ (15,379)    $ 12,807     $ 17,786         4,500     $  12,886
                                                        -------------------------------------------------------------------------

Cash flows from investing activities:
  Purchase of fixed assets                                     -     (5,981)         (84)        (855)            -        (6,920)
  Proceeds from sales of fixed assets                          -          -           65          226             -           291
  Acquisition, net of cash                                 2,118          -            -      (21,797)            -       (19,679)
                                                        -------------------------------------------------------------------------
    Net cash used in investing activities                  2,118     (5,981)         (19)     (22,426)            -       (26,308)
                                                        -------------------------------------------------------------------------

Cash flows from financing activities:
  Borrowings on revolving line of credit                       -    103,477       27,870            -             -       131,347
  Repayments on revolving line of credit                       -   (139,708)     (34,741)           -             -      (174,449)
  Intercompany advances (repayments)                     (52,445)    54,626       (2,546)         365             -             -
  Proceeds from the issuance of long-term debt                 -     44,961            -       20,000             -        64,961
  Repayments of long-term debt                                 -    (44,195)           -      (15,500)            -       (59,695)
  Deferred financing costs incurred                            -     (3,000)           -            -             -        (3,000)
  Dividends received ( paid )                                  -      3,084       (3,084)           -             -             -
  Proceeds from stock sales notes receivable                 572          -            -            -             -           572
  Issuance of common stock, net of expenses               50,173          -            -            -             -        50,173
  Issuance of preferred stock, net of expenses             6,410      4,500            -            -        (4,500)        6,410
                                                        -------------------------------------------------------------------------
    Net cash provided by (used in) financing
     activities                                            4,710     23,745      (12,501)       4,865        (4,500)       16,319
                                                        -------------------------------------------------------------------------

Net increase in cash                                           -      2,385          287          225             -         2,897
Cash and cash equivalents, beginning of period                 -      2,543            -            -             -         2,543
                                                        -------------------------------------------------------------------------
Cash and cash equivalents, end of period                $      -  $   4,928     $    287     $    225       $     -     $   5,440
                                                        =========================================================================

Item 2.

                            HINES HORTICULTURE, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Hines Horticulture, Inc. is the successor to the business of Hines Holding, Inc., a Nevada corporation, as a result of a merger of Hines Holdings, Inc. into Hines Horticulture, Inc. on June 12, 1998, the purpose of which was to change the Company's name and jurisdiction of incorporation.

     The discussion in this report contains trend analysis and other forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements throughout this report.

Overview

     General. The Company is a leading operator of commercial nurseries in North America, producing one of the broadest assortments of container-grown plants in the industry. The Company sells its nursery products primarily to leading home centers and mass merchandisers, such as Home Depot, Lowe's, Wal-Mart, Kmart and Target, and to premium independent garden centers. The Company is also the largest North American producer and marketer of sphagnum peat moss and professional peat-based growing mixes, which it sells to professional customers, including greenhouse growers, nursery growers and golf course developers.

     The Company believes that sales of its nursery products have been positively affected by societal and demographic trends, such as greater levels of home ownership, the aging of the American population and the increasing popularity of gardening. Its business has also been favored by trends in the retail distribution channel, including the expansion of large "big box" retailers such as Home Depot, Lowe's and Wal-Mart which have increased their emphasis on the lawn and garden category, thereby providing greater consumer exposure to lawn and garden products.

     Seasonality. The Company's nursery business, like that of its competitors, is highly seasonal. The Company has experienced and expects to continue to experience significant variability in net sales, operating income and net income on a quarterly basis. See "Results of Operations."

     Acquisitions. The Company has completed a number of recent acquisitions. Certain of these acquisitions affect the period-to-period comparability of the
operating results discussed below.   The Company intends to pursue strategic
acquisitions from time to time in the future that increase its production capacity, broaden or complement its existing product lines or offer operating synergies. The Company believes that the highly fragmented nature of the nursery industry presents it with a number of opportunities to make such acquisitions, though the Company does not have any current agreements to consummate such acquisitions.

     Tax Matters. The Company derives significant benefits under the Internal Revenue Code by qualifying to use the cash method of accounting for federal income tax purposes. Under the cash method, sales are included in taxable income when payments are received and expenses are deducted as they are paid. The primary benefit the Company receives is the ability to deduct the cost of inventory as it is incurred by qualifying under the "farming exception" to the uniform cost capitalization rules. This exception allows nursery growers to deduct, for federal income tax purposes, certain costs of growing plants as they are incurred rather than when the plants are sold. As a result of its ability to deduct growing costs under the farming exception, and to deduct interest expense on indebtedness for borrowed money, the Company has generally not been required to pay cash income taxes in recent years and has generated net operating losses for federal income tax purposes. During the same period, the Company has continued to show a tax provision relating to the recording of deferred taxes. The Company anticipates that it will continue to benefit from the farming exception in the future, although there can be no assurances that these tax benefits will not be modified or eliminated in the future.

Results of Operations

     The Company's nursery business, like that of its competitors, is highly seasonal. In 1997, approximately 80% of Hines Nurseries' net sales (approximately 71% of the Company's consolidated net sales) and approximately 102% of Hines Nurseries' operating income occurred in the first half of the year. Approximately 58% of Hines Nurseries' net sales (approximately 47% of the Company's consolidated net sales) and approximately 84% of Hines Nurseries' operating income occurred in the second quarter of 1997. The Company has experienced and expects to continue to experience seasonality in net sales, operating income and net income. This quarterly variability is primarily the result of the consumer gardening cycle, which is closely aligned to seasonal weather patterns, particularly weekend weather during the peak growing season, as well as other factors. Sun Gro's sales, because they are more heavily weighted towards the professional markets, typically do not experience the large seasonal variances present in the retail market, and are only slightly weighted towards the first half of the year.

Three Months Ended June 30, 1998 compared to Three Months Ended June 30, 1997

     Net sales. Net sales of $115.5 million for the three months ended June 30, 1998 increased $21.4 million, or 22.7%, from net sales of $94.1 million for the comparable period in 1997. The Company's sales of its nursery products increased 24.6%, which included $11.0 million of sales from the Company's acquisition of the nursery operations of Pacific Color Nurseries, Inc. ("Pacific Color") on October 20, 1997 and of Bryfogle's Wholesale, Inc. and certain affiliated entities (collectively, "Bryfogle's") on December 16, 1997.
Excluding the acquisitions, sales from the Company's nursery operations increased 9.7% from the comparable period in 1997. The increase in net sales was primarily due to increased sales into the Company's eastern and southern regions of the country attributable to the continued expansion of existing operations and to the Bryfogle's acquisition. This increase was partially offset by lower sales in the western and southwestern regions of the country, particularly in California, where the strong historical seasonal demand was reduced due to excessive rainfall during the period attributable to El Nino.

     Net sales of the Company's peat moss and peat-based products increased by 16.2% from the comparable period in 1997. Second quarter 1998 sales included $5.2 million from the Company's acquisition on April 6, 1998 of Lakeland Peat Moss, Ltd. and certain affiliated entities (collectively, "Lakeland").
Excluding the acquisition, sales decreased 9.0% from the comparable period in 1997. Sales of peat-based products in the western United States were negatively impacted during this period by unseasonably wet weather attributable to El Nino. Sales to the Company's professional customers remained relatively unchanged during the period, while sales to retail customers decreased by 22.7%. This decrease was due to the Company's plan to eliminate low margin retail peat customers in favor of professional customers and higher margin retail mix customers.

     Gross profit. Gross profit of $58.4 million (50.5% of net sales) for the three months ended June 30, 1998 increased $10.8 million, or 22.7%, from gross profit of $47.6 million (50.5% of net sales) for the comparable period in 1997. The increase was primarily attributable to (i) the improved gross profit for the Company's peat moss operations resulting from the increased emphasis on professional customers, a shift in the retail sales mix to more profitable customers, and pricing improvements in all professional products, and (ii) higher unit volumes from the Company's nursery operations, particularly those with expanded capacity which have been selling into the eastern and southern regions of the country.

     Operating expenses. Operating expenses of $27.3 million (23.6% of net sales) for the three months ended June 30, 1998 increased $3.7 million, or 15.7%, from $23.6 million (25.1% of net sales) for the comparable period in 1997. Approximately $3.5 million of the increase was attributable to the acquisitions. The decrease as a percentage of sales was primarily due to the reduction in promotional and advertising programs targeted at both retail and professional customers at the Company's peat moss operations due to the shift away from the lower margin retail peat business. This decrease was somewhat offset by increased selling and general and administrative expenses, specifically the accelerated hiring and training of selling and management personnel and increased investment in information systems required to support growth of the Company's nursery operations.

     Operating income. Operating income of $31.1 million for the three months ended June 30, 1998 increased $7.1 million, or 29.6%, from $24.0 million for the comparable period in 1997. This included operating income of $3.6 million from the acquisitions. Excluding the acquisitions, operating income increased $3.5 million, or 14.6%, to $27.5 million from the comparable period in 1997 primarily due to lower operating expenses from the peat operations, for the reasons described above.

     Interest expense. Interest expense of $6.3 million for the three months ended June 30, 1998 increased $0.9 million, or 16.7%, from $5.4 million for the comparable period in 1997. The increase was attributable to higher borrowing levels under the Company's revolving credit facilities, which were used to a significant extent to support capacity expansion capital projects and the related inventory buildup for the Company's nursery operations.

     Provision for income taxes. The Company's effective income tax rate was 40.3% and 40.6% for the three months ended June 30, 1998 and 1997, respectively.

     Net income.   Net income of $13.2 million for the three months ended June
30, 1998 increased $2.3 million, or 21.1%, from $10.9 million for the comparable period in 1997. Excluding the extraordinary loss on early extinguishment of debt of $1.4 million, net income increased by $3.7 million, or 33.9%, from $10.9 million for the comparable period in 1997. The increase was primarily attributable to the higher sales and higher operating income described above.

Six Months Ended June 30, 1998 compared to Six Months Ended June 30, 1997

     Net sales. Net sales of $163.7 million for the six months ended June 30, 1998 increased $21.8 million, or 15.4%, from net sales of $141.9 million for the comparable period in 1997. The Company's sales of nursery products increased 18.1%, which included $12.2 million of sales from the Company's acquisitions of the nursery operations of Pacific Color on October 20, 1997 and of Bryfogle's on December 16, 1997. Excluding the acquisitions, sales from the Company's nursery operations increased 6.2% from the comparable period in 1997. The increase in net sales was primarily due to increased sales into the Company's eastern and southern regions of the country, attributable to the continued expansion of existing operations and to the Bryfogle's acquisition. This increase was partially offset by lower sales in the western and southwestern regions of the country, particularly in California, where the historically strong seasonal demand was reduced due to excessive rainfall during the period attributable to El Nino.

     Net sales of the Company's peat moss and peat-based products increased by $3.4 million or 8.5% from the comparable period in 1997. Six month 1998 sales included $5.2 million from the Company's acquisition of Lakeland on April 6, 1998. Excluding the acquisition, sales decreased 4.4% from the comparable period in 1997. Sales of peat-based products in the western United States were negatively impacted during the first six months by unseasonably wet weather attributable to El Nino. The Company's strategy to emphasize sales to professional customers was reflected in a 6.9%, or $1.7 million, increase in sales to this customer segment during the period. Likewise, the Company's strategy to move away from unprofitable and low margin retail customers resulted in reduced sales to retail customers of $3.5 million, or 23.3% compared to 1997.

     Gross profit. Gross profit of $83.0 million (50.7% of net sales) for the six months ended June 30, 1998 increased $12.6 million, or 17.9%, from gross profit of $70.4 million (49.6% of net sales) for the comparable period in 1997. The increase was primarily attributable to (i) the improved gross profit for the Company's peat moss operations resulting from the increased emphasis on professional customers, a shift in the retail sales mix to more profitable customers, and pricing improvements in all professional products, and (ii) higher margins and higher unit volumes from the Company's nursery operations, particularly those with expanded capacity which have been selling into the eastern and southern regions of the country.

     Operating expenses. Operating expenses of $46.2 million (28.2% of net sales) for the six months ended June 30, 1998 increased $5.5 million, or 13.5%, from $40.7 million (28.7% of net sales) for the comparable period in 1997. Approximately $4.4 million of the increase was attributable to acquisitions, and the balance to increased general and administrative expenses accelerated management hiring and training, and increased investment in information systems required to support the Company's future growth.

     Operating income. Operating income of $36.9 million for the six months ended June 30, 1998 increased $7.2 million, or 24.2%, from $29.7 million for the comparable period in 1997. Excluding $3.1 million in operating income from acquisitions, operating income grew $4.1 million, or 13.8%, to $33.8 million versus the comparable period in 1997. This increase was primarily due to higher sales at the nursery operations and higher gross profit margins from both the nursery and peat operations, as described above.

     Interest expense. Interest expense of $12.0 million for the six months ended June 30, 1998 increased $1.4 million, or 13.2%, from $10.6 million for the comparable period in 1997. The increase was attributable to higher borrowing levels under the Company's revolving credit facilities, which were used primarily to support capacity expansion capital projects and the related inventory buildup for the Company's nursery operations.

     Provision for income taxes. The Company's effective income tax rate was 40.5% and 39.6% for the six months ended June 30, 1998 and 1997, respectively.

     Net income.   Net income of $13.0 million for the six months ended June 30,
1998 increased $1.8 million, or 16.1%, from $11.2 million for the comparable period in 1997. Excluding the extraordinary loss on early extinguishment of debt of $1.4 million, net income increased by $3.2 million, or 28.6%, from $11.2 million for the comparable period in 1997. The increase was primarily attributable to the higher sales and higher operating income described above.

Liquidity and Capital Resources

     The Company has historically satisfied its working capital requirements through operating cash flow and, as a result of the highly seasonal nature of the Company's nursery operations, through borrowings under its revolving credit facilities.

     On June 26, 1998, Hines Horticulture, Inc. completed the issuance of 5.1 million shares of common stock through an initial public offering ("Offering"), resulting in net proceeds to the Company (after deducting issuance costs) of approximately $50.2 million. The proceeds were used for the redemption on July 29, 1998, of $42.0 million in aggregate principal amount of Senior Subordinated Notes and repayment, in part, of a certain debt secured by a mortgage.

     In conjunction with the Offering, the Company entered into a new senior credit facility (the "Senior Credit Facility") with Bankers Trust Company, Bank of America, N.T. & S.A. and Harris Trust & Savings Bank. The Senior Credit Facility amended and restated the Company's existing senior credit facilities to provide for a new $50.0 million term loan and a $200.0 million revolving credit facility. The revolving credit facility is comprised of a $100.0 million working capital facility and a $100.0 million acquisition facility. The Senior Credit Facility replaced the existing senior credit facilities and increased the Company's borrowing capacity by up to $100.0 million. The Senior Credit Facility has a five-year term. The revolving credit facility and all other obligations under the Senior Credit Facility will be secured by substantially all of the assets and common stock of Hines Nurseries and Sun Gro-U.S., as well as a pledge of 65% of the common stock of Sun Gro-Canada. The principal repayment schedule for the term loan is $2.5 million in 1999, $6.25 million in 2000, $11.25 million in 2001, $18.75 million in 2002 and
$11.25 million in 2003. Amounts borrowed under the acquisition facility will convert into a term loan in 2000 and will begin to amortize thereafter. The Company has not entered into any agreements to make any acquisitions at the present time, and will evaluate acquisition opportunities on a case-by-case basis.

     The Company typically draws under its revolving credit facilities in the first and fourth quarters to fund its inventory buildup of nursery products and to fund seasonal operating expenses. Approximately 80% of the sales of Hines Nurseries occur in the first half of the year, generally allowing the Company to reduce borrowings under its revolving credit facilities after the first quarter. Working capital requirements for the Company's peat moss operations are less seasonal in nature, with slight inventory buildups generally occurring in the third and fourth quarters. On July 31, 1998, the Company had unused borrowing capacity of $81.0 million and $91.65 million available within the acquisition revolver and working capital revolver, respectively, within the Senior Credit Facility.

     In October 1995, Hines Nurseries issued $120.0 million in aggregate principal amount of 11 3/4% Senior Subordinated Notes due 2005 to refinance certain indebtedness incurred in connection with the acquisition of the Company by Madison Dearborn Capital Partners, L.P. and certain members of management. These Senior Subordinated notes were subsequently exchanged in a registered offering for $120.0 million of its 11 3/4% Senior Subordinated Notes due 2005, Series B. After giving effect to the optional prepayment of the $42.0 million in aggregate principal amount of the Senior Subordinated Notes on July 29, 1998 with a portion of the proceeds of the Offering, $78.0 million in aggregate principal amount remain outstanding. The indenture pursuant to which the Senior Subordinated Notes were issued imposes a number of restrictions on Hines Nurseries and Sun Gro-U.S. The indenture limits, among other things, their ability to incur additional indebtedness, to make certain restricted payments (including dividends to the Company), to make certain asset dispositions, to incur certain liens and to enter into certain significant transactions. In addition, breach of a material term of the indenture or any other material indebtedness that results in the acceleration of such indebtedness would trigger an event of default under the Senior Credit Facility, causing all amounts owing thereunder to become immediately due and payable. The Senior Credit Facility imposes a number of similar and certain additional restrictions (including financial covenants) on Hines Nurseries and Sun Gro-U.S and its subsidiaries.

     As a result of the Company's ability to deduct its growing costs under the farming exception and to deduct interest expense on indebtedness for borrowed money, the Company has generally not been required to pay cash income taxes in recent years and has generated net operating losses for federal income tax purposes. Even with the benefits of the farming exception, the Company may nonetheless be required to pay cash income taxes in future years after use, loss or expiration of its tax net operating loss carry forwards. Such cash income taxes could also result from increased taxable income due to, among other reasons, (i) reduction in the Company's deduction for interest expense resulting from the Company's repayment of indebtedness with the proceeds of the Offering,
(ii) any slowdown in, or elimination of, future growth in the Company's inventory of growing plants, or (iii) limits on the Company's ability to use net operating loss carryforwards to offset all of its tax liability under the alternative minimum tax system.

     The Company's capital expenditures were approximately $6.9 million for the six months ended June 30, 1998. The capital expenditures for Hines Nurseries related primarily to the development of additional nursery acreage and purchase of nursery-related structures and of certain vehicles and machinery and equipment. The capital expenditures for Sun Gro related primarily to peat bog development and the purchase of peat bog harvesting equipment.

     The Company's capital expenditures for 1998 are expected to be approximately $19.0 million, and will be used to increase production capacity, primarily through the development of available acreage at the Company's nursery facilities in Northern California, Texas and South Carolina, and for other maintenance expenditures.

     Management believes that cash generated by operations and borrowing available under the Senior Credit Facility will be sufficient to meet the Company's anticipated working capital, capital expenditure and debt service requirements for the foreseeable future. However, as a result of its plan to pursue strategic acquisitions, the Company may require additional debt or equity financing in the future.

Year 2000 Compliance

     The Company has completed its review of the compliance issues related to the year 2000 and has implemented programming modifications to its operational and financial reporting systems that it believes will address these issues. All modified programming is currently operational, with testing scheduled to be completed in 1998. There can be no assurances, however, until the year 2000 that all of the Company's systems and those of its suppliers, shippers, customers and other external business partners will function adequately. If the systems of the Company's and the systems of its suppliers, shippers, customers and other external business partners are not compliant, it could have a material adverse effect on the Company.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

          Not applicable


                          PART II.  OTHER INFORMATION

Item 2.   Changes in Securities and Use of Proceeds

     The Registrant's Registration Statement on Form S-1 (File No. 333-51943) was declared effective on June 18, 1998, pursuant to which the Registrant registered for offer and sale up to $99,796,411 of its Common Stock, par value $.01 per share. The Offering terminated upon the sale of all of the shares of Common Stock offered by the Company on June 26, 1998. The managing underwriters
were Lehman Brothers, BT Alex. Brown and BancAmerica Robertson Stephens.   The
Registrant offered and sold 5,100,000 shares of Common Stock at $11.00 per share at an aggregate offering price of $56,100,000.

     The estimated total amount of expenses incurred for the Registrant's account in connection with the offer and sale of Common Stock in the Offering was approximately $5.9 million, of which $3,927,000 represented underwriting discounts and commissions. No direct or indirect payments to directors, officers or affiliates of the Registrant were made in connection with the Offering. Madison Dearborn Capital Partners, L.P., the Registrant's largest stockholder, purchased 500,000 shares of Common Stock in the Offering at the initial public offering price less underwriting discounts and commissions, but did not receive any payments or other consideration from the Registrant in connection therewith.

     The net offering proceeds to the Registrant after deducting the expenses described above were approximately $50.2 million. All of the net offering proceeds were used to repay indebtedness. Of such proceeds, approximately $46.2 million were used to redeem $42.0 million in aggregate principal amount of the 11 3/4% Senior Subordinated Notes due 2005, Series B, of Hines Nurseries, Inc., a wholly owned subsidiary of the Registrant, at a price of 109.139% of the aggregate principal amount thereof plus interest thereon through the date of redemption (July 29, 1998), and approximately $4.0 million were used to prepay on June 26, 1998 certain borrowings of Hines Nurseries, Inc. secured by real property. None of such proceeds were used to make payments to directors, officers or affiliates of the Registrant.

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

     (a)  Exhibits:

              4.1 Amended and Restated Credit Agreement dated June 26, 1998 among Hines Nurseries, Inc. and Sun Gro Horticulture Canada Ltd., as Borrowers, the Lenders listed therein, Bank of America N.T. & S.A., as Syndication Agent, Harris Trust & Savings Bank, as Documentation Agent, and Bankers Trust Company, as Administrative Agent.

              27.1  Financial Data Schedule

     (b)  Reports on Form 8-K:

              A Current Report on Form 8-K was filed by Hines Holdings, Inc. on May 6, 1998, which report included a press release issued by the Registrant announcing the proposed initial public offering of the Registrant's common stock.

Items 1, 3, 4 and 5 are not applicable and have been omitted.

                                   SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    HINES HORTICULTURE, INC.
                                    (Registrant)


                                    By:  /s/ Claudia M. Pieropan
                                         -----------------------------------
                                         Claudia M. Pieropan
                                         Chief Financial Officer


Date:  August 14, 1998

     Claudia M. Pieropan is signing in the dual capacities as (i) principal financial officer, and (ii) a duly authorized officer of the Company.