Form 10-Q
period 1998-09-30
HINES HORTICULTURE INC
filed 1998-11-12
CIK 1003515

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q

                                  (Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 1998

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

   For the transition period from ___________________ to ___________________

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

                                Yes [X]  No [_]


As of October 31, 1998 there were 22,072,549 shares of Common Stock, par value $0.01 per share, outstanding.
================================================================================

                            HINES HORTICULTURE, INC.
                        (FORMERLY HINES HOLDINGS, INC.)


                                     Index

                         Part I. Financial Information



Item 1.  Financial Statements                                           Page No.
                                                                        --------

          Consolidated Balance Sheets as of
          December 31, 1997 and September 30, 1998                         1

          Consolidated Statements of Operations for the Three
          Months and Nine Months Ended September 30, 1997 and 1998         3

          Consolidated Statements of Cash Flows for the
          Nine Months Ended September 30, 1997 and 1998                    4

          Notes to the Consolidated Financial Statements                   5

Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                       18

Item 3.  Quantitative and Qualitative Disclosures About Market Risk       25


                           Part II. Other Information


Item 6.  Exhibits and Reports on Form 8-K                                 26

         Signature                                                        27


Note: Items 1, 2, 3, 4 and 5 of Part II are omitted because they are not applicable.

                           HINES HORTICULTURE, INC.
                        (Formerly Hines Holdings, Inc.)
                          CONSOLIDATED BALANCE SHEETS
                   December 31, 1997 and September 30, 1998

ASSETS                                           December 31, 1997   September 30, 1998
------                                                                  (Unaudited)
                                                 -----------------   ------------------
                                                         (Dollars in thousands)
CURRENT ASSETS
  Cash                                               $  2,543             $      -
  Accounts receivable, net of allowance for
   doubtful accounts of $1,193 and $1,177              20,569               29,845
  Inventories                                         106,007              107,082
  Prepaid expenses and other current assets             1,958                2,879
                                                     --------             --------
           Total current assets                       131,077              139,806

FIXED ASSETS, net of accumulated depreciation
  and depletion of $20,459 and $26,597                 92,406              120,547

DEFERRED FINANCING EXPENSES, net of
  accumulated amortization of $2,332 and $1,092         6,477                5,037

GOODWILL, net of accumulated amortization
  of $1,474 and $2,373                                 38,859               38,210
                                                     --------             --------
                                                     $268,819             $303,600
                                                     ========             ========

See Accompanying Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                           HINES HORTICULTURE, INC.
                        (Formerly Hines Holdings, Inc.)
                          CONSOLIDATED BALANCE SHEETS
                   December 31, 1997 and September 30, 1998

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)        December 31, 1997   September 30, 1998
----------------------------------------------                               (Unaudited)
                                                      -----------------   ------------------
                                                              (Dollars in thousands)
CURRENT LIABILITIES
  Accounts payable                                         $  8,046            $  8,711
  Accrued liabilities                                         5,146               7,494
  Accrued payroll and benefits                                6,521               8,164
  Accrued interest                                              163               4,148
  Long-term debt, current portion                             5,400               1,250
  Borrowings on revolving credit facility                    43,102              10,800
  Deferred income taxes                                      35,151              39,456
                                                           --------            --------
           Total current liabilities                        103,529              80,023

LONG-TERM DEBT                                              160,356             145,763

DEFERRED INCOME TAXES                                         6,003              11,970

COMMITMENTS AND CONTINGENCIES

CUMULATIVE REDEEMABLE SENIOR PREFERRED STOCK
  12 PERCENT, par value $.01 per share;
  liquidation preference of $1,000 per share;
  50,000 shares authorized; 39,500 shares
  issued at December 31, 1997                                43,967                   -

CUMULATIVE REDEEMABLE JUNIOR PREFERRED STOCK
  12 PERCENT, par value $.01 per share;
  liquidation preference of $1 per share;
  22,000,000 shares authorized; 20,847,986
  shares issued at December 31, 1997                         26,715                   -

SHAREHOLDERS' EQUITY (DEFICIT)
  Common Stock
   Authorized - 60,000,000 shares  $.01 par value;
   Issued and outstanding - 7,708,481 and 22,072,549
   shares at December 31, 1997 and September 30, 1998           105                 221

  Additional paid in capital (accumulated accretion
   of cumulative redeemable preferred stock in
   excess of additional paid in capital)                       (857)            128,009
  Notes receivable from stock sales                            (366)               (327)
  Deficit                                                   (70,633)            (62,059)
                                                           --------            --------
           Total shareholders' equity (deficit)             (71,751)             65,844
                                                           --------            --------
                                                           $268,819            $303,600
                                                           ========            ========

See Accompanying Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                           HINES HORTICULTURE, INC.
                        (Formerly Hines Holdings, Inc.)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
        Three Months and Nine Months Ended September 30, 1997 and 1998
                                  (Unaudited)

                                                    Three Months Ended September 30,          Nine Months Ended September 30,
                                                    --------------------------------         ----------------------------------
                                                        1997               1998                  1997                  1998
                                                    -----------        -------------         ----------             -----------
                                                                   (Dollars in thousands except per share data)
Sales, net                                              $31,104           $36,699              $172,983                $200,414
Cost of goods sold                                       14,301            17,478                85,784                  98,171
                                                      ---------        ----------             ---------              ----------
    Gross profit                                         16,803            19,221                87,199                 102,243
                                                      ---------        ----------             ---------              ----------

Selling and distribution expenses                        10,479            12,188                40,347                  44,308
General and administrative expenses                       4,867             5,589                15,933                  19,641
Unusual expenses                                            271               -                      78                      -
                                                      ---------        ----------             ---------              ----------
    Total operating expenses                             15,617            17,777                56,358                  63,949
                                                      ---------        ----------             ---------              ----------
    Operating income                                      1,186             1,444                30,841                  38,294
                                                      ---------        ----------             ---------              ----------
Other expenses
   Interest                                               4,897             3,562                15,519                  15,606
   Amortization of deferred financing expenses              277               246                   804                     864
                                                      ---------        ----------             ---------              ----------
                                                          5,174             3,808                16,323                  16,470
                                                      ---------        ----------             ---------              ----------
Income (loss) before provision for (benefit from)
 income taxes                                            (3,988)           (2,364)               14,518                  21,824

Income tax provision (benefit)                           (1,677)             (947)                5,647                   8,844
                                                      ---------        ----------             ---------              ----------
Income (loss) before extraordinary item                  (2,311)           (1,417)                8,871                  12,980

Extraordinary item, net of tax benefit                      -               3,027                    -                    4,406
                                                      ---------        ----------             ---------              ----------
Net income (loss)                                        (2,311)           (4,444)                8,871                   8,574

Less: Preferred stock dividends and warrant
 accretion                                               (1,955)              -                  (5,249)                 (5,609)
                                                      ---------        ----------             ---------              ----------
Net income (loss) applicable to common stock          $  (4,266)       $   (4,444)            $   3,622              $    2,965
                                                      =========        ==========             =========              ==========

Basic earnings per share:
    Income (loss) before extraordinary item           $   (0.57)       $    (0.06)            $    0.48              $     0.58
    Extraordinary item                                $      -         $   (0.14)             $      -               $    (0.35)
                                                      ---------        ----------             ---------              ----------
    Net income (loss) per common share                $   (0.57)       $    (0.20)            $    0.48              $     0.23
                                                      =========        ==========             =========              ==========
Diluted earnings per share:
    Income (loss) before extraordinary item           $   (0.57)       $    (0.06)            $    0.45              $     0.57
    Extraordinary item                                $      -         $    (0.14)            $      -               $    (0.34)
                                                      ---------        ----------             ---------              ----------
    Net income (loss) per common share                $   (0.57)       $    (0.20)            $    0.45              $     0.23
                                                      =========        ==========             =========              ==========
Weighted average shares outstanding--Basic            7,519,090        22,072,549             7,513,219              12,759,582
                                                      =========        ==========             =========              ==========
Weighted average shares outstanding--Diluted          7,519,090        22,072,549             8,123,020              13,088,559
                                                      =========        ==========             =========              ==========

See Accompanying Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                           HINES HORTICULTURE, INC.
                        (Formerly Hines Holdings, Inc.)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 Nine Months Ended September 30, 1997 and 1998
                                  (Unaudited)


                                                                         Nine Months Ended September 30
                                                                         ------------------------------
                                                                              1997            1998
                                                                         -------------    -------------
                                                                             (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                 $   8,871        $   8,574
  Adjustments to reconcile net income to
   net cash provided by operating activities -
    Depreciation, depletion and amortization                                     4,568            7,516
    Amortization of deferred financing costs                                       804              864
    Loss on early extinguishment of debt                                             -            7,417
    Deferred income taxes                                                        5,527            4,065
    (Gain) loss on sale of fixed assets                                           (122)             234
    Gain on involuntary disposal of fixed assets                                (1,194)               -
    Other                                                                          311                -
                                                                             ---------        ---------
                                                                                18,765           28,670
Change in working capital accounts, net of effect of acquisition:
  Accounts receivable                                                           (8,872)          (4,967)
  Inventories                                                                     (505)           1,171
  Prepaid expenses and other assets                                                489             (797)
  Accounts payable and accrued liabilities                                       7,209            6,461
                                                                             ---------        ---------
    Net cash provided by operating activities                                   17,086           30,538
                                                                             ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of fixed assets                                                      (7,379)         (11,681)
  Proceeds from sale of fixed assets                                               154              295
  Proceeds from insurance claims                                                 1,194                -
  Purchase of fixed assets from insurance
   claims proceeds                                                              (1,081)               -
  Acquisition, net of cash                                                           -          (19,929)
                                                                             ---------        ---------
    Net cash used in investing activities                                       (7,112)         (31,315)
                                                                             ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Borrowings on revolving line of credit                                       167,306          151,548
  Repayments on revolving line of credit                                      (174,005)        (183,850)
  Proceeds from the issuance of long-term debt                                       -           83,961
  Repayments of long-term debt                                                  (3,673)        (103,723)
  Deferred financing costs                                                        (501)          (3,000)
  Penalty on early payment of subordinated notes                                     -           (3,841)
  Repurchase and retirement of stock                                               (75)               -
  Repayments of notes receivables from stock sales                                   -              572
  Issuance of common stock                                                           -           50,157
  Issuance of preferred stock                                                      343            6,410
                                                                             ---------        ---------
    Net cash used in financing activities                                      (10,605)          (1,766)
                                                                             ---------        ---------

NET DECREASE IN CASH                                                              (631)          (2,543)

CASH, beginning of period                                                          631            2,543
                                                                             ---------        ---------

CASH, end of period                                                          $       -        $       -
                                                                             =========        =========

Supplemental disclosure of cash flow information:
  Cash paid for interest                                                     $  12,140        $  11,617
  Cash paid for income taxes                                                 $     131        $     113

Noncash investing and financing activities:
  Conversion of preferred stock for common stock                             $       -        $  70,682
  Conversion of promissory notes for common stock                            $       -        $   1,200
  Fair value of assets acquired                                              $       -        $  30,925
  Liabilities assumed and incurred                                           $       -        $  10,606

See Accompanying Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                           HINES HORTICULTURE, INC.
                        (FORMERLY HINES HOLDINGS, INC.)
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (Dollars in thousands)
                          SEPTEMBER 30, 1997 AND 1998
                                  (UNAUDITED)


1.   Description of Business:
     ------------------------

     Hines Horticulture, Inc. ("Hines"), a Delaware corporation, produces and distributes horticultural products through its two operating divisions, Hines Nurseries and Sun Gro Horticulture ("Sun Gro"). On June 12, 1998, Hines succeeded to the business of Hines Holdings, Inc., a Nevada corporation, as a result of the merger of Hines Holdings, Inc. into Hines, the purpose of which was to change the Company's name and jurisdiction of incorporation. The business of Hines is currently conducted through Hines Nurseries, Inc. (formerly Hines Horticulture, Inc.) ("Hines Nurseries"). The business of Sun Gro is currently conducted through Sun Gro Horticulture Inc. ("Sun Gro-U.S.") and its wholly owned subsidiary, Sun Gro Horticulture Canada Ltd. ("Sun Gro-Canada"), and Sun Gro-Canada's direct and indirect Canadian subsidiaries. Hines, together with Hines Nurseries, Sun Gro-U.S., Sun Gro-Canada, and Sun Gro-Canada's direct and indirect Canadian subsidiaries are hereafter collectively referred to as the "Company."

     Hines Nurseries is a leading national supplier of ornamental, container-grown plants with nursery facilities located in California, Oregon, Texas, South Carolina and Pennsylvania. Hines Nurseries markets its products to retail customers throughout the United States.

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

3.   Common Stock Offering:
     ----------------------

     On June 26, 1998, the Company completed the issuance of 5.1 million shares of common stock through an initial public offering (the "Offering"), resulting in net proceeds to the Company (after deducting issuance costs) of approximately $50.2 million. A portion of the proceeds was used to repay in part certain borrowings secured by real property bearing interest at 11.75% per annum and maturing on June 27, 2005. On July 29, 1998, the remaining proceeds were used to redeem a portion of the 11.75% Senior Subordinated Notes due 2005, Series B of Hines Nurseries (the "Senior Subordinated Notes"), as further discussed in Note 4.

     Concurrent with the closing of the Offering, the Company entered into an amended and restated senior credit facility (the "Senior Credit Facility") to provide for a new $50.0 million term loan and a $200.0 million revolving credit facility. The revolving credit facility is comprised of a $100.0 million working capital revolver and a $100.0 million acquisition revolver.

     Initially, working capital borrowings under the revolving credit facility included within the Senior Credit Facility bear interest at rates approximating the U.S. prime rate plus .25 percent or the Eurodollar rate plus 1.25 percent. The revolving credit facility is secured by substantially all of the assets and common stock of Hines Nurseries and Sun Gro-U.S. as well as 65% of the common stock of Sun Gro-Canada. The senior credit agreement contains covenants that, among other matters establish minimum interest coverage, maximum leverage ratios, minimum net worth and maximum capital expenditure amounts. Initially, the average daily amount of the unused portion of the revolving credit facility is subject to a
     commitment fee of .375 percent per annum.   The revolving credit facility
     expires on June 26, 2003.

     The Senior Credit Facility replaced the Company's existing senior credit facility and increased the aggregate size of the Company's borrowing facilities by $100 million. The prepayment of the previous credit facilities resulted in an extraordinary loss related to the write-off of unamortized financing costs of $1.4 million, net of $1.0 million in related income taxes, during the three months ended June 30, 1998.

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

     The following unaudited pro forma earnings per share information for the three and nine months ended September 30, 1997 and 1998 gives effect to the following transactions as if they occurred on January 1, 1997 and January 1, 1998, respectively: (i) the acquisitions of Bryfogle's Wholesale, Inc., Bryfogle's Power Plants and Power Plants II, Inc. (collectively Bryfogles'), Pacific Color Nurseries, Inc. and Lakeland Peat Moss, Ltd. and certain affiliated entities ("Lakeland"), (ii) the Equity Recapitalization,
     (iii) the closing of the Senior Credit Facility, and (iv) the Offering.

                                                Three Months Ended              Nine Months Ended
                                                   September 30                   September 30
                                            --------------------------     ---------------------------
                                               1997          1998              1997            1998
                                            ----------    -----------      ------------     ----------
Basic and Diluted Earnings Per Share:
   Income (loss) per common share                ($.13)         ($.05)             $.62           $.76
Weighted average shares outstanding--
   Basic and Diluted                        20,502,524     21,431,342        20,502,524     21,431,342

4.   Long-Term Debt:
     ---------------

     On July 29, 1998, the Company redeemed $42.0 million in aggregate principal amount of the Senior Subordinated Notes at a redemption price of 109.139% of the aggregate principal amount thereof ($45.8 million at July 29, 1998), plus accrued and unpaid interest thereon through the date of redemption. Payment of the redemption premium and the recognition of a portion of the deferred costs related to the Senior Subordinated Notes resulted in an extraordinary loss of $3.0 million, net of related income taxes of $2.0 million, in the quarter ended September 30, 1998.

     The table set forth below summarizes the Company's outstanding long-term debt at December 31, 1997 and September 30, 1998:

                                                                         December 31             September 30
                                                                            1997                     1998
                                                                    ---------------------   -----------------------
Acquisition term loan, interest at the bank's reference rate
 (8.5 percent per annum at December 31, 1997) plus 1.25 percent or the Eurodollar rate plus 2.75 percent per annum.  Principal payments due quarterly beginning March 31, 2000 through 2002 ranging from $300 to $600 as specified in the loan agreement, with the remaining principal due on December 31, 2002, secured
 by inventory                                                             $12,000                         -

                                                                         December 31             September 30
                                                                            1997                     1998
                                                                         -----------             ------------
Convertible subordinated promissory note, interest at 6 percent
 per annum. Principal due December 16, 2005.                                1,000                         -

Senior term debt, interest at the bank's reference rate (8.5 percent per annum at December 31, 1997) plus 1.5 percent or the
 Eurodollar rate plus 2.5 percent per annum. Principal payments due on June 30, September 30 and December 31 through 2000
 ranging from $500 to $3,250, secured by inventories and fixed
 assets.                                                                   17,000                         -

Note payable; interest at 10 percent per annum, non recourse, secured by specified real property, blended payments of $81 per month from July 1, 1992 through June 1, 2005, with all
 remaining principal due on June 28, 2005.                                  7,999                         -

Note payable; interest at 10 percent per annum, until June 1,
 1995, and 11.75 percent, thereafter, non recourse, secured by specified real property, monthly interest payments only until
 June 1, 1992, blended payments of $88 per month from July 1,
 1995, through June 1, 2005, with all remaining principal due on
 June 27, 2005.                                                             7,693                         -

Acquisition term loan, interest at the bank's reference rate
 (8.25 percent per annum at September 30, 1998) plus .25 percent or the Eurodollar rate plus 1.25 percent per annum.  Principal payments due from September 30, 2000 through June 30, 2003
 ranging from 2.50% to 37.5% of the outstanding balance as of
 June 26, 2000, as specified in the loan agreement, secured by substantially all of the assets and stock of Hines Nurseries and Sun Gro-U.S. as well as 65% of the common stock of Sun
 Gro-Canada.                                                                    -                    19,000

                                                                         December 31             September 30
                                                                            1997                     1998
                                                                    ---------------------   -----------------------
Term debt, interest at the bank's reference (8.25 percent per annum at September 30, 1998) plus .25 percent or the Eurodollar rate plus 1.25 percent per annum.  Principal payments due from
 June 30, 1999 through June 30, 2003 ranging from $1.25 million to $11.25 million, as specified in the loan agreement, secured by substantially all of the assets and stock of Hines Nurseries and Sun Gro-U.S. as well as 65% of the common stock of Sun
 Gro-Canada.                                                                    -                    50,000

Senior subordinated notes, Series B, interest at 11.75 percent per annum payable semi-annually on each June 30 and December
 31, maturing on October 15, 2005.                                        120,000                    78,000

Capital lease obligations and equipment financing contracts due
 at various dates through 1999 secured by leased equipment.                    64                        13
                                                                         --------                  --------
                                                                          165,756                   147,013

Less current portion                                                        5,400                     1,250
                                                                         --------                  --------
                                                                         $160,356                  $145,763
                                                                         ========                  ========

5.   Recent Accounting Pronouncements:
     ---------------------------------

     In 1997, the Financial Accounting Standards Board issued Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"), which is required to be adopted for the Company's year ending December 31, 1998. SFAS 131 requires that certain financial information regarding operating segments be publicly reported on the same basis as used internally by management to evaluate segment performance. The adoption of SFAS 131 will have no impact on the Company's consolidated results of operations, financial position or cash flows.

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

7.   Earnings Per Share:
     -------------------

     In 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). In accordance with the implementation provisions of SFAS 128, the Company has restated earnings per share in the consolidated statements of operations for the three and nine month periods ended September 30, 1997. For the three months ended September 30, 1997, there are no differences between the numerators and denominators for basic and diluted earnings per share since common stock equivalents (in the amount of 609,801) have been excluded from the earnings per share calculation because the effect would be anti-dilutive. There were no dilutive common stock equivalents outstanding during the three months ended September 30, 1998. A reconciliation of the numerators and denominators of basic and diluted earnings per share for the nine months ended September 30, 1997 and 1998 is as follows (in thousands, except per share amounts):

                                                                Nine Months Ended September 30,
                                    ----------------------------------------------------------------------------------------
                                                       1997                                           1998
                                    -----------------------------------------     ------------------------------------------
                                      Income         Shares         Per-Share       Income         Shares          Per-Share
                                    (Numerator)   (Denominator)      Amount       (Numerator)   (Denominator)       Amount
                                    -----------   -------------     ---------     -----------   -------------      ---------
Income before extraordinary item       $ 8,871                                      $12,980
Less: Preferred stock dividends         (5,249)                                      (5,609)
                                       -------                                      -------

Basic EPS
Income applicable to common stock        3,622        7,513            $.48         $ 7,371       12,760               $.58
                                                                       ====                                            ====
Effect of Dilutive Securities
Warrants                                                610                              40          292
Convertible Notes                                                                        18           37
                                       -------        -----                         -------       ------
Diluted EPS
Income applicable to common stock
 plus assumed conversions              $ 3,622        8,123            $.45         $ 7,429       13,089               $.57
                                       =======                         ====                       ======               ====

8.   Guarantor/Non-Guarantor Disclosures:
     ------------------------------------

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

     The following condensed consolidating information shows (a) Hines on a parent company basis only as the parent guarantor (carrying its investment in its subsidiary under the equity method), (b) Hines Nurseries as the issuer (carrying its investment in its subsidiary under the equity method),
     (c) Sun Gro-U.S. as subsidiary guarantor (carrying its investment in Sun Gro-Canada under the equity method), (d) Sun Gro-Canada and its direct and indirect subsidiaries, as subsidiary non guarantors, (e) eliminations necessary to arrive at the information for the parent guarantor and its direct and indirect subsidiaries on a consolidated basis and (f) the parent guarantor on a consolidated basis, as follows:

          . Consolidating balance sheets as of December 31, 1997 and September 30, 1998 (unaudited);

          . Consolidating statements of operations for the three months and nine months ended September 30, 1997 and 1998 (unaudited); and

          . Consolidating statements of cash flows for the nine months ended September 30, 1997 and 1998 (unaudited).

                Consolidating Balance Sheet
                As of December 31, 1997
                (Dollars in thousands)

                                                         Hines                   Sun Gro    Sun Gro Canada
                                                      Horticulture    Hines        U.S.      (Subsidiary
                                                       (Parent      Nurseries  (Subsidiary       Non-                   Consolidated
                                                       Guarantor)    (Issuer)   Guarantor)    Guarantor)   Eliminations     Total
                                                      ------------------------------------------------------------------------------
ASSETS
------
CURRENT ASSETS
        Cash                                          $      -       $  2,543   $      -      $     -       $      -    $   2,543
        Accounts receivable, net                             -          7,945     10,188        2,436              -       20,569
        Inventories                                          -         98,391      2,162        5,454              -      106,007
        Prepaid expenses and other current assets            -            872        536          550              -        1,958
        Deferred income taxes                                -             50        804          169         (1,023)           -
                                                      ------------------------------------------------------------------------------
                Total current assets                         -        109,801     13,690        8,609         (1,023)     131,077
                                                      ------------------------------------------------------------------------------

FIXED ASSETS, net                                            -         44,398      4,242       43,766              -       92,406
DEFERRED FINANCING EXPENSES, net                             -          5,248        247          982              -        6,477
GOODWILL, net                                                -         38,041          -          818              -       38,859
DEFERRED INCOME TAXES                                       16         10,163          -            -        (10,179)           -
INVESTMENTS IN SUBSIDIARIES                             55,596          8,925      7,832            -        (72,353)           -
                                                      ------------------------------------------------------------------------------
                                                      $ 55,612       $216,576   $ 26,011       $54,175      $(83,555)    $268,819
                                                      ==============================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
----------------------------------------------

CURRENT LIABILITIES
        Accounts payable                              $      -       $  5,053   $  1,117      $ 1,876       $      -     $  8,046
        Accrued liabilities                                  3          2,738      1,930          638              -        5,309
        Accrued payroll and benefits                         -          5,036        887          598              -        6,521
        Long-term debt, current portion                      -          2,400          -        3,000              -        5,400
        Borrowings on revolving credit facility              -         36,231      6,871            -              -       43,102
        Deferred income taxes                                -         36,174          0            0         (1,023)      35,151
        Other liabilities                                    -              -       (224)         224              -            -
        Intercompany accounts                           55,678        (75,078)    (1,308)      20,708              -            -
                                                      ------------------------------------------------------------------------------
                Total current liabilities               55,681         12,554      9,273       27,044         (1,023)     103,529
                                                      ------------------------------------------------------------------------------

LONG-TERM DEBT                                           1,000        151,856          -        7,500              -      160,356
DEFERRED INCOME TAXES                                        -          2,829      1,555       11,798        (10,179)       6,003
CUMULATIVE REDEEMABLE SENIOR
        PREFERRED STOCK                                 43,967              -          -            -              -       43,967
CUMULATIVE REDEEMABLE JUNIOR
        PREFERRED STOCK                                 26,715              -          -            -              -       26,715
SHAREHOLDERS' EQUITY (DEFICIT)
        Common stock                                       105         13,471     11,413            -        (24,884)         105
        Additional paid in capital (accumulated
             accretion of cumulative redeemable
             preferred stock in excess of
             additional paid in capital)                  (857)        21,364      5,889        1,777        (29,030)       (857)
        Notes receivable from stock sales                 (366)             -          -            -              -        (366)
        Retained earnings (deficit)                    (70,633)        14,502     (2,119)       6,056        (18,439)    (70,633)
                                                      ------------------------------------------------------------------------------
                Total shareholders' equity (deficit)   (71,751)        49,337     15,183        7,833        (72,353)    (71,751)
                                                      ------------------------------------------------------------------------------
                                                      $ 55,612       $216,576    $26,011      $54,175       $(83,555)   $268,819
                                                      ==============================================================================

     Consolidating Balance Sheet
     As of September 30, 1998
     (Unaudited)
     (Dollars in thousands)

                                                       Hines                   Sun Gro    Sun Gro Canada
                                                    Horticulture    Hines        U.S.      (Subsidiary
                                                      (Parent     Nurseries  (Subsidiary       Non-                    Consolidated
                                                     Guarantor)    (Issuer)   Guarantor)    Guarantor)    Eliminations     Total
                                                   --------------------------------------------------------------------------------
ASSETS
------
CURRENT ASSETS:
  Cash                                                 $      -    $      -      $     -         $     -     $       -   $      -
  Accounts receivable, net                                    -      16,914       11,247           1,684             -     29,845
  Inventories                                                 -      97,434        2,386           7,262             -    107,082
  Prepaid expenses and other current assets                   -       1,075        1,402             402             -      2,879
  Deferred income taxes                                      36          50          804             158        (1,048)         -
                                                       --------------------------------------------------------------------------
                Total current assets                         36     115,473       15,839           9,506        (1,048)   139,806
                                                       --------------------------------------------------------------------------

FIXED ASSETS, net                                             -      51,294        5,999          63,254             -    120,547
DEFERRED FINANCING EXPENSES, net                              -       5,037            -               -             -      5,037
GOODWILL, net                                                 -      37,411            -             799             -     38,210
DEFERRED INCOME TAXES                                         -      10,163            -               -       (10,163)         -
INVESTMENTS IN SUBSIDIARIES                              68,699      12,663       11,778               -       (93,140)         -
                                                       --------------------------------------------------------------------------
                                                       $ 68,735    $232,041      $33,616         $73,559     $(104,351)  $303,600
                                                       ==========================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
----------------------------------------------

CURRENT LIABILITIES:
  Accounts payable                                     $      -    $  4,537      $   902         $ 3,272     $       -   $  8,711
  Accrued liabilities                                         -       2,761        3,470           1,263             -      7,494
  Accrued payroll and benefits                                -       6,557          820             787             -      8,164
  Accrued interest                                            -       4,148            -               -             -      4,148
  Long-term debt, current portion                             -         750            -             500             -      1,250
  Borrowings on revolving credit facility                     -      10,800            -               -             -     10,800
  Deferred income taxes                                       -      40,364          140               -        (1,048)    39,456
  Intercompany accounts                                   2,891     (29,411)      10,316          16,204             -          -
                                                       --------------------------------------------------------------------------
                Total current liabilities                 2,891      40,506       15,648          22,026        (1,048)    80,023
                                                       --------------------------------------------------------------------------

LONG-TERM DEBT                                                -     126,263            -          19,500             -    145,763
DEFERRED INCOME TAXES                                         -       2,829        3,549          15,755       (10,163)    11,970
SHAREHOLDERS' EQUITY (DEFICIT)
  Common stock                                              221      17,971       11,414           4,500       (33,885)       221
  Additional paid in capital (accumulated
    accretion of cumulative redeemable preferred
    stock in excess of additional paid in capital)      128,009      21,361        4,112           1,777       (27,250)   128,009
  Notes receivable from stock sales                        (327)          -            -               -             -       (327)
  Retained earnings (deficit)                           (62,059)     23,111       (1,107)         10,001       (32,005)   (62,059)
                                                       --------------------------------------------------------------------------
                Total shareholders' equity (deficit)     65,844      62,443       14,419          16,278       (93,140)    65,844
                                                       --------------------------------------------------------------------------

                                                       $ 68,735    $232,041      $33,616         $73,559     $(104,351)  $303,600
                                                       ==========================================================================

  .  Guarantor / Non-guarantor Disclosures - (Continued)

        Consolidating Statement of Operations
        For the nine month period ended September 30, 1997
        (Unaudited)
        (Dollars in thousands)

                                                                                                Sun Gro
                                                         Hines                    Sun Gro        Canada
                                                      Horticulture     Hines        U.S.      (Subsidiary
                                                        (Parent      Nurseries  (Subsidiary       Non-                  Consolidated
                                                       Guarantor)     (Issuer)   Guarantor)     Guarantor) Eliminations     Total
                                                      ------------------------------------------------------------------------------
        Sales, net                                    $      0       $117,275     $48,160       $16,433       $(8,885)     $172,983
        Cost of goods sold                                   -         58,795      25,566        10,308        (8,885)       85,784
                                                      ------------------------------------------------------------------------------
            Gross Profit                                     -         58,480      22,594         6,125             -        87,199
        Operating expenses                                   -         27,607      23,165         5,586             -        56,358
                                                      ------------------------------------------------------------------------------
            Operating income                                 -         30,873        (571)          539             -        30,841
                                                      ------------------------------------------------------------------------------
        Other expenses:
           Interest                                        (13)        14,171         565           796             -        15,519
           Interest - intercompany                           -           (637)        543            94             -             -
          Amortization of deferred financing
           expenses, other                              (8,863)         1,758          28           234         7,647           804
                                                      ------------------------------------------------------------------------------
                                                        (8,876)        15,292       1,136         1,124         7,647        16,323
                                                      ------------------------------------------------------------------------------
        Income (loss) before provision for (benefit
         from) income taxes                              8,876         15,581      (1,707)         (585)       (7,647)       14,518
        Income tax provision (benefit)                       5          6,718        (705)         (371)            -         5,647
                                                      ------------------------------------------------------------------------------
        Net income (loss)                             $  8,871       $  8,863     $(1,002)      $  (214)      $(7,647)     $  8,871
                                                      ==============================================================================


        Consolidating Statement of Operations
        For the three month period ended September 30, 1997
        (Unaudited)
        (Dollars in thousands)

                                                                                                Sun Gro
                                                         Hines                    Sun Gro        Canada
                                                      Horticulture     Hines        U.S.      (Subsidiary
                                                        (Parent      Nurseries  (Subsidiary       Non-                  Consolidated
                                                       Guarantor)     (Issuer)   Guarantor)     Guarantor) Eliminations     Total
                                                      ------------------------------------------------------------------------------
        Sales, net                                    $      0       $ 15,751     $13,355       $ 3,953       $(1,955)     $ 31,104
        Cost of goods sold                                   -          7,750       6,669       $ 1,837        (1,955)       14,301
                                                      ------------------------------------------------------------------------------
            Gross Profit                                     -          8,001       6,686         2,116             -        16,803
        Operating expenses                                   -          7,101       6,720       $ 1,796             -        15,617
                                                      ------------------------------------------------------------------------------
            Operating income                                 -            900         (34)          320             -         1,186
                                                      ------------------------------------------------------------------------------
        Other expenses:
           Interest                                          0          4,473         175       $   249             -         4,897
           Interest - intercompany                           -           (247)        214       $    33             -             -
          Amortization of deferred financing
           expenses, other                               2,311            389        (204)      $    81        (2,300)          277
                                                      ------------------------------------------------------------------------------
                                                         2,311          4,615         185           363        (2,300)        5,174
                                                      ------------------------------------------------------------------------------
        Income (loss) before provision for (benefit
         from) income taxes                             (2,311)        (3,715)       (219)          (43)        2,300        (3,988)
        Income tax provision (benefit)                       -         (1,404)       (229)      $   (44)      $     -        (1,677)
                                                      ------------------------------------------------------------------------------
        Net income (loss)                             $ (2,311)      $ (2,311)    $    10       $     1       $ 2,300      $ (2,311)
                                                      ==============================================================================

Consolidating Condensed Statement of Operations
For the nine month period ended September 30, 1998
(Unaudited)
(Dollars in thousands)

                                                                                              Sun Gro
                                                         Hines                   Sun Gro      Canada
                                                      Horticulture    Hines        U.S.     (Subsidiary
                                                        (Parent     Nurseries  (Subsidiary      Non-                    Consolidated
                                                       Guarantor)   (Issuer)    Guarantor)   Guarantor)    Eliminations    Total
                                                      ------------------------------------------------------------------------------
Sales, net                                                 $    0    $138,877      $52,444      $22,635       $(13,542)   $200,414
Cost of goods sold                                              -      70,960       26,888       13,865        (13,542)     98,171
                                                      ------------------------------------------------------------------------------
  Gross Profit                                                  -      67,917       25,556        8,770              -     102,243
Operating expenses                                              9      37,277       21,793        4,870              -      63,949
                                                      ------------------------------------------------------------------------------
  Operating income                                             (9)     30,640        3,763        3,900              -      38,294
                                                      ------------------------------------------------------------------------------
Other expenses:
  Interest                                                     46      14,301          421          838              -      15,606
  Interest - intercompany                                       -      (1,189)       1,030          159              -           -
Amortization of deferred financing
 expenses, other                                           (8,607)     (1,649)          40          151         10,929         864
                                                      ------------------------------------------------------------------------------
                                                           (8,561)     11,463        1,491        1,148         10,929      16,470
                                                      ------------------------------------------------------------------------------
Income (loss) before provision
 for (benefit from) income taxes                            8,552      19,177        2,272        2,752        (10,929)     21,824
Income tax provision (benefit)                                (22)      6,743        2,396         (273)             -       8,844
                                                      ------------------------------------------------------------------------------
Net income (loss) before
 extraordinary items                                        8,574      12,434         (124)       3,025        (10,929)     12,980
Extraordinary items, net of tax                                 -       3,827          124          455              -       4,406
                                                      ------------------------------------------------------------------------------
Net income (loss)                                          $8,574    $  8,607      $  (248)     $ 2,570       $(10,929)   $  8,574
                                                      ==============================================================================

Consolidating Condensed Statement of Operations
For the three month period ended September 30, 1998
(Unaudited)
(Dollars in thousands)

                                                                                              Sun Gro
                                                         Hines                   Sun Gro      Canada
                                                      Horticulture    Hines        U.S.     (Subsidiary
                                                        (Parent     Nurseries  (Subsidiary      Non-                    Consolidated
                                                       Guarantor)   (Issuer)    Guarantor)   Guarantor)    Eliminations    Total
                                                      ------------------------------------------------------------------------------
Sales, net                                                $      0    $18,927      $17,275      $ 6,021         $(5,524)   $36,699
Cost of goods sold                                               -     10,242        8,069        4,691          (5,524)    17,478
                                                      ------------------------------------------------------------------------------
  Gross Profit                                                   -      8,685        9,206        1,330               -     19,221
Operating expenses                                               9      9,727        7,560          481               -     17,777
                                                      ------------------------------------------------------------------------------
  Operating income                                              (9)    (1,042)       1,646          849               -      1,444
                                                      ------------------------------------------------------------------------------
Other expenses:
  Interest                                                      17      3,006          150          389               -      3,562
  Interest - intercompany                                        -       (317)         272           45               -          -
Amortization of deferred
 financing expenses, other                                   4,428       (741)           3           (3)         (3,441)       246
                                                      ------------------------------------------------------------------------------
                                                             4,445      1,948          425          431          (3,441)     3,808
                                                      ------------------------------------------------------------------------------
Income (loss) before provision
 for (benefit from) income taxes                            (4,454)    (2,990)       1,221          418           3,441     (2,364)
Income tax provision (benefit)                                 (10)    (1,589)       1,682       (1,030)              -       (947)
                                                      ------------------------------------------------------------------------------
Net income (loss) before
 extraordinary items                                        (4,444)    (1,401)        (461)       1,448           3,441     (1,417)
Extraordinary items, net
 of tax benefit  -                                               -      3,027            0            0               -      3,027
                                                      ------------------------------------------------------------------------------
Net income (loss)                                          $(4,444)   $(4,428)     $  (461)     $ 1,448         $ 3,441    $(4,444)
                                                      ==============================================================================

  .  Guarantor / Non-guarantor Disclosures - (Continued)

     Consolidating Statement of Cash Flows
     For the nine month period ended September 30, 1997
     (Unaudited)
     (Dollars in thousands)

                                                                                         Sun Gro
                                           Hines                          Sun Gro        Canada
                                       Horticulture       Hines             U.S.       (Subsidiary
                                          (Parent       Nurseries       (Subsidiary       Non-                          Consolidated
                                        Guarantor)      (Issuer)        Guarantor)      Guarantor)        Eliminations      Total
                                       ---------------------------------------------------------------------------------------------
Net cash provided by (used in)
 operating activities                     $  14         $  16,402         $(3,389)        $ 3,964            $ 95         $17,086
                                       ---------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of fixed assets                   -             (4,858)           (641)         (1,880)              -          (7,379)
  Proceeds from sale of fixed assets         -                154               -              -                -             154
  Proceeds from insurance claims             -              1,194               -              -                -           1,194
  Purchase of fixed assets from
   insurance claims proceeds                 -             (1,081)              -              -                -          (1,081)
                                       ---------------------------------------------------------------------------------------------
     Net cash used in investing
      activities                             -             (4,591)           (641)         (1,880)              -          (7,112)

CASH FLOWS FROM FINANCING ACTIVITIES
  Borrowings on revolving line of
   credit                                    -            112,934          54,372              -                -         167,306
  Repayments on revolving line of
   credit                                    -           (119,929)        (54,076)             -                -        (174,005)
  Intercompany advances (repayments)      (282)            (6,590)          6,894             (22)              -              -
  Repayments of long-term debt               -             (1,611)              -          (2,062)              -          (3,673)
  Deferred financing costs                   -               (331)           (170)             -                -            (501)
  Dividends received (paid)                  -              3,085          (3,085)             -                -              -
  Issuance of preferred and
   common stock                            343                  -              95              -              (95)            343
  Repurchase and retirement of
   stock                                   (75)                 -               -              -                -             (75)
                                       ---------------------------------------------------------------------------------------------
     Net cash provided by (used
      in) financing activities             (14)           (12,442)          4,030          (2,084)            (95)        (10,605)
                                       ---------------------------------------------------------------------------------------------
NET DECREASE IN CASH                         -               (631)              -              -                -            (631)
CASH, beginning of period                    -                631               -              -                -             631
                                       ---------------------------------------------------------------------------------------------
CASH, end of period                      $   -          $       -        $      -         $    -            $   -        $     -
                                       =============================================================================================

  .  Guarantor / Non-guarantor Disclosures - (Continued)

     Consolidating Statement of Cash Flows
     For the nine month period ended September 30, 1998
     (Unaudited)
     (Dollars in thousands)

                                                                                               Sun Gro
                                                           Hines                   Sun Gro      Canada
                                                        Horticulture   Hines         U.S.    (Subsidiary
                                                          (Parent    Nurseries   (Subsidiary     Non-                  Consolidated
                                                         Guarantor)   (Issuer)    Guarantor)  Guarantor)  Eliminations     Total
                                                        ---------------------------------------------------------------------------
Net cash provided by (used in) operating activities       $(4,552)  $  18,142     $ 15,402    $ (2,954)     $ 4,500     $  30,538
                                                        ---------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of fixed assets                                      -      (9,674)        (184)     (1,823)           -       (11,681)
  Proceeds from sales of fixed assets                           -           -           18         277            -           295
  Acquisition, net of cash                                  2,118        (250)           -     (21,797)           -       (19,929)
                                                        ---------------------------------------------------------------------------
  Net cash provided by (used in) investing activities       2,118      (9,924)        (166)    (23,343)           -       (31,315)
                                                        ---------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Borrowings on revolving line of credit                        -     123,677       27,871           -            -       151,548
  Repayments on revolving line of credit                        -    (149,108)     (34,742)          -            -      (183,850)
  Intercompany advances (repayments)                      (52,787)     36,170       (5,180)     21,797            -             -
  Proceeds from the issuance of long-term debt                  -      63,961            -      20,000            -        83,961
  Repayments of long-term debt                             (1,918)    (86,204)        (101)    (15,500)           -      (103,723)
  Deferred financing costs                                      -      (3,000)           -           -            -        (3,000)
  Penalty on early payment of subordinated notes                -      (3,841)           -           -            -        (3,841)
  Dividends received (paid)                                     -       3,084       (3,084)          -            -             -
  Repayments of notes receivables from stock sales            572           -            -           -            -           572
  Issuance of common stock                                 50,157           -            -           -            -        50,157
  Issuance of preferred stock                               6,410       4,500            -           -       (4,500)        6,410
                                                        ---------------------------------------------------------------------------
    Net cash provided by (used in) financing activities     2,434     (10,761)     (15,236)     26,297       (4,500)       (1,766)
                                                        ---------------------------------------------------------------------------
NET DECREASE IN CASH                                            -      (2,543)           -           -            -        (2,543)
CASH, beginning of period                                       -       2,543            -           -            -         2,543
                                                        ---------------------------------------------------------------------------
CASH, end of period                                       $     -   $       -     $      -    $      -      $     -     $       -
                                                        ===========================================================================

Item 2.

                            HINES HORTICULTURE, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The discussion in this report contains trend analysis and other forward-looking statements. Any such statements that refer to the Company's estimated or anticipated future results, operating performance or other non-historical facts are forward-looking and reflect the Company's current perspective of existing trends and information. These statements involve risks and uncertainties that cannot be predicted or quantified and actual results may differ materially from those expressed or implied by such forward-looking statements.

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

     Acquisitions. The Company has completed a number of recent acquisitions. Certain of these acquisitions affect the period-to-period comparability of the
operating results discussed below.   The Company intends to pursue strategic
acquisitions from time to time in the future that increase its production capacity, broaden or complement its existing product lines or offer operating synergies. The Company believes that the highly fragmented nature of the nursery industry presents it with a number of opportunities to make such acquisitions, though the Company does not have any current definitive agreements to consummate any such acquisitions.

     Tax Matters. The Company derives significant benefits under the Internal Revenue Code by qualifying to use the cash method of accounting for federal income tax purposes. Under the cash method, sales are included in taxable income when payments are received and expenses are deducted as they are paid. The primary benefit the Company receives is the ability to deduct the cost of inventory as it is incurred by qualifying under the "farming exception" to the uniform cost capitalization rules. This exception allows nursery growers to deduct, for federal income tax purposes, certain costs of growing plants as they are incurred rather than when the plants are sold. As a result of its ability to deduct growing costs under the farming exception the Company has generally not been required to pay cash income taxes in recent years and has generated net operating losses for federal income tax purposes. During the same period, the Company has continued to show a tax provision relating to the recording of deferred taxes. The Company anticipates that it will continue to benefit from the farming exception in the future, although there can be no assurances that these tax benefits will not be modified or eliminated as some future date.

Results of Operations

     The Company's nursery business, like that of its competitors, is highly seasonal. In 1997, approximately 80% of Hines Nurseries' net sales and approximately 102% of Hines Nurseries' operating income occurred in the first half of the year. Approximately 58% of Hines Nurseries' net sales and approximately 84% of Hines Nurseries' operating income occurred in the second quarter of 1997. The Company has experienced and expects to continue to experience significant seasonality in net sales, operating income and net income. This quarterly variability is primarily the result of the consumer gardening cycle, which is closely aligned to seasonal weather patterns, particularly weekend weather during the peak growing season, as well as other factors. Sun Gro's sales, because they are more heavily weighted towards the professional markets, typically do not experience the large seasonal variances present in the retail market, and are only slightly weighted towards the first half of the year.

Three Months Ended September 30, 1998 compared to Three Months Ended September 30, 1997

     Net sales. Net sales of $36.7 million for the three months ended September 30, 1998 increased $5.6 million, or 18.0%, from net sales of $31.1 million for the comparable period in 1997. The Company's sales of its nursery products increased 19.6%, which included $1.9 million of sales from the Company's newly acquired nursery operations, Pacific Color Nurseries, Inc. ("Pacific Color") acquired on October 20, 1997 and Bryfogle's Wholesale, Inc. and certain affiliated entities (collectively, "Bryfogle's") acquired on December 16, 1997. Excluding the acquisitions, sales from the Company's nursery operations increased 7.6% from the comparable period in 1997. The increase in net sales was primarily due to increased sales in all regions of the country and particularly in the western region.

     Net sales of the Company's peat moss and peat-based products increased by 16.2% from the comparable period in 1997. Third quarter 1998 sales included $3.2 million from Lakeland Peat Moss, Ltd. and certain affiliated entities (collectively, "Lakeland") which the Company acquired on April 6, 1998. Excluding the Lakeland acquisition, sales decreased 5.2% from the comparable period in 1997. Sales to the Company's professional customers remained relatively unchanged during the period, while sales to retail customers decreased by 31.0%. This decrease in sales was attributable to the Company's strategy to shift its sales efforts away from retail customers and to focus on sales to its professional customers, which generally have a higher profit margin. Additionally, the Company has elected to forego its past practice of providing significant price concessions to professional growers to accelerate their purchases prior to the actual January - March growing season. By re-establishing its sales price baseline, the Company has, in effect, deferred revenues it would have traditionally generated in the third quarter to future quarters.

     Gross profit. Gross profit of $19.2 million (52.3% of net sales) for the three months ended September 30, 1998 increased $2.4 million, or 14.3%, from gross profit of $16.8 million (54.0% of net sales) for the comparable period in 1997. The increase was primarily attributable to higher sales and the improved gross profit for the Company's peat moss operations. As a percent of sales, gross margin decreased from 54.0% to 52.3% of net sales as the lower gross margins of the seasonally lower volume nursery operations more than offset improved margins in the peat moss business. The peat moss operations' increase was primarily attributable to the increased emphasis on professional customers and pricing improvements in all professional products. The gross margins of the nursery operations were depressed by the newly acquired companies, which generally bring lower margins. However, the gross profit and operating performance of acquired companies have generally improved following the installation of Hines' operating systems and their integration into the Company.

     Operating expenses. Operating expenses of $17.8 million (48.5% of net sales) for the three months ended September 30, 1998 increased $2.2 million, or 14.1%, from $15.6 million (50.2% of net sales) for the comparable period in 1997. The increase was primarily attributable to the acquisitions identified above. Excluding the impact of acquisitions, the operating expenses of the Company's nursery operations increased 23.0% while operating expenses of the Company's peat moss operation decreased 20.8%. The increase in the operating expenses of the nursery operations' increased due to increased selling and general and administrative expenses, specifically related to the increased hiring and training of selling and management personnel, and increased investment in information systems required to support the growth of the Company's nursery operations. The decrease in operating expense of the Company's peat moss operations was primarily due to the reduction in promotional and advertising programs targeted at retail customers due to the shift away from the lower margin retail peat business.

     Operating income. Operating income of $1.4 million for the three months ended September 30, 1998 increased $0.2 million, or 16.7%, from $1.2 million for the comparable period in 1997. Gains in operating income were limited by higher operating expenses attributable to the nursery operations for the reasons described above.

     Interest expense. Interest expense of $3.6 million for the three months ended September 30, 1998 decreased $1.3 million, or 26.5%, from $4.9 million for the comparable period in 1997. The decrease was attributable to lower borrowing levels under the Company's revolving credit facilities and the redemption of $42.0 Million of Senior Subordinated Notes in connection with the Company's initial public offering of common stock on June 26, 1998.

     Provision for income taxes. The Company's effective income tax rate was 40.1% and 42.1% for the three months ended September 30, 1998 and 1997, respectively.

     Net income (loss). Net loss of $4.4 million for the three months ended September 30, 1998 increased $2.1 million, or 91.3%, from the net loss of $2.3 million for the comparable period in 1997. Excluding the $3.0 million extraordinary charge on the early extinguishment of debt the net loss decreased by $0.9 million, or 39.1%, from a net loss of $2.3 million for the comparable period in 1997. The decrease in net loss was primarily attributable to increased sales and lower interest expense described above.

Nine Months Ended September 30, 1998 compared to Nine Months Ended September 30, 1997

     Net sales. Net sales of $200.4 million for the nine months ended September 30, 1998 increased $27.4 million, or 15.8%, from net sales of $173.0 million for the comparable period in 1997. The Company's sales of nursery products increased 18.4%, which included $14.1 million of sales from the Company's newly acquired nursery operations, Pacific Color acquired on October 20, 1997 and Bryfogle's acquired on December 16, 1997. Excluding these acquisitions, sales from the Company's nursery operations increased 6.4% from the comparable period in 1997. The higher sales were primarily due to increased sales in the eastern and southern regions of the country, resulting from continued expansion of existing operations. This increase was partially offset by lower sales in the western and southwestern regions of the country, particularly in California, where the historically strong seasonal demand was reduced due to excessive rainfall attributable to El Nino during the period.

     Net sales of the Company's peat moss and peat-based products increased by $5.8 million, or 10.5%, from the comparable period in 1997. Nine month 1998 sales included $8.5 million from Lakeland acquired by the Company on April 6, 1998. Excluding the Lakeland acquisition, sales decreased 4.7% from the comparable period in 1997. Sales of peat-based products in the western United States were negatively impacted during the first nine months by unseasonably wet weather attributable to El Nino. The Company's strategy to emphasize sales to professional customers was reflected in a 4.0%, or $1.4 million, increase in sales to this customer segment during the period. Likewise, the Company's strategy to move away from unprofitable and low margin retail customers resulted in reduced sales to retail customers of $4.0 million, or 24.0%, compared to 1997.

     Gross profit. Gross profit of $102.2 million (51.0% of net sales) for the nine months ended September 30, 1998 increased $15.0 million, or 17.2%, from gross profit of $87.2 million (50.4% of net sales) for the comparable period in 1997. The increase was primarily attributable to the increase in sales and improved gross profit for the Company's peat moss operations resulting from the increased emphasis on professional customers and pricing improvements in all professional products. As a percent of sales, gross margin improved from 50.4% to 51.0% of net sales as lower nursery operation gross margins are more than offset by improved margins in the peat moss operations. The peat moss operations' improved gross margins were primarily attributable to the increased emphasis on sales to professional customers, which generally have higher profit margins and pricing improvements in all professional products. The gross margins of the nursery operations were depressed by the newly acquired companies, which generally bring lower margin than those of the core nursery operations. However, the gross profit and operating performance of acquired companies have generally improved following the installation of Hines' operating systems and their integration into the Company.

     Operating expenses. Operating expenses of $63.9 million (31.9% of net sales) for the nine months ended September 30, 1998 increased $7.5 million, or 13.3%, from $56.4 million (32.6% of net sales) for the comparable period in 1997. The increase was primarily attributable to the acquisitions, an increase in management hiring and training, and increased investment in information systems required to support the Company's current and future growth. Excluding the impact of acquisitions, the operating expenses of the Company's nursery operations increased 21.6% while operating expenses of the Company's peat moss operation decreased 17.7%. The increase in the operating expenses of the nursery operations' increased due to increased selling and general and administrative expenses, specifically related to the increased hiring and training of selling and management personnel, and increased investment in information systems required to support the growth of the Company's nursery operations. The decrease in operating expense of the Company's peat moss operations was primarily due to the reduction in promotional and advertising programs targeted at retail customers due to the shift away from the lower margin retail peat business.

     Operating income. Operating income of $38.3 million (19.1% of net sales) for the nine months ended September 30, 1998 increased $7.5 million, or 24.4%, from $30.8 million (17.8% of net sales) for the comparable period in 1997. Operating income increased primarily due to higher sales and gross profit margins, which was partially offset by higher operating expenses, as described above.

     Interest expense. Interest expense of $15.6 million for the nine months ended September 30, 1998 increased $0.1 million from $15.5 million for the comparable period in 1997. The increase was attributable to higher borrowing levels under the Company's revolving credit facilities during the first half of the year which were used primarily to support capacity expansion capital projects and the seasonal inventory buildup for the Company's nursery operations. This increase in borrowings was partially offset by the redemption of $42.0 million of Senior Subordinated Notes in connection with the Company's initial public offering of common stock on June 26 1998.

     Provision for income taxes. The Company's effective income tax rate was 40.5% and 38.9% for the nine months ended September 30, 1998 and 1997, respectively.

     Net income. Net income of $8.6 million for the nine months ended September 30, 1998 decreased $0.3 million, or 3.4%, from $8.9 million for the comparable period in 1997. Excluding the $4.4 million extraordinary loss on the early extinguishment of debt the net income increased by $4.1 million, or 46.1%, from net income of $8.9 million for the comparable period in 1997. The increase in net income was primarily attributable to an increase in sales and gross margins partially offset by an increase in operating expenses, as described above.

Liquidity and Capital Resources

     The Company has historically satisfied its working capital requirements through operating cash flow and, as a result of the highly seasonal nature of the Company's nursery operations, through borrowings under its revolving credit facilities.

     On June 26, 1998, the Company completed the issuance of 5.1 million shares of common stock through an initial public offering ("the Offering"), resulting in net proceeds to the Company (after deducting issuance costs) of approximately $50.2 million. The proceeds were used for the redemption on July 29, 1998, of $42.0 million in aggregate principal amount of Senior Subordinated Notes and repayment, in part, of certain debt secured by a mortgage.

     In conjunction with the Offering, the Company entered into a new senior credit facility (the "Senior Credit Facility") with Bankers Trust Company, Bank of America, N.T. & S.A. and Harris Trust & Savings Bank. The Senior Credit Facility amended and restated the Company's existing senior credit facilities to provide for a new $50.0 million term loan and a $200.0 million revolving credit facility. The revolving credit facility is comprised of a $100.0 million working capital facility and a $100.0 million acquisition facility. The Senior Credit Facility replaced the previous senior credit facilities and increased the Company's borrowing capacity by $100.0 million. The Senior Credit Facility has a five-year term. The revolving credit facility and all other obligations under the Senior Credit Facility are secured by substantially all of the assets and common stock of Hines Nurseries and Sun Gro-U.S., as well as a pledge of 65% of the common stock of Sun Gro-Canada. The principal repayment schedule for the term loan is $2.5 million in 1999, $6.25 million in 2000, $11.25 million in 2001, $18.75 million in 2002 and $11.25 million in 2003. Amounts borrowed under the acquisition facility will convert into a term loan in 2000 and will begin to amortize thereafter.

     In October 1995, Hines Nurseries issued $120.0 million in aggregate principal amount of 11 3/4% Senior Subordinated Notes due 2005 to refinance certain indebtedness incurred in connection with the acquisition of the Company by Madison Dearborn Capital Partners, L.P. and certain members of management. These Senior Subordinated Notes were subsequently exchanged in a registered offering for $120.0 million of its 11 3/4% Senior Subordinated Notes due 2005, Series B. As of September 30, 1998, $78.0 million in aggregate principal amount remains outstanding. The indenture pursuant to which the Senior Subordinated Notes were issued imposes a number of restrictions on Hines Nurseries and Sun Gro-U.S. The indenture limits, among other things, their ability to incur additional indebtedness, to make certain restricted payments (including dividends to the Company), to make certain asset dispositions, to incur certain liens and to enter into certain significant transactions. In addition, breach of a material term of the indenture or any other material indebtedness that results in the acceleration of such indebtedness would trigger an event of default under the Senior Credit Facility, causing all amounts owing thereunder to become immediately due and payable. The Senior Credit Facility imposes a number of similar and certain additional restrictions (including financial covenants) on Hines Nurseries and Sun Gro-U.S and its subsidiaries.

     Net cash provided by operating activities for the nine months ended September 30, 1998 of $30.5 million increased $13.4 million from $17.1 for the comparable period in 1997. The increase was primarily due to an increase in net income, an increase in accounts receivable and a reduction in inventory compared with the prior year. The seasonal nature of the Company's operations results in a significant increase in certain components of working capital (primarily accounts receivable and inventory) during the growing and selling cycle. As a result, operating activities during the first quarter of 1998, used a significant amount of cash ($27.1 million) while operating activities for the second ($40.0 million) and third quarters ($17.6 million) generated a significant amount of cash as the Company shipped inventory and collected accounts receivable.

     Net cash used for investment activities during the nine months ended September 30, 1998 increased $24.2 million from $7.1 million for the comparable period in 1997. The increase was primarily due to the April 6, 1998 acquisition of Lakeland, increased purchases of fixed assets as part of the Company's development of additional nursery acreage and the purchase of nursery-related structures, certain vehicles, machinery and equipment.

     Net cash used by financing activities during the nine months ended September 30, 1998 decreased to $1.8 million from $10.6 million for the comparable period in 1997. The decrease was associated with the Offering, the new $250 million Senior Credit Facility and a reduction in revolving credit facility balances.

     The Company typically draws under its revolving credit facilities in the first and fourth quarters to fund its inventory buildup of nursery products and seasonal operating expenses. Approximately 80% of the sales of Hines Nurseries occur in the first half of the year, generally allowing the Company to reduce borrowings under its revolving credit facilities in the second and third quarters. Working capital requirements for the Company's peat moss operations are less seasonal in nature, with slight inventory buildups generally occurring in the third and fourth quarters. On October 31, 1998, the Company had unused borrowing capacity of $81.0 million and $84.4 million under its acquisition revolver and working capital revolver, respectively, included within the Senior Credit Facility.

     As a result of the Company's ability to deduct its growing costs under the farming exception, the Company has generally not been required to pay cash income taxes in recent years and has generated net operating losses for federal income tax purposes. Even with the benefits of the farming exception, the Company may nonetheless be required to pay cash income taxes in future years after use, loss or expiration of its tax net operating loss carry forwards.
Such cash income taxes could also result from increased taxable income due to, among other reasons, (i) reduction in the Company's deduction for interest expense resulting from the Company's repayment of indebtedness with the proceeds of the Offering, (ii) any slowdown in, or elimination of, future growth in the Company's inventory of growing plants, or (iii) limits on the Company's ability to use net operating loss carryforwards to offset all of its tax liability under the alternative minimum tax system.

     The Company's capital expenditures were approximately $11.7 million for the nine months ended September 30, 1998. The capital expenditures for Hines Nurseries ($9.7 million) related primarily to the development of additional nursery acreage and the purchase of nursery-related structures, certain vehicles, machinery and equipment. The capital expenditures for Sun Gro ($4.0 million) related primarily to peat bog development and the purchase of peat bog harvesting equipment.

     The Company's capital expenditures for 1998 are expected to be approximately $19.0 million, and will be used to increase production capacity, primarily through the development of available acreage at the Company's nursery facilities in Northern California, Texas and South Carolina, and for other maintenance expenditures.

     Management believes that cash generated by operations and borrowings available under the Senior Credit Facility will be sufficient to meet the Company's anticipated working capital, capital expenditure and debt service requirements for the foreseeable future. However, as a result of its plan to pursue strategic acquisitions, the Company may require additional debt or equity financing in the future.

Year 2000 Compliance

     The Company has instituted a program to determine whether its computerized information systems are able to interpret dates beyond the year 1999 (the "Year 2000 Compliance Program") and has implemented programming modifications to its main operational and financial reporting systems that will address these issues. All modified programming is currently operational with testing scheduled to be completed by the end of 1998. The financial systems of companies recently acquired by the Company may not be entirely Year 2000 compliant. It is expected, however, that the Company will integrate the financial data of these acquired companies into the Company's main system by early 1999 and will have no need to rely on any non-compliant systems.

     The Company is in the early stage of evaluating non-information technology systems, which would include telephone equipment, greenhouse automation and watering systems. The Company expects this evaluation to be completed by the end of 1998 or in early 1999.

     The Company has contacted, or has been contacted by, its major customers and determined that such customers are Year 2000 compliant. The Company is in the process of contacting its major suppliers and service vendors regarding Year 2000 compliance and anticipates that this phase of the Year 2000 Compliance Program will be completed by the end of calendar 1998 or early 1999.

     The total cost of the Year 2000 Compliance Program is not expected to be material to the Company's consolidated financial position or results of operations. To date, the Company has spent approximately $.3 million on Year 2000 Compliance. The Company believes that the cost of ensuring Year 2000 compliance for its own operational and financial systems will be less than $.5 million.

     Although management believes the Company has an adequate plan to be Year 2000 compliant there can be no assurance that this program ultimately will be successful. The Company believes that it has sufficient resources to implement new and modified computer systems and programming to address the Year 2000 issue, and, accordingly, has not to date identified the need for any contingency planning. However, the Company's assessment of its financial and operations systems, non-information technology systems and those of third parties may reveal the need for contingency planning in the future.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
            Not applicable

                          PART II.  OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K
           Exhibits 27.1 Financial Data Schedule
           Exhibit 10.1 Hines Horticulture, Inc. 1998 Long-Term Equity Incentive Plan, as amended and restated as of October 30, 1998

Items 1, 2, 3, 4 and 5 are not applicable and have been omitted.

                                   SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    HINES HORTICULTURE, INC.
                                    (Registrant)


                                    By:  /s/ CLAUDIA M. PIEROPAN
                                         ----------------------------------
                                             Claudia M. Pieropan
                                           Chief Financial Officer


Date:    November 12, 1998

     Claudia M. Pieropan is signing in the dual capacities as (i) principal financial officer, and (ii) a duly authorized officer of the Company.