Form 10-K405
period 1998-12-31
HINES HORTICULTURE INC
filed 1999-03-26
CIK 1003515

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K
(Mark One)
[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

For the fiscal year ended December 31, 1998

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

  For the transition period from        to

                        Commission File Number: 0-24439

                               ----------------

                           HINES HORTICULTURE, INC.
            (Exact name of registrant as specified in its charter)

                               ----------------

                  Delaware                                       33-0803204
       (State or other jurisdiction of                        (I.R.S. Employer
       incorporation or organization)                      Identification Number)

                 12621 Jeffrey Road, Irvine, California 92620
              (Address of principal executive offices) (Zip Code)

                                (949) 559-4444
                       http://www.HinesHorticulture.com

                               ----------------

          Securities registered pursuant to Section 12(b) of the Act:

                                     None

          Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, par value $.01 per share

                               ----------------

  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  As of March 15, 1999, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $94.5 million.

  As of March 15, 1999 there were 22,072,549 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Certain portions of Hines Horticulture, Inc.'s Proxy Statement to be mailed to stockholders on or about April 28, 1999 for the Annual Meeting of Stockholders to be held on May 27, 1999 are incorporated in Part III hereof by reference.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                            HINES HORTICULTURE, INC.
                        (FORMERLY HINES HOLDINGS, INC.)

                               TABLE OF CONTENTS

                                                                           Page
                                                                           No.
                                                                           ----

                                     PART I

 ITEM 1.  BUSINESS......................................................     1
 ITEM 2.  PROPERTIES....................................................     9
 ITEM 3.  LEGAL PROCEEDINGS.............................................    10
 ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........    10

                                    PART II

 ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER    11
           MATTERS......................................................
 ITEM 6.  SELECTED FINANCIAL DATA.......................................    12
 ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS....................................    14
 ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...................    20
 ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURE.....................................    20

                                    PART III

 ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT............    21
 ITEM 11. EXECUTIVE COMPENSATION........................................    21
 ITEM 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT...................................................    21
 ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................    21

                                    PART IV

 ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-    21
           K............................................................

                           HINES HORTICULTURE, INC.
                        (FORMERLY HINES HOLDINGS, INC.)

Item 1. BUSINESS

Introduction

  Hines Horticulture, Inc., a Delaware corporation ("Hines"), produces and distributes horticultural products through its two operating divisions: (1) its nursery division, Hines Nurseries and (2) its plant-growing media division, Sun Gro Horticulture ("Sun Gro"). On June 12, 1998, Hines Horticulture became the successor to the business of Hines Holdings, Inc., a Nevada corporation ("Holdings"), as a result of the merger of Hines Holdings, Inc. into Hines, the purpose of which was to change Hines Horticulture's name and jurisdiction of incorporation. The business of Hines Nurseries is currently conducted through Hines Nurseries, Inc. ("Hines Nurseries") a wholly owned subsidiary of Hines, and through Sun Gro Horticulture Inc. ("Sun Gro-U.S.") a wholly owned subsidiary of Hines Nurseries, Sun Gro-U.S.'s wholly owned subsidiary, Sun Gro Horticulture Canada Ltd. ("Sun Gro-Canada"), and Sun Gro-Canada's direct and indirect Canadian subsidiaries. Unless otherwise specified, references to "Hines" or the "Company" refer to Hines Horticulture, Inc. and its subsidiaries.

  Hines Nurseries produces approximately 4,100 varieties of ornamental shrubs and color plants through its eight nursery facilities located in California, Oregon, Pennsylvania, South Carolina and Texas. Hines Nurseries sells to more than 1,900 retail and commercial customers, representing more than 7,300 outlets throughout the United States and Canada. Sun Gro produces high quality, sphagnum peat moss and peat-based potting and growing mixes. Sphagnum peat moss is a natural, organic material that is generally considered the highest quality growing medium available due to its excellent water and nutrient retention and aeration characteristics. Sun Gro controls approximately 49,000 acres of peat bogs throughout Canada and produces its peat moss and peat-based mixes in ten facilities strategically located across Canada and the United States.

History

 Ownership

  Hines was founded in 1920 by James W. Hines Sr. in San Gabriel, California. Hines was a family owned business until its acquisition by the Weyerhauser Company in 1976. Hines was sold in 1990 to a private investment group and certain members of management. In August 1995, Hines was acquired by Madison Dearborn Capital Partners, L.P. ("MDCP"), a private equity investment firm and certain members of management. On June 22, 1998, Hines completed an initial public offering of 5.1 million shares of its common stock (the "Offering").

 Recent Acquisitions

  Hines has completed a number of recent acquisitions to expand and diversify its operations. Often they have complemented the Company's existing operations and enhanced the Company's product offerings.

  The following table sets forth information with respect to these acquisitions:

                 Acquired      Purchase
     Date         Company        Price                    Location                   Principal Products
     ----      ------------- ------------- -------------------------------------- -----------------------
 April 1998    Lakeland      $22.4 million Canada, Oregon and Utah                Sphagnum peat moss and
                                                                                   peat-based mixes
 December 1997 Bryfogle's    $19.0 million Pennsylvania                           Color bedding plants
 October 1997  Pacific Color $ 1.7 million California                             Color bedding plants
 November 1996 Flynn         $11.7 million California                             Ornamental plants and
                                                                                   flowering color plants
 August 1996   Iverson       $10.3 million South Carolina                         Perennial flowers and
                                                                                  plants
 January 1995  OGP           $17.6 million Oregon                                 Ornamental, cold-
                                                                                   tolerant plants and
                                                                                   flowering color plants
 June 1993     Sun Gro       $48.9 million Canada, Michigan, Texas and Washington Sphagnum peat moss and peat-based mixes

  On April 6, 1998, the Company acquired Lakeland Peat Moss, Ltd. and certain affiliated entities ("Lakeland"), a leading producer of sphagnum peat moss and peat-based potting and growing mixes in western Canada, with facilities in Utah and Oregon. Lakeland's products are sold primarily to retail customers and, to a lesser extent, professional customers such as greenhouse growers, vegetable farmers and golf course developers located primarily in the western United States.

  On December 16, 1997, the Company acquired Bryfogle's Wholesale, Inc. and certain affiliated entities ("Bryfogle's"), a producer of color bedding plants sold primarily to home centers and mass merchandisers in Pennsylvania and surrounding states. This acquisition significantly enhanced the Company's offerings of annual bedding and holiday plants.

  On October 20, 1997, the Company acquired the assets of Pacific Color Nurseries, Inc. ("Pacific Color"), a producer of color bedding plants sold primarily to home centers and mass merchandisers in California. The acquisition of Pacific Color increased the Company's offerings of annual bedding and holiday plants.

  On November 27, 1996, the Company acquired Flynn Nurseries, Inc. ("Flynn"), a producer of ornamental plants, flowering color plants and perennials sold to various retail customers throughout the United States. Hines acquired Flynn, in part, because of its location in Southern California where there are ideal growing conditions and its close proximity to the Company's Irvine, California nursery.

  On August 30, 1996, the Company acquired Iverson Perennial Gardens ("Iverson"), a producer of perennial flowers and plants sold primarily to home centers, mass merchandisers and other retail customers located in the southeastern, eastern and midwestern regions of the United States. The Iverson acquisition has enhanced the Company's market presence in the eastern and southeastern United States, increased penetration into the perennial plant market and provided expansion capacity at the South Carolina nursery location.

  On January 27, 1995, the Company acquired Oregon Garden Products ("OGP"), a producer of ornamental, cold-tolerant, container-grown plants sold primarily to home centers, mass merchandisers and other retail customers located in the eastern and midwestern regions of the United States and flowering color plants sold primarily to retail customers located in the northwestern United States. The OGP acquisition broadened Hines Nurseries' product mix and added undeveloped acreage which provides Hines Nurseries with significant opportunities for future expansion.

  In June 1993, Hines acquired Sun Gro-U.S. and its subsidiaries in order to enter the peat-products market, thereby diversifying the Company's operations and expanding its share of the market for horticultural products.

Business Overview

  Hines Nurseries is one of the largest commercial nursery operations in North America, producing one of the broadest assortments of container-grown plants in the industry. Hines Nurseries sells its nursery products primarily to the retail segment which includes the premium independent garden centers, as well as the leading home centers and mass merchandisers, such as Home Depot, Lowe's, Wal-Mart, Kmart and Target. Sun Gro is also the largest North American producer and marketer of sphagnum peat moss and professional peat-based growing mixes, which it primarily sells to professional customers, including greenhouse growers, nursery growers and golf course developers. As a result of both internal expansion and acquisitions, the Company has grown sales from approximately $50 million in 1992 to almost $235 million in 1998, representing a compound annual growth rate of 29%. Unaudited pro forma net sales for 1998, after giving effect to the acquisition of Lakeland as if it had occurred on January 1, 1998, would have been approximately $241 million.

 Key Growth Strategies

  Expand Production. The Company is experiencing unfulfilled demand from a number of key nursery customers. Accordingly, the Company plans to continue expanding its nursery acreage and greenhouse facilities in 1999 in order to increase production of key product lines (including the color plant category), and to commercially introduce new plant varieties. By expanding production at existing facilities, the Company seeks not only to increase sales volume, but also to leverage its established operating processes and management, thereby reducing unit costs.

  Increase Customer Penetration and Expand Customer Base. With its strategically-located nurseries and its emphasis on customer service, the Company has established a national customer base and distribution system for a wide variety of ornamental plants. The Company is pursuing opportunities to increase its volume with existing customers by (1) increasing sales to successful "big box" retailers and premium independent garden centers as they open additional outlets, and (2) increasing same-store sales by capitalizing on its customers' continued expansion of lawn and garden floor space with a broader variety of merchandise, particularly in the color plant category. The Company also intends to pursue new relationships with other high volume retailers and premium garden centers. Management believes that the demand for value-added peat-based mixes by professional growers is increasing and that there is a trend among professional growers to outsource the mixing of these products. Sun Gro intends to further penetrate the professional market by expanding its offerings of customized value-added mixes and technical expertise in order to capitalize on this trend.

  Pursue Strategic Acquisitions. The Company believes that strategic acquisitions will continue to play an important role in expanding its geographic presence and product offerings. For example, since optimizing production and distribution of color plants such as holiday crops, annual bedding plants and perennials requires regional growing capacity, the Company will continue to seek acquisitions of additional regional color plant growers as it continues to expand its nursery network. The Company will continue to apply its proprietary operating processes to recently acquired businesses to facilitate integration and to improve operating performance. In the peat division, the Company will continue to seek acquisitions of businesses that offer operating synergies and complementary products.

Hines' Nursery Business

  Hines Nurseries produces and markets approximately 4,100 varieties of ornamental, container-grown plants grown primarily for outdoor use, most of that are sold under its Hines Nurseries(TM) and Iverson(TM) trade names. Most of Hines Nurseries' varieties fall into the following categories:

                                                                     Approximate Approximate
                                                                     % of Hines  % of Hines
                                                                     Nurseries'  Nurseries'    Typical
                                                                        1997        1998       Growing
 Product Category             Representative Products                  Revenue     Revenue      Times
 ----------------             -----------------------                ----------- ----------- ------------
 Evergreens
    Broadleafs                Azalea, boxwood, camellia,                 26.7%       25.7%   12-18 months
                              euonymous, holly
    Conifers                  Pines, spruce, junipers                    13.4        12.4    18-24 months
 Deciduous Plants             Barberry, dogwood, forsythia, spirea       13.3         8.7    12-18 months
 Flowering Color Plants
    Perennials                Daylillies, clematis, ornamental           17.6        21.9    4-10 months
                              grasses
    Annual bedding plants     Marigolds, petunias                        11.5        15.8    2-4 months
    Tropical flowering plants Bougainvillea, hibiscus                     6.4         4.1    6-12 months
    Holiday plants            Easter lilly, poinsettia                    0.8         0.8    3-6 months
 Speciality / topiary plants  Trellises, bonsais                          7.6         9.0    24-36 months
 Other                        Ferns, trees                                2.7         1.6    6-18 months
                                                                        -----       -----
                                                                        100.0%      100.0%
                                                                        =====       =====

  Since 1993, Hines Nurseries has added numerous plant varieties to its product line. Recently, Hines Nurseries has aggressively expanded its offering of flowering color plants. Hines Nurseries has also successfully developed patio-ready type products, which it markets under the names of Patio Tropics(TM) and Festival Pots(TM). These products generally command premium prices and improved profit margins than other plants offered by the Company.

  The Company sells its nursery products primarily to the retail segment which includes the premium independent garden centers, as well as the leading home centers and mass merchandisers, such as Home Depot, Lowe's, Wal-Mart, Kmart and Target. The following table sets forth the estimated percentage of Hines Nurseries' net sales by customer type for the period indicated:

   Customer Type                                               1996  1997  1998
   -------------                                               ----  ----  ----
   Home centers..............................................   29%   32%   37%
   Mass merchandisers........................................   23    27    26
   Independent garden centers................................   21    18    16
   Garden center chains......................................   11    11    11
   Rewholesalers.............................................   13     9     8
   Landscapers and others....................................    3     3     2
                                                               ---   ---   ---
     Total...................................................  100%  100%  100%
                                                               ===   ===   ===

  The Company believes sales to home centers and mass merchandisers have increased significantly during the past several years as a result of the rapid growth of this channel of distribution. Management believes the Company enjoys competitive advantages in selling into this channel due to its ability to provide a broad assortment of consistently high quality products in large volumes, its nationwide distribution and its value-added services such as custom labeling, bar-coding, full electronic data interchange and technical support. Management expects to participate in the overall growth of this channel to a greater extent than its competitors that do not offer such services. Hines Nurseries' top ten customers accounted for approximately 48%, 58% and 62% of Hines Nurseries' net sales in 1996, 1997 and 1998, respectively. Hines Nurseries' largest customer, Home Depot, accounted for approximately 15%, 18% and 20% of its net sales in 1996, 1997 and 1998, respectively, and approximately 10%, 12% and 14% of the Company's consolidated net sales in 1996, 1997 and 1998, respectively.

  Research and Development. Hines Nurseries' product sourcing and development yield unique plant varieties, which are marketed under a trade name and patented whenever possible. The Company applies for patents on plant varieties that are significantly different from existing varieties. Differences among plant varieties may include coloration, size at maturity or hardiness in drought or cold conditions. These varieties command higher prices, provide higher unit margins and enhance the Company's reputation as a product innovator.

  Sales and Marketing. Most of Hines Nurseries' facilities have separate sales forces, which include a sales manager, in-house customer service representatives, direct sales consultants and various support personnel. As of December 31, 1998, Hines Nurseries employed approximately 122 direct sales consultants, key account managers and merchandisers. National accounts are serviced through "National Account Task Teams" comprised of a senior management member and direct sales personnel from each nursery supplying the account. Hines Nurseries also markets its products through trade shows, print advertising in trade journals, direct mail promotion and catalogues.

  Competition. Competition in the nursery products segment of the lawn and garden industry is based principally on breadth of product offering, consistent product quality and product availability, customer service and price. The nursery products segment is highly fragmented, comprised of approximately 30,000 primarily small and regionally based growers, with the top 100 growers accounting for approximately 22% of the industry volume in 1997. Management believes Hines Nurseries is one of only two growers able to serve every major regional market in North America; the Company's only national competitor being Monrovia Nursery Company. In each of its markets, Hines competes with regional growers such as Color Spot in the West, Clinton Nurseries in the Northeast, Zelenka Nurseries in the Midwest, Wight Nurseries in the South and many other smaller regional and local growers. Hines Nurseries' key competitive advantage is its ability to provide consistent, high quality products in large volumes, its nationwide distribution and its value-added services.

Sun Gro Peat and Peat-Based Products Business

  Sun Gro harvests and produces high quality, sphagnum peat moss and peat-based potting and growing mixes. Sphagnum peat moss is partially decomposed sphagnum moss, a plant whose unique cellular structure consists of large cavities with sponge-like absorption characteristics for air and water. Because the optimal balance of air and water is essential for root development and plant growth, organic sphagnum peat moss is generally considered the highest quality growing medium available. While there are less expensive products on the market that are used for similar purposes, such as top soil, manure, bark, mulch and composts made from yard or sewage wastes, these products do not contain the superior soil aeration and water and nutrient retention characteristics of peat moss.

  Sun Gro markets peat moss under its Sunshine(TM), Parkland(TM), Fairway(TM), Black Gold(TM), Lakeland Grower(TM), Alberta Rose(TM), Nature's(TM) and Gardener's Gold(TM) trade names in both the professional and retail markets in four different grades: fine, medium, coarse and super coarse. Fine grade is typically sold in the retail market, while the other grades, particularly coarse grade, are sold to professional growers. Capitalizing on its strong market position in the professional peat moss market, Sun Gro has become one of the leading North American suppliers of value-added, peat-based growing mixes used for specific professional applications such as seed germination, cutting propagation and greenhouse crop production. As a result of Sun Gro's success with this product line, higher margin professional growing mixes now constitute a greater percentage of Sun Gro's professional market sales than pure peat moss. Sun Gro's retail potting mixes use a similar blend of ingredients as its professional growing mixes, but are specifically targeted to home gardeners. By highlighting formulations for specific plant varieties, Sun Gro has expanded its product offerings to the retail customer.

  Sun Gro's peat moss and peat-related products are sold directly and by distributors throughout the United States and Canada. Sun Gro also markets its product internationally through distributors who sell to Mexico and Japan and, to a lesser extent, other countries in Asia and South America. Peat moss is sold to both the professional and retail markets, while growing mixes are sold exclusively to the professional market as potting mixes are to the retail market. Sun Gro's professional customers consist of greenhouse growers, nursery growers and golf course developers. Sun Gro's retail customers are similar to those of Hines Nurseries.

  The following table sets forth the estimated percentage of Sun Gro's net sales by customer type for the period indicated:

   Customer Type                                               1996  1997  1998
   -------------                                               ----  ----  ----
   Professional:
    Greenhouse growers and vegetable farmers..................  61%   57%   61%
    International/others......................................  10    11     7
    Golf course developers....................................   5     6     5
                                                               ---   ---   ---
       Total Professional.....................................  76%   74%   73%
                                                               ---   ---   ---
   Retail:
    Home centers and mass merchandisers.......................  16%   18%   17%
    Independent garden centers................................   5     5     3
    Garden center chains......................................   3     3     7
                                                               ---   ---   ---
       Total Retail...........................................  24%   26%   27%
                                                               ---   ---   ---
        Total Professional and Retail......................... 100%  100%  100%
                                                               ===   ===   ===

  Sun Gro's top ten customers accounted for approximately 30%, 28% and 26% of Sun Gro's net sales in 1996, 1997 and 1998, respectively. No single Sun Gro customer accounted for more than 10% of consolidated net sales in 1996, 1997 and 1998.

  Research and Development. Sun Gro's research and development efforts focus on the creation and development of new value-added peat-based growing mixes for retail and professional customers. Such mixes often command higher prices and provide higher profit margins than peat alone. Differences in growing mixes may relate to differences in coarseness of peat and amounts of nutrient additives, including limestone, and other mix constituents, such as perlite, vermiculite and bark. Sun Gro's research and development efforts have resulted in the commercial introduction of approximately 35 new growing mixes and related products since 1992.

  Sales and Marketing. Sun Gro sells its products on a direct basis and through a network of approximately 205 distributors located throughout North America. As of December 31, 1998, Sun Gro's direct sales force was comprised of approximately 36 employees who are highly trained in the technical applications of its products. Approximately 56% of Sun Gro's sales are conducted through the distributor network. Sun Gro's distributor network provides broad market coverage, reduces credit exposure and distributes products to smaller growers cost effectively.

  Competition. Competition in the peat moss and professional growing and potting mix segment of the lawn and garden industry is based principally upon product quality, distribution, service and price. Management believes Sun Gro is one of the largest producers and marketers of plant-growing media in North America. Sun Gro's principal competition comes from Premier Canadian Enterprises, Ltd., a Canadian producer of peat moss, and The Scotts Company, which competes mostly in the retail growing mix and potting mix markets. Sun Gro's key competitive advantages are its control over high quality peat moss reserves, its strong relationships throughout its distributor network and its ability to provide significant technical support.

Financial Information on the Company's Foreign Operations and Operating
Segments

  See Notes 13 and 18 to the Company's consolidated financial statements, which are included as a separate section of this Report beginning on page F-1.

Seasonality

  The Company's nursery business is highly seasonal in nature, with most of its sales typically occurring in the first half of the year. Sun Gro's business is more heavily weighted towards the professional markets, which do not typically experience the large seasonal variances present in the retail peat market. The table below sets forth the Company's quarterly net sales, as a percentage of total year net sales, during the year ended December 31, 1998:

                                                             Percentage of Total
                             Quarter                           1998 Net Sales
                             -------                         -------------------
         First Quarter......................................          21%
         Second Quarter.....................................          49
         Third Quarter......................................          15
         Fourth Quarter.....................................          15
                                                                     ---
                                                                     100%
                                                                     ===

Patents and Trademarks

  The Company has registered numerous trademarks, service marks and logos used in its businesses in the United States and Canada. In addition, the Company has developed and continues to develop specialty plants for which it holds patents registered with the U.S. Patent and Trademark Office. The Company currently holds 24 patents with 1 patent application pending.

Government Regulation

  The Company is subject to certain United States and Canadian federal, state, local and provincial health, safety and environmental laws and regulations regarding the production, storage and transportation of certain products and the disposal of its wastes. The EPA and similar state and local agencies regulate the Company's operations and activities, including but not limited to water runoff and the use of certain pesticides in its nursery operations. With respect to its peat moss operations, the Company has various operating, monitoring and site maintenance obligations, which are prescribed by various Canadian and U.S. agencies. The Company does not anticipate that future expenditures for compliance with such environmental laws and regulations will have a material adverse effect on the Company's financial position or results of operations. The Company cannot give any assurance, however, that compliance with such laws and regulations, or compliance with other environmental laws and regulations that may be enacted in the future, will not have an adverse effect.

  Hines Nurseries obtains certain irrigation water supplied to local water districts from facilities owned and operated by the United States acting through the Department of Interior Bureau of Reclamation ("reclamation water"). The use and price of reclamation water, including availability of subsidized water rates, is governed by federal reclamation laws and regulations. Hines Nurseries utilizes reclamation water as one of the water supplies for its Northern California and Oregon facilities. While the Company believes that the nursery operations are in compliance with applicable regulations and it maintains a continuous compliance program, there can be no assurance that changes in law will not reduce availability of or increase the price of, reclamation water to the Company.

Employees

  As of December 31, 1998, the Company employed approximately 2,945 persons, including approximately 775 seasonal employees. Of this total, approximately 2,255 were employed by Hines Nurseries, including approximately 495 seasonal employees (seasonal employment peaked at 1,456 in April), and approximately 690 were employed by Sun Gro, including approximately 280 seasonal employees (its peak seasonal employment). As of December 31, 1998, approximately 500 of Sun Gro's employees were employed in Canada. All of Hines Nurseries' employees are non-union. The non-management employees at Sun Gro's Canadian peat processing facilities, which vary seasonally in number from approximately 200 to 300, are represented by various labor unions, with collective bargaining agreements in effect for all such facilities. Sun Gro's agreement with the United Food and Commercial Workers Union, which covers 135 employees at its Manitoba facility, expires in May 1999 and the Company expects negotiations to begin in April 1999. Sun Gro's agreements with the Brotherhood of Carpenters and Joiners of America, which cover 71 employees at Sun Gro's Lameque, New Brunswick facility and 49 employees at its Maisonnette, New Brunswick facility, expire in December 2000 and August 2001, respectively. The Company's management believes labor relations are good.

CAUTIONARY STATEMENT FOR PURPOSES OF THE SAFE HARBOR PROVISIONS OF THE PRIVATE
                   SECURITIES LITIGATION REFORM ACT OF 1995

  This report contains forward-looking statements. Hines desires to take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing itself of the protections of the safe harbor with respect to all forward-looking statements. Several important factors, in addition to the specific factors discussed in connection with such forward-looking statements individually, could affect the future results of the Company and could cause those results to differ materially from those expressed in the forward-looking statements contained herein.

  The Company's estimated or anticipated future results, products and service performance or other non-historical facts are forward-looking and reflect Hines' current perspective of existing trends and information. These statements involve risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, among others, the continued ability of Hines' to access water, the impact of growing conditions, risks associated with customer concentration, future acquisitions and the ability to integrate such acquisitions in a timely and cost effective manner, the ability to manage growth, the impact of competition, the ability to obtain future financing, limitations of leverage and debt restrictions, government regulations, the successful and timely implementation of the Company's Year 2000 Compliance Program and other risks and uncertainties defined from time to time in Hines' Securities and Exchange Commission filings.

  Therefore, the Company wishes to caution each reader of this report to consider carefully these factors as well as the specific factors discussed with each forward-looking statement in this report and disclosed in the Company's filings with the Securities and Exchange Commission as such factors, in some cases, have affected, and in the future (together with other factors) could affect, the ability of the Company to implement its business strategy and may cause actual results to differ materially from those contemplated by the statements expressed herein.

Item 2. PROPERTIES

  The Company owns approximately 3,190 acres related to its nursery facilities and approximately 1,792 acres of harvestable peat bogs in Canada. In addition, the Company leases approximately 1,377 acres related to its nursery facilities (including leases from Blooming Farm, Inc., an affiliated entity) and approximately 49,000 acres of harvestable peat bogs in Canada from provincial governments and various private parties. Sun Gro has historically been able to renew its leases upon expiration. However, no assurance can be given that Sun Gro will be able to do so in the future. The Company's management believes that its owned and leased facilities are sufficient to meet its operating requirements for the foreseeable future.

  The Company's facilities are identified in the table below:

              Location                      Description             Status
              --------                      -----------             ------
 Hines Nurseries
 Danville, Pennsylvania............. 141 acre nursery           Leased
 Fallbrook, California.............. 266 acre nursery           Leased(a)
 Forest Grove, Oregon............... 1,106 acre nursery         Owned/leased(b)
 Fulshear, Texas.................... 450 acre nursery           Owned
 Irvine, California................. 454 acre nursery and       Leased
                                     headquarters
 Lake Elsinore, California.......... 85 acres of undeveloped    Leased(a)
                                     land
 Northern California(c)............. 1,445 acre nursery         Owned
 San Joaquin Valley, California(d).. 48 acre nursery            Owned/leased(e)
 Trenton, South Carolina............ 572 acre nursery           Owned/leased(f)
 Sun Gro
 Seba Beach, Alberta................ 53,000 square foot         Owned/leased(g)
                                     processing and mixing
                                     facility and 11,666
                                     acres of peat bogs
 Vilna, Alberta..................... 61,540 square foot         Owned/leased(g)
                                     processing and mixing
                                     facility located on 295
                                     acres and 1,676 acres
                                     of peat bogs
 Wandering River, Alberta........... 2,723 acres of peat bogs   Owned/leased(g)
 Corrigall Lake, Mallaig, Lobstick,
 Alberta............................  1,602 acres of peat       Owned/leased(g)
                                      bogs and 30 acres of
                                      vacant land
 Elma, Manitoba..................... 73,700 square foot         Owned/leased(g)
                                     processing and mixing
                                     facility and 20,352
                                     acres of peat bogs
 Julius, Manitoba................... 39,000 square foot         Owned/leased(g)
                                     processing facility and
                                     3,818 acres of peat bogs
 Lameque, New Brunswick............. 50,400 square foot         Owned/leased(g)
                                     processing and mixing
                                     facility and 4,454 acres
                                     of peat bogs
 Maisonnette, New Brunswick......... 47,900 square foot         Owned/leased(g)
                                     processing facility and
                                     1,029 acres of peat bogs
 Quincy, Michigan................... 83,700 square foot         Owned
                                     mixing facility
 Terrell, Texas..................... 55,800 square foot         Owned
                                     mixing facility
 Surrey, British Columbia........... 30,000 square foot         Leased
                                     depot/storage yard
 Iroquois Falls, Ontario............ 29 acres of vacant land    Owned
 Matheson, Bingle Lake, Ontario..... 1,794 acres of peat bogs   Owned/leased(g)
 Niagara Falls, Ontario............. 8,000 square foot          Owned
                                     depot/storage yard
 Montreal, Quebec................... 33,000 square foot         Owned
                                     depot/storage yard
 Bellevue, Washington............... 10,000 square foot         Leased
                                     office (headquarters)
 Hubbard, Oregon.................... 24,840 square foot         Owned
                                     mixing facility on 7
                                     acres
 Fillmore, Utah..................... 48,400 square foot         Owned
                                     mixing facility on 21
                                     acres

--------

(a) The lease contains a purchase option that the Company has exercised. The Company is in negotiations regarding the purchase price, and expects to consummate the purchase of this property in 1999.

(b) The Company owns 745 acres and leases 361 acres at this nursery.

(c) The Northern California nursery consists of sites in Vacaville and Allendale, California.

(d) The San Joaquin Valley nursery consists of sites in Chowchilla and Madera, California.

(e) The Company owns 38 acres and leases 10 acres at this nursery.

(f) The Company owns 512 acres and leases 60 acres at this nursery.

(g) The Company leases all but 1,792 acres in the aggregate of these peat bogs from Canadian provincial governments and various private parties. The Company's peat processing facilities are owned by the Company but, with the exception of the Vilna peat-processing facility, these facilities are situated on land leased to the Company by Canadian provincial governments and various private parties.


Item 3. LEGAL PROCEEDINGS

  From time to time, the Company is involved in various disputes and litigation matters, which arise in the ordinary course of business. The litigation process is inherently uncertain and it is possible that the resolution of these disputes and lawsuits may adversely affect the Company's financial position. Management believes, however, that the ultimate resolution of such matters will not have a material adverse impact on the Company's consolidated financial position or results of operations.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of security holders during the fourth quarter of 1998.

                                    PART II

Item 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
      MATTERS

  As a result of the Company's initial public offering on June 22, 1998, the common stock of Hines trades on The Nasdaq National Market under the symbol "HORT". As of March 15, 1999, there were 70 registered holders of record of the Company's common stock. The following table sets forth the quarterly high and low share price for the year ended December 31, 1998:

                                                                 High     Low
                                                                ------- -------
       2nd quarter, (from June 22) ............................ $11 3/8 $10 1/2
       3rd quarter ............................................  11 1/4   6 7/8
       4th quarter ............................................   8 7/8   5

  Hines has not paid dividends on the common stock in the past and does not presently plan to pay dividends on the common stock. The payment of dividends is restricted under the terms of the Company's senior credit agreement and senior subordinated note indenture. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

Recent Sales of Unregistered Securities

  On February 5, 1998, in a transaction exempt from Registration under Section 4(2) of the Securities Act, Hines issued to MDCP, for $2,000,000 in cash, 2,000 shares of Hines' 12% Cumulative Redeemable Senior Preferred Stock ("Senior Preferred Stock"), having an aggregate liquidation value of $2,000,000. All of Hines' Senior Preferred Stock was converted into common stock in connection with the Offering.

  On March 18, 1998, in a transaction exempt from Registration under Section 4(2) of the Securities Act, Hines issued and sold to Abbott Capital 1330 Investors I, L.P. ("Abbott") (1) 4,250 shares of Senior Preferred, at a price per share of $970.21 per share, and (2) presently exercisable warrants to purchase 93,034 shares of common stock, with an exercise price of $.01 per share. Each warrant entitled the holder to purchase one share of common stock at a price of $1.36. The purchase price was paid in cash. Abbott exercised all of its warrants immediately prior to the Offering.

  On April 2, 1998, in a transaction exempt from Registration under Section 4(2) of the Securities Act Hines issued and sold to Abbott (1) 250 shares of Senior Preferred Stock, at a price per share of $970.21 per share, and (2) presently exercisable warrants to purchase 5,473 shares of common stock, with an exercise price of $.01 per share. Each warrant entitled the holder to purchase one share of common stock at a price of $1.36. The purchase price was paid in cash. Abbott exercised all of its warrants immediately prior to the Offering.

Item 6. SELECTED FINANCIAL DATA

  The following selected historical consolidated financial data for the years ended December 31, 1994 and December 31, 1995 have been derived from Hines' consolidated financial statements, which have been audited by Arthur Andersen LLP, independent accountants. The selected historical consolidated financial data for the years ended December 31, 1996 through December 31, 1998 have been derived from Hines' consolidated financial statements, which have been audited by PricewaterhouseCoopers LLP, independent accountants, as indicated in their report included elsewhere herein. The following selected historical consolidated financial data should be read in conjunction with the Consolidated Financial Statements and the related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K.

                                 For the Years Ended December 31, (a)
                         ------------------------------------------------------------
                           1994          1995        1996        1997        1998
                         --------     ----------  ----------  ----------  -----------
                          (In thousands, except share and per share amounts)
Statement of Operations
 Data:
Net sales............... $134,781     $  156,909  $  164,323  $  201,256  $   234,962
Cost of goods sold......   60,827         72,245      80,812      99,407      115,013
Gross profit............   73,954         84,664      83,511     101,849      119,949
Operating expenses......   50,274         58,392      60,757      70,408       82,170
Unusual operating
 expenses (b)...........      --             --          830         343          --
Operating income........   23,680         26,272      21,924      31,098       37,779
Interest expense........    9,422         17,831      21,080      21,805       20,460
Provision for income
 taxes..................    3,635          2,850         636       3,516        6,845
Income from continuing
 operations.............   10,623          5,591         208       5,777       10,474
Income (loss) from
 continuing operations
 per common share: (c)
  Basic.................   29,860 (d)       0.06       (0.48)      (0.12)        0.32
  Diluted...............   29,860           0.06       (0.48)      (0.12)        0.32
Weighted average shares
 outstanding (f):
  Basic.................      264      3,061,984   7,439,190   7,550,174   15,106,960
  Diluted...............      264      3,061,984   7,439,190   7,550,174   15,353,016
Other Data:
Capital expenditures.... $  7,389     $    7,684  $    8,752  $   10,130  $    19,189
Cash paid for income
 taxes (e)..............      131              3           4         161          168
Balance Sheet Data (at
 end of period):
Working capital......... $ 26,132     $   42,825  $   29,597  $   27,548  $    51,757
Short-term debt.........   18,025         16,751      34,254      48,502       33,916
Total assets............  140,906        188,544     227,515     268,819      315,110
Long-term debt..........   63,107        157,742     152,769     160,356      145,633
Redeemable preferred
 stock..................      --          31,460      54,525      70,682          --
Shareholders' equity
 (deficit)..............    9,930        (67,798)    (70,900)    (71,751)      63,322

                 NOTES TO SELECTED CONSOLIDATED FINANCIAL DATA
                            (dollars in thousands)

(a) From January 1, 1994 through December 31, 1998, the Company acquired the following six companies: OGP (January 27, 1995), Iverson (August 30,
    1996), Flynn (November 27, 1996), Pacific Color (October 20, 1997), Bryfogle's (December 16, 1997) and Lakeland (April 6, 1998). The financial results include the operations of each acquisition since its respective acquisition date.

(b) Unusual operating expenses consist of certain severance and other restructuring costs of $830 and $1,537 in 1996 and 1997, respectively, net of a $1,194 gain from receipt of insurance proceeds on an involuntary disposal of fixed assets in 1997.

(c) After deduction of the minority interest in earnings of subsidiaries of $2,740 and $3,958 for the years ended December 31, 1994 and 1995 and accrued preferred stock dividends of $1,460, $3,775, $6,666 and $5,609 for the years ended December 31, 1995, 1996, 1997 and 1998, respectively.

(d) The financial statements for the year ended December 31, 1995 reflect purchase accounting for the exchange by certain members of management and other investors of their minority interests for stock of Hines in connection with the recapitalization of Hines on August 4, 1995. The repurchase by Hines of its own stock from shareholders (other than the continuing management shareholders) was recorded as a repurchase and retirement of treasury stock, which resulted in negative shareholders' equity. As a result of this transaction, the earnings per share amount for the year ended December 31, 1994 is not considered to be comparable to those for the years ended December 31, 1995, 1996, 1997 and 1998.

(e) Hines derives significant benefits under the U.S. federal tax code by qualifying to use the cash method of accounting and by qualifying under the "farming exception" to the uniform cost capitalization rules. As a result, the Company has generally not been required to pay significant cash income taxes and has generated net operating losses for federal income tax purposes. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Overview--Tax Matters."

(f) All shares and per share amounts reflect a 1.3611-for-one reverse stock split effected on June 22, 1998.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion should be read in conjunction with the Company's consolidated financial statements and related notes included in Item 8 of this Annual Report on Form 10-K. This discussion contains trend analysis and other forward-looking statements that involve risks and uncertainties. Such risks and uncertainties are discussed at "Cautionary Statement for Purposes of the Safe Harbor Provision of the Private Securities Litigation Reform Act of 1995" on page 8 of the Annual report of Form 10-K.

 Overview

  General. Hines is one of the largest commercial nursery operations in North America, producing one of the broadest assortments of container-grown plants in the industry. The Company sells its nursery products primarily to the retail segment which includes the premium independent garden centers, as well as the leading home centers and mass merchandisers, such as Home Depot, Lowe's, Wal-Mart, Kmart and Target. The Company is also the largest North American producer and marketer of sphagnum peat moss and professional peat-based growing mixes. The Company sells its peat-based products primarily to professional customers, including greenhouse growers, nursery growers and golf course developers. The Company believes that sales of its nursery products have been positively affected by societal and demographic trends, such as greater levels of homeownership, the aging of the American population and the increasing popularity of gardening. Recent trends in the retail distribution channel, such as the expansion of large "big box" retailers and their growing emphasis on the lawn and garden category, have increased consumer exposure to lawn and garden products. Management believes these trends have favorably impacted the Company and provide excellent opportunities for improved operating performance.

  Seasonality. The Company's nursery business, like that of its competitors, is highly seasonal. The Company has, and expects to continue to experience significant variability in net sales, operating income and net income on a quarterly basis.

  Acquisitions. The Company has completed a number of recent acquisitions to expand and diversify its operations. In the three years ended December 31, 1998, the Company completed five acquisitions. These acquisitions have and will continue to affect the period-to-period comparability of the operating results discussed below. The Company intends to pursue strategic acquisitions from time to time that increase its production capacity, broaden or complement its existing product lines, expand its geographic presence or offer operating synergies. The Company believes that the highly fragmented nature of the nursery industry presents it with a number of opportunities to make such acquisitions, though the Company does not have current agreements to consummate any such acquisitions.

  Tax Matters. The Company derives significant benefits under the U.S. federal tax code by qualifying to use the cash method of accounting for federal income tax purposes. Under the cash method, sales are included in taxable income when payments are received and expenses are deducted as they are paid. The primary benefit the Company receives is the ability to deduct the cost of inventory as it is incurred. As a result of the Company's ability to deduct its growing costs under the farming exception, the Company has generally not been required to pay cash income taxes and has generated net operating losses for federal income tax purposes. During the same period, the Company has continued to show a tax provision relating to the recording of deferred taxes. At December 31, 1998, the Company had approximately $36 million in net operating loss carryforwards for federal income tax reporting purposes.

Results of Operations

 Fiscal Year Ended December 31, 1998 compared to Fiscal Year Ended December 31, 1997.

  Net sales. Net sales of $235.0 million for the fiscal year ended December 31, 1998 increased $33.7 million, or 16.7%, from net sales of $201.3 million for the comparable period in 1997. The Company's sales of nursery products increased 19.1%, which included $16.2 million of sales from Pacific Color (acquired on October 20, 1997) and Bryfogle's (acquired on December 16, 1997). Excluding these acquisitions, sales from the Company's nursery operations increased 7.4% from the comparable period in 1997. The higher sales were primarily due to increased sales in the eastern and southern regions of the country, resulting from continued expansion of existing operations. This increase was partially offset by lower sales in the western and southwestern regions of the country, particularly in California, where the historically strong seasonal demand was reduced due to excessive rainfall attributable to El Nino during the period.

  Net sales of the Company's peat moss and peat-based products increased by $9.4 million, or 12.7%, from the comparable period in 1997. Fiscal year 1998 sales included $11.7 million from Lakeland, acquired on April 6, 1998. Excluding the Lakeland acquisition, sales decreased 3.1% from the comparable period in 1997. Sales of peat-based products in the western United States were negatively impacted during the first half of the year by unseasonably wet weather attributable to El Nino. The Company's strategy of emphasizing sales to professional customers was reflected in a 3.3%, or $1.8 million, increase in sales to this customer segment during the period. Likewise, the Company's strategy to move away from unprofitable and low margin customers resulted in reduced sales to retail customers of $4.1 million, or 22.0%, compared to 1997.

  Gross profit. Gross profit of $119.9 million (51.1% of net sales) for the year ended December 31, 1998 increased $18.1 million, or 17.8%, from gross profit of $101.8 million (50.6% of net sales) for the comparable period in 1997. The increase was primarily attributable to higher sales and improved gross profit from the Company's peat moss operations resulting from the heightened emphasis on professional customers and pricing improvements in all professional products. As a percent of sales, gross margin improved by .5% to 51.1% of net sales as lower nursery operation gross margins were more than offset by improved margins in the peat moss operations. The gross margins of the nursery operations were depressed by the newly-acquired companies, which initially have lower margins than those of the core nursery business. However, the gross profit and operating performance of recently acquired companies have generally improved following the installation of Hines' operating systems and their integration into the Company.

  Operating expenses. Operating expenses of $82.2 million (35.0% of net sales) for the fiscal year ended December 31, 1998 increased $11.4 million, or 16.1%, from $70.8 million (35.2% of net sales) for the comparable period in 1997. The increase was primarily attributable to acquisitions and the significant investment in sales and management infrastructure required to support the Company's current and future growth. Excluding the impact of acquisitions, the operating expenses of the Company's nursery operations increased 21.7% while operating expenses of the Company's peat moss operation decreased 13.6%. The increase in operating expenses of the nursery operations was due to higher selling and general and administrative expenses, related to significant investments in sales and management infrastructure required to support the Company's current and future growth. The decrease in operating expenses of the Company's peat moss operations was primarily due to the reduction in promotional and advertising programs targeted at retail customers resulting from the shift away from the lower margin retail peat business. Total operating expenses as a percentage of net sales decreased .2% to 35.0% due primarily to improved operating leverage at the Company's peat moss operation.

  Operating income. Operating income of $37.8 million (16.1% of net sales) for the fiscal year ended December 31, 1998 increased $6.7 million, or 21.5%, from $31.1 million (15.5% of net sales) for the comparable period in 1997. Operating income increased primarily due to higher sales and gross profit margins, which were partially offset by higher operating expenses, as described above. The higher operating margin resulted from improved gross margin and a reduction in operating expenses as a percentage of net sales.

  Interest expense. Interest expense of $19.5 million for the year ended December 31, 1998 decreased $1.2 million from $20.7 million for the comparable period in 1997. The decrease was attributable to lower borrowing levels and financing costs under the Company's revolving credit facilities during the third and fourth quarter of the year. Another contributing factor was the redemption of $42.0 million of senior subordinated notes in connection with the Company's initial public offering of common stock in June 1998.

  Provision for income taxes. The Company's effective income tax rate was 39.5% and 37.8% for the years ended December 31, 1998 and 1997, respectively. The higher effective tax rate in 1998 was due to the non-deductibility of the goodwill amortization related to recent acquisitions.

  Net income. Net income of $6.1 million for the year ended December 31, 1998 increased $0.3 million, or 5.2%, from $5.8 million for the comparable period in 1997. Excluding the $4.4 million extraordinary loss on the early extinguishment of debt, net income increased by $4.7 million, or 81.4%, from net income of $5.8 million for the comparable period in 1997. The increase in net income was primarily attributable to an increase in sales and gross margins, partially offset by an increase in operating expenses, as described above.

 Fiscal Year Ended December 31, 1997 compared to Fiscal Year Ended December 31, 1996.

  Net sales. The Company had consolidated net sales of $201.3 million in 1997, representing an increase of $37.0 million, or 22.5%, from net sales of $164.3 million in 1996. The Company's sales of nursery products increased 38.2% to $127.5 million from net sales of $92.2 million in 1996. This 1997 performance reflects increased sales volume and prices from its existing nursery operations as well as $26.3 million of sales from the acquisitions of Iverson on August 30, 1996, Flynn on November 27, 1996, Pacific Color on October 20, 1997 and Bryfogle's on December 16, 1997. Excluding these acquisitions, sales from the nursery operations increased 9.6% in 1997. This sales growth resulted primarily from higher sales to home centers and mass merchandisers as well as increased sales volume of flowering color plants. Net sales of peat moss and peat-based products increased 2.3% to $73.8 million from $72.1 million in 1996 primarily due to volume growth in the professional market. Sales of peat to the retail market also increased in 1997 as a result of higher unit sales volume, partially offset by lower retail peat prices. Peat prices in the first half of 1997 continued to be adversely affected by the unusually long peat moss harvesting season in eastern Canada in 1995, which created an excess supply of peat moss in the Company's eastern markets.

  Gross profit. Gross profit of $101.8 million (50.6% of net sales) for the fiscal year ended December 31, 1997 represents an increase of $18.3 million, or 21.9%, from gross profit of $83.5 million (50.8% of net sales) in 1996. This increase was primarily attributable to the Company's 1996 and 1997 nursery acquisitions and higher sales from the Company's existing nursery operations. The slight decrease in gross margin percentage was primarily due to lower margins from these acquisitions, which are in varying stages of being integrated into the Company's existing nursery operations.

  Operating expenses. Operating expenses of $70.8 million (35.2% of net sales) for the fiscal year ended December 31, 1997 represented an increase of $9.2 million, or 14.9%, from $61.6 million of operating expenses (37.5% of net sales) in 1996. Operating expenses in 1997 included $0.3 million of unusual expenses, which consisted of $1.5 million of severance and other restructuring costs (compared to $0.8 million in 1996), net of a $1.2 million gain on the involuntary disposal of fixed assets in connection with property damage covered by insurance. While the absolute increase was largely related to the Company's nursery acquisitions, the reduction as a percentage of net sales was primarily attributable to leveraging fixed costs over a larger sales base.

  Operating income. Operating income of $31.1 million (15.4% of net sales) for the fiscal year ended December 31, 1997 represents an increase of $9.2 million, or 42.0%, from $21.9 million (13.3% of net sales) in 1996. The increase was primarily due to the Company's nursery acquisitions and higher sales from the Company's existing nursery operations. The improved operating margin resulted from a reduction in operating expenses as a percentage of sales more than offsetting the slight decrease in gross margins.

  Interest expense. Interest expense of $20.7 million for the fiscal year ended December 31, 1997 increased $0.6 million from $20.1 million in 1996. The increase was attributable to higher borrowing levels as a result of increased capital expenditures and working capital requirements relating to the acquisitions. This increase was partially offset by lower interest rates.

  Provision for income taxes. The effective income tax rate was 37.8% and 75.4% for the years ended December 31, 1997 and 1996, respectively. The decrease in the Company's effective income tax rate was due primarily to the $0.3 million increase in the valuation allowance in 1996 against certain net operating loss carryforwards and investment tax credits related to Sun Gro-Canada.

  Net income. Net income of $5.8 million for 1997 represented an increase of $5.6 million from net income of $0.2 million for the comparable period in 1996. The increase was primarily due to the Company's higher sales and operating margins as discussed above.

Liquidity and Capital Resources

  The Company has historically satisfied its working capital requirements through operating cash flow. Due to the highly seasonal nature of the Company's nursery operations, borrowings under its revolving credit facilities fund peak needs.

  On June 22, 1998, the Company completed the issuance of 5.1 million shares of common stock through an initial public offering resulting in net proceeds to the Company (after deducting issuance costs) of approximately $50.2 million. The proceeds were used for the redemption on July 29, 1998, of $42.0 million in aggregate principal amount of senior subordinated notes and repayment, in part, of certain debt secured by a mortgage.

  In conjunction with the Offering, the Company entered into a new senior credit facility (the "Senior Credit Facility") with Bankers Trust Company, Bank of America, N.T. & S.A. and Harris Trust & Savings Bank. The Senior Credit Facility amended and restated the Company's previous senior credit facilities to provide for a new $50.0 million term loan and a $200.0 million revolving credit facility, increasing the Company's total borrowing capacity by $100.0 million. The revolving credit facility is comprised of a $100.0 million working capital facility and a $100.0 million acquisition facility. The Senior Credit Facility has a five-year term. The revolving credit facility and all other obligations under the Senior Credit Facility are secured by substantially all of the assets and common stock of Hines Nurseries and Sun Gro-U.S., as well as a pledge of 65% of the common stock of Sun Gro-Canada. The principal repayment schedule for the term loan is $2.5 million in 1999, $6.25 million in 2000, $11.25 million in 2001, $18.75 million in 2002 and
$11.25 million in 2003. Amounts borrowed under the acquisition facility will convert into a term loan in 2000 and will begin to amortize thereafter. The Senior Credit Facility, among other things, limits the ability of Hines and subsidiaries to pay any dividends.

  In October 1995, Hines Nurseries issued $120.0 million in aggregate principal amount of 11 3/4% senior subordinated notes due 2005 (the "Senior Subordinated Notes") to refinance certain indebtedness incurred in connection with the acquisition of Hines by MDCP and certain members of management. These Senior Subordinated Notes were subsequently exchanged in a registered offering for $120.0 million of its 11 3/4% Senior Subordinated Notes due 2005, Series
B. As of December 31, 1998, $78.0 million in aggregate principal amount remains outstanding. The indenture pursuant to which the Senior Subordinated Notes were issued imposes a number of restrictions on Hines Nurseries and Sun Gro-U.S. The indenture limits, among other things, their ability to incur additional indebtedness, to make certain restricted payments (including dividends to Hines), to make certain asset dispositions, to incur certain liens and to enter into certain significant transactions. In addition, breach of a material term of the indenture or any other material indebtedness that results in the acceleration of such indebtedness would trigger an event of default under the Senior Credit Facility, causing all amounts owing thereunder to become immediately due and payable. The Senior Credit Facility imposes a number of similar and certain additional restrictions (including financial covenants) on Hines Nurseries and Sun Gro-U.S and its subsidiaries.

  Net cash provided by operating activities for the year ended December 31, 1998 of $16.0 million increased $13.8 million, from $2.2 million for the comparable period in 1997. The higher cash level generated was primarily due to increases in net income and accounts receivable collections compared with the prior year. The seasonal nature of the Company's operations results in a significant increase in certain components of working capital (primarily accounts receivable and inventory) during the growing and selling cycles. As a result, operating activities during the first and fourth quarters of 1998 used significant amounts of cash, totaling $27.1 million and $14.5 million, respectively. In contrast, the operating activities for the second and third quarters generated substantial cash, totaling $40.0 million and $17.6 million, respectively, as the Company shipped inventory and collected accounts receivable.

  Net cash used for investment activities during the year ended December 31, 1998 increased $9.1 million to $38.8 million from $29.7 million for the comparable period in 1997. The increase was primarily due to the Company's increased purchases of fixed assets to develop additional nursery acreage, and the purchase of nursery-related structures, certain vehicles, machinery and equipment.

  Net cash provided by financing activities during the year ended December 31, 1998 decreased $8.7 million to $20.8 million from $29.5 million for the comparable period in 1997. The decrease was primarily associated with the redemption of a portion of the Senior Subordinated Notes and the repayment of other debt obligations.

  The Company typically draws under its revolving credit facilities in the first and fourth quarters to fund its inventory buildup of nursery products and seasonal operating expenses. Approximately 79% of the sales of Hines Nurseries occur in the first half of the year, generally allowing the Company to reduce borrowings under its revolving credit facilities in the second and third quarters. Working capital requirements for the Company's peat moss operations are less seasonal in nature, with slight inventory buildups generally occurring in the third and fourth quarters. On March 15, 1999, the Company had unused borrowing capacity of $81.0 million and $35.5 million under its acquisition revolver and working capital revolver, respectively, within the Senior Credit Facility.

  As a result of the Company's ability to deduct its growing costs under the farming exception, the Company has generally not been required to pay cash income taxes in recent years and has generated net operating losses for federal income tax purposes. Even with the benefits of the farming exception, the Company may nonetheless be required to pay cash income taxes in future years after use, loss or expiration of its tax net operating loss carry forwards. Such cash income taxes could also result from increased taxable income due to, among other reasons, (1) reduction in the Company's deduction for interest expense resulting from the Company's repayment of indebtedness with the proceeds of the Offering, (2) any slowdown in, or elimination of, future growth in the Company's inventory of growing plants, or (3) limits on the Company's ability to use net operating loss carryforwards to offset all of its tax liability under the alternative minimum tax system.

  The Company's capital expenditures were approximately $19.2 million for the year ended December 31, 1998. The capital expenditures for Hines Nurseries ($15.8 million) related primarily to the purchase and development of additional nursery acreage and the purchase of nursery-related structures, certain vehicles, machinery and equipment. The capital expenditures for Sun Gro ($3.4 million) related primarily to peat bog development and the purchase of peat bog harvesting and processing equipment. The Company's capital expenditures for 1999 are expected to be approximately $25.1 million.

  Management believes that cash generated by operations and borrowings available under the Senior Credit Facility will be sufficient to meet the Company's anticipated working capital, capital expenditures and debt service requirements for the foreseeable future. However, as a result of its plan to pursue strategic acquisitions, the Company may require additional debt or equity financing in the future.

Year 2000 Compliance

  The Company has instituted a program to determine whether its computerized information systems are able to interpret dates beyond the year 1999 (the "Year 2000 Compliance Program") and has implemented programming modifications to its main operational and financial reporting systems that will address these issues. All modified programming is currently operational and testing has been completed. The financial systems of companies recently acquired by the Company may not be entirely Year 2000 compliant. It is expected, however, that the Company will integrate the financial data of these acquired companies into the Company's main system during 1999 and will have no need to rely on any non-compliant systems.

  The Company is in the early stage of evaluating non-information technology systems, which would include telephone equipment, greenhouse automation and watering systems. Upgrades or replacements are being made as necessary, and is expected to be completed by the end of 1999.

  Evaluation and testing of personal computers will be performed internally. As needed, personal computers will be made Year 2000 compliant by systematic upgrades or replacements by the end of 1999.

  The Company relies on third party suppliers for finished goods, raw materials, water, other utilities, transportation and a variety of other key services. The Company is evaluating the status of suppliers with a material relationship with the Company through confirmation and follow-up procedures and expects this phase to be completed by mid-1999.

  The total cost of the Year 2000 Compliance Program is not expected to be material to the Company's consolidated financial position or results of operations. To date, the Company has spent approximately $.3 million on Year 2000 compliance. The Company believes that the total cost of ensuring Year 2000 compliance for its own operational and financial systems will be less than $.5 million.

  Although management believes the Company has an adequate plan to be Year 2000 compliant, there can be no assurance that this program ultimately will be successful. The Company will continue to assess where alternative courses of action are needed as the information technology and non-information technology readiness plans are executed. The drive for formal contingency planning will be in the third quarter of 1999, once a significant amount of the business groups' readiness plans have been completed.

  The principal business risks to the Company relating to completion of Year 2000 efforts are:

   .The inability of key business partners to provide goods and services as a result of Year 2000 issues.

   .Unforeseen issues arising in connection with recent and future acquisitions/business partnerships.

  Because the Company's Year 2000 readiness is dependent upon key business partners also being Year 2000 ready, there can be no guarantee that the Company's efforts will prevent a material adverse impact on its results of operations, financial condition and cash flows. The possible consequences to the Company of its key business partners' inability to provide goods and services as a result of Year 2000 issues include temporary delays in delivery of finished products; delays in receipt of key ingredients, containers and packaging supplies; invoice and collection errors; and excess inventory of perishable items. The Company believes that its readiness efforts, which include confirmation and other testing with critical suppliers to determine if contingency planning is needed, should reduce the likelihood of such disruptions.

  The foregoing represents a Year 2000 readiness disclosure entitled to protection as provided in the Year 2000 Information and Readiness Disclosure Act.

New Accounting Pronouncements

  In 1998, Hines adopted Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 supersedes SFAS 14, "Financial Reporting for Segments of a Business Enterprise", replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. The adoption of SFAS 131 had no effect on the Company's consolidated results of operations, financial position or cash flows. SFAS 131 did however require the disclosure of segment information (refer to Note 13 to the Company's consolidated financial statements).

  In March 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This SOP provides guidance on accounting for certain costs in connection with obtaining or developing computer software for internal use and requires that entities capitalize such costs once certain criteria are met. The Company is required to adopt SOP 98-1 as of January 1, 1999.

Effects of Inflation

  Management believes the Company's results of operations have not been materially impacted by inflation over the past three years.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  As part of its ongoing business, the Company is exposed to certain market risks, including fluctuations in interest rates, foreign currency exchange rates, commodity prices and its common stock price. The Company does not enter into transactions designed to mitigate its market risks for trading or speculative purposes. As of December 31, 1998, the Company had no foreign exchange contracts and options outstanding.

  The Company manages its interest rate risk by balancing the amount of its fixed and variable long-term debt. For fixed rate debt, interest rate changes affect the fair market value of such debt but do not impact earnings or cash flows. Conversely, for variable rate debt, interest rate changes generally do not affect the fair market value of such debt but do impact future earnings and cash flows, assuming other factors are held constant. At December 31, 1998, Hines had fixed rate long-term debt of $78.0 million and variable rate long-term debt of $69.0 million. Holding other variables constant (such as foreign exchange rates and debt levels), a one percentage point increase in interest rates would have decreased the unrealized fair market value of the fixed rate debt at December 31, 1998 by approximately $3.9 million and would be expected to have an estimated impact on pre-tax earnings and cash flows for next year of approximately $.7 million for the variable debt.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The information in response to this item is submitted as a separate section of this Report on page F-1.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

  Not applicable.

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Incorporated by reference to the Company's 1998 Proxy Statement to be filed with the Securities and Exchange Commission.

Item 11. EXECUTIVE COMPENSATION

  Incorporated by reference to the Company's 1998 Proxy Statement to be filed with the Securities and Exchange Commission.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Incorporated by reference to the Company's 1998 Proxy Statement to be filed with the Securities and Exchange Commission.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Incorporated by reference to the Company's 1998 Proxy Statement to be filed with the Securities and Exchange Commission.

                                    PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a) The following documents are filed as part of this report:

    1. The financial statements listed in "Index to Financial Statements."

    2. The exhibits listed in "Index to Exhibits."

  (b) Reports on Form 8-K:

    The Registrant filed no current reports on Form 8-K during the fourth quarter of the fiscal year ended December 31, 1998.

                               INDEX TO EXHIBITS

 Exhibit
 Number                                Description
 -------                               -----------
  2.1    Acquisition Agreement dated as of July 20, 1995 by and among the
          Company, MDCP and Macluan Capital (Nevada) Inc. as amended by
          Amendment No. 1 to Acquisition Agreement dated as of August 4,
          1995.(1)
  3.1    Restated Certificate of Incorporation of the Company.(4)
  3.2    Amended and Restated By-laws of the Company.+
  4.1    Form of certificate representing Common Stock.(4)
  4.2    Amended and Restated Credit Agreement dated June 26, 1998 among Hines
          Nurseries, Inc., Sun Gro Horticulture Canada, Ltd., and Lakeland
          Canada, Ltd., as borrowers, the lenders listed therein, Bank of
          America N.T. & S.A., as syndication agent, Harris Trust & Savings
          Bank, as documentation agent, BT Bank of Canada, as Canadian agent, and Bankers Trust Company, as administrative agent.(5)
  4.3    Registration Agreement dated as of June 11, 1998 by and between Hines
          Holdings, Inc. and MDCP(4)
 10.1    Stockholders Agreement dated as of August 4, 1995 by and among the
          Company and the other parties signatory thereto.(1)
 10.2    Amendment No. 1 to Stockholders Agreement dated as of November 27,
          1996.(2)
 10.3    Amendment No. 2 to Stockholders Agreement dated as of December 15,
          1997.(5)
 10.4    Employment Agreement dated as of August 3, 1995 between Hines
          Horticulture and Douglas D. Allen.(1)*
 10.5    Employment Agreement dated as of August 3, 1995 between Hines
          Horticulture and Stephen P. Thigpen.(1)*
 10.6    Sun Gro Horticulture Inc. U.S. Executive Supplemental Retirement
          Plan.(1)*
 10.7    Employment Agreement dated as of August 4, 1995 between Hines
          Horticulture and Claudia M. Pieropan.(1)*
 10.8    Hines Horticulture Nursery Division Vision 2000 Management Variable
          Compensation Plan.(3)*
 10.9    Sun Gro Division Management Variable Compensation Plan.(3)*
 10.10   Management Stock Agreement dated as of September 29, 1997 by and between the Company and Stephen P. Thigpen.(2)
 10.11   Management Stock Pledge Agreement dated as of September 29, 1997 by and between the Company and Stephen P. Thigpen.(2)
 10.12   Promissory Note dated as of September 29, 1997 from Stephen P.
          Thigpen, as maker, to the Company.(2)
 10.13   Purchase and Sale Agreement dated as of August 4, 1995 by and between
          Oregon Garden Products, Inc., as seller, and Blooming Farm, Inc., as buyer.(1)
 10.14   Promissory Note dated August 4, 1995, from Blooming Farm, Inc., as maker, to Oregon Garden Products, Inc., as seller, and Blooming Farm,
          Inc., as buyer.(1)
 10.15   Trust Deed, Security Agreement, Assignment of Leases and Rents and
          Fixture Financing Statement dated August 4, 1995 from Blooming Farm,
          Inc., as trustor, to Ticor Title Insurance Company, as trustee, and
          Oregon Garden Products, Inc., as beneficiary.(1)

 Exhibit
 Number                               Description
 -------                              -----------
 10.16   Agricultural Lease dated as of June 26, 1998 between Blooming Farm,
          Inc., as lessor, and Oregon Garden Products, Inc., as lessee.+
 10.17   Demand Note dated October 17, 1997 in the principal amount of
          $2,500,000 from the Company, as maker, to MDCP.(2)
 10.18   Purchase Agreement dated as of December 16, 1997 by and among the
          Company, Abbott Capital 1330 Investors I, LP and MDCP.(2)
 10.19   Stock Purchase Warrants of the Company dated as of December 16, 1997 in favor of MDCP.(2)
 10.20   Amendment No. 1 to Purchase Agreement, dated as of June 11, 1998, by and among Hines Holdings, Inc., MDCP and Abbott Capital 1330
          Investors I, LP.(4)
 10.21   Securities Purchase Agreement dated as of February 5, 1998 by and between the Company and MDCP.(2)
 10.22   1998 Long-Term Equity Incentive Plan.(6)
 10.23   Form of Incentive Stock Option Agreement.(4)
 21.1    Subsidiaries of the Company.(4)
 23.1    Consent of PricewaterhouseCoopers LLP+
 27.1    Financial Data Schedule.+

--------
+Filed herewith.
*Management contract or compensatory arrangement.
(1) Incorporated by reference to Hines Holdings, Inc.'s Registration Statement on Form S-4, File No. 33-99452, filed on November 15, 1995 and amended on December 22, 1995 and January 8, 1996.
(2) Incorporated by reference to Hines Holdings, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1997.
(3) Incorporated by reference to Hines Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.
(4) Incorporated by reference to Hines Horticulture, Inc.'s Registration Statement on Form S-1, File No. 333-51943, filed on May 6, 1998 and amended on May 26 1998 and June 16, 1998.
(5) Incorporated by reference to Hines Horticulture, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.
(6) Incorporated by reference to Hines Horticulture, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 24, 1999.

                                          HINES HORTICULTURE, INC.

                                                /s/ Claudia M. Pieropan
                                          By: _________________________________
                                                    Claudia M. Pieropan
                                                  Chief Financial Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant in the capacities indicated on March 24, 1999.

             Signature                           Title
             ---------                           -----

     /s/ Stephen P. Thigpen          President, Chief Executive
____________________________________  Officer and Director
         Stephen P. Thigpen           (principal executive
                                      officer)

      /s/ Douglas D. Allen           Chairman of the Board
____________________________________
          Douglas D. Allen

    /s/ Claudia M. Pieropan          Chief Financial Officer,
____________________________________  Secretary and Treasurer
        Claudia M. Pieropan           (principal financial and
                                      accounting officer)

      /s/ James R. Tennant           Director
____________________________________
          James R. Tennant

      /s/ Ronald A. Pierre           Director
____________________________________
          Ronald A. Pierre

     /s/ Thomas R. Reusche           Director
____________________________________
         Thomas R. Reusche

        /s/ Paul R. Wood             Director
____________________________________
            Paul R. Wood

                            HINES HORTICULTURE, INC.
                         INDEX TO FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----
Report of Independent Accountants.......................................... F-1

Consolidated Balance Sheets as of December 31, 1997 and 1998............... F-2

Consolidated Statements of Operations for the years ended December 31,
 1996, 1997 and 1998....................................................... F-3

Consolidated Statements of Shareholders' Equity (Deficit) for the years ended
 December 31, 1996, 1997 and 1998.......................................... F-4

Consolidated Statements of Cash Flows for the years ended December 31,
 1996, 1997 and 1998....................................................... F-5

Notes to Consolidated Financial Statements................................. F-6

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Shareholders of Hines Horticulture, Inc. (formerly Hines Holdings, Inc.)

  In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of shareholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Hines Horticulture, Inc. (formerly Hines Holdings, Inc.) and its subsidiaries at December 31, 1998 and 1997 and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

Newport Beach, California
February 22, 1999

                            HINES HORTICULTURE, INC.
                        (FORMERLY HINES HOLDINGS, INC.)

                          CONSOLIDATED BALANCE SHEETS
                           December 31, 1997 and 1998
                             (Dollars in thousands)

                                                             December 31,
                                                           ------------------
                                                             1997      1998
                                                           --------  --------
                          ASSETS
                          ------
CURRENT ASSETS:
 Cash..................................................... $  2,543  $    515
 Accounts receivable, net of allowance for doubtful
  accounts of $1,193 and $1,224...........................   20,569    26,741
 Inventories..............................................  106,007   118,126
 Prepaid expenses and other current assets................    1,958     2,326
                                                           --------  --------
   Total current assets...................................  131,077   147,708
                                                           --------  --------
FIXED ASSETS, net of accumulated depreciation and
 depletion of $20,459 and $29,221.........................   92,406   125,417
DEFERRED FINANCING EXPENSES, net of accumulated
 amortization of $2,332 and $1,235........................    6,477     4,077
GOODWILL, net of accumulated amortization of $1,474 and
 $2,675...................................................   38,859    37,908
                                                           --------  --------
                                                           $268,819  $315,110
                                                           ========  ========
      LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
      ----------------------------------------------

CURRENT LIABILITIES:
 Accounts payable......................................... $  8,046  $  9,388
 Accrued liabilities......................................    5,090     6,351
 Accrued payroll and benefits.............................    6,521     6,156
 Accrued interest.........................................      219       751
 Long-term debt, current portion..........................    5,400     3,066
 Borrowings on revolving credit facility..................   43,102    30,850
 Deferred income taxes....................................   35,151    39,389
                                                           --------  --------
   Total current liabilities..............................  103,529    95,951
                                                           --------  --------
LONG-TERM DEBT............................................  160,356   145,633
                                                           --------  --------
DEFERRED INCOME TAXES.....................................    6,003    10,204
                                                           --------  --------
COMMITMENTS AND CONTINGENCIES

CUMULATIVE REDEEMABLE SENIOR PREFERRED STOCK 12 PERCENT,
 par value $.01 per share; liquidation preference of
 $1,000 per share; 50,000 shares authorized; 39,500 shares
 issued at December 31, 1997..............................   43,967       --

CUMULATIVE REDEEMABLE JUNIOR PREFERRED STOCK 12 PERCENT,
 par value $.01 per share; liquidation preference of $1
 per share; 22,000,000 shares authorized; 20,847,986
 shares issued at December 31, 1997.......................   26,715       --

SHAREHOLDERS' EQUITY (DEFICIT)
 Common Stock
   Authorized--60,000,000 shares $.01 par value; Issued
    and outstanding--7,708,481 and 22,072,549 shares at
    December 31, 1997 and 1998............................       77       221
 Additional paid in capital (accumulated accretion of
  cumulative redeemable preferred stock in excess of
  additional paid in capital).............................     (829)  127,992
 Notes receivable from stock sales........................     (366)     (326)
 Deficit..................................................  (70,633)  (64,565)
                                                           --------  --------
   Total shareholders' equity (deficit)...................  (71,751)   63,322
                                                           --------  --------
                                                           $268,819  $315,110
                                                           ========  ========


  The accompanying notes are an integral part of these consolidated financial statements

                            HINES HORTICULTURE, INC.
                        (FORMERLY HINES HOLDINGS, INC.)

                     CONSOLIDATED STATEMENTS OF OPERATIONS

              For the Years Ended December 31, 1996, 1997 and 1998
                  (Dollars in thousands except per share data)

                                                1996       1997        1998
                                              ---------  ---------  ----------
Sales, net..................................  $ 164,323  $ 201,256  $  234,962
Cost of goods sold..........................     80,812     99,407     115,013
                                              ---------  ---------  ----------
  Gross profit..............................     83,511    101,849     119,949
                                              ---------  ---------  ----------
Selling and distribution expenses...........     43,308     50,233      56,001
General and administrative expenses.........     18,239     20,403      25,779
Other operating (income) expenses...........       (790)      (228)        390
Unusual expenses............................        830        343         --
                                              ---------  ---------  ----------
  Total operating expenses..................     61,587     70,751      82,170
                                              ---------  ---------  ----------
  Operating income..........................     21,924     31,098      37,779
                                              ---------  ---------  ----------
Other expenses
  Interest..................................     20,140     20,708      19,453
  Amortization of deferred financing
   expenses.................................        940      1,097       1,007
                                              ---------  ---------  ----------
                                                 21,080     21,805      20,460
                                              ---------  ---------  ----------
Income before provision for income taxes....        844      9,293      17,319
Income tax provision........................        636      3,516       6,845
                                              ---------  ---------  ----------
Income before extraordinary item............        208      5,777      10,474
Extraordinary item, net of tax benefit......        --         --        4,406
                                              ---------  ---------  ----------
Net income..................................        208      5,777       6,068
Less: Preferred stock dividends and warrant
 accretion..................................     (3,775)    (6,666)     (5,609)
                                              ---------  ---------  ----------
Net income (loss) applicable to common
 stock......................................  $  (3,567) $    (889) $      459
                                              =========  =========  ==========
Basic earnings per share:
  Income (loss) before extraordinary item...  $   (0.48) $   (0.12) $     0.32
  Extraordinary item........................  $     --   $     --   $    (0.29)
                                              ---------  ---------  ----------
  Net income (loss) per common share........  $   (0.48) $   (0.12) $     0.03
                                              =========  =========  ==========
Diluted earnings per share:
  Income (loss) before extraordinary item...  $   (0.48) $   (0.12) $     0.32
  Extraordinary item........................  $     --   $     --   $    (0.29)
                                              ---------  ---------  ----------
  Net income (loss) per common share........  $   (0.48) $   (0.12) $     0.03
                                              =========  =========  ==========
Weighted average shares outstanding--Basic..  7,439,190  7,550,174  15,106,960
                                              =========  =========  ==========
Weighted average shares outstanding--
 Diluted....................................  7,439,190  7,550,174  15,353,016
                                              =========  =========  ==========

  The accompanying notes are an integral part of these consolidated financial statements

                            HINES HORTICULTURE, INC.
                        (Formerly Hines Holdings, Inc.)

           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
              For the Years Ended December 31, 1996, 1997 and 1998
                  (Dollars in thousands except for share data)

                           Common Stock
                         ------------------           Notes Rec. Retained   Shareholders'
                         Number of                      Stock    Earnings      Equity
                           Shares    Amount   (i)       Sales    (Deficit)    (Deficit)
                         ----------  ------ --------  ---------- ---------  -------------
BALANCE, December 31,
 1995...................  7,346,999   $ 73  $  8,467    $ --     $(76,338)    $(67,798)
Net proceeds from
 issuance of stock, net
 of expenses............    208,184      2       169      --          --           171
Redemption of stock.....    (42,007)   --        (58)     --          --           (58)
Repurchase and
 retirement of stock....        --     --        --       --         (280)        (280)
Cumulative undeclared
 dividends..............        --     --     (3,775)     --          --        (3,775)
Issuance of warrants,
 net of discount........        --     --        824      --          --           824
Notes receivable from
 stock sales............        --     --        --      (192)        --          (192)
Net income..............        --     --        --       --          208          208
                         ----------   ----  --------    -----    --------     --------
BALANCE, December 31,
 1996...................  7,513,176     75     5,627     (192)    (76,410)     (70,900)
                         ----------   ----  --------    -----    --------     --------
Net proceeds from
 issuance of stock, net
 of expenses............    213,048      2        24      --          --            26
Redemption of stock.....    (17,743)   --        (24)     --          --           (24)
Cumulative undeclared
 dividends..............        --     --     (6,666)     --          --        (6,666)
Issuance of warrants,
 net of discount........        --     --        210      --          --           210
Notes receivable from
 stock sales............        --     --        --      (174)        --          (174)
Net income..............        --     --        --       --        5,777        5,777
                         ----------   ----  --------    -----    --------     --------
BALANCE, December 31,
 1997...................  7,708,481     77      (829)    (366)    (70,633)     (71,751)
                         ----------   ----  --------    -----    --------     --------
Net proceeds from
 issuance of stock, net
 of expenses............  5,100,000     51    50,122      --          --        50,173
Preferred stock
 conversion.............  8,231,635     82    84,127      --          --        84,209
Promissory note
 conversion.............    117,302      2     1,198      --          --         1,200
Warrant conversion......    915,131      9    (1,101)     --          --        (1,092)
Cumulative undeclared
 dividends..............        --     --     (5,609)     --          --        (5,609)
Issuance of warrants,
 net of discount........        --     --         84      --          --            84
Payments received on
 notes receivable from
 stock sales............        --     --        --        40         --            40
Net income..............        --     --        --       --        6,068        6,068
                         ----------   ----  --------    -----    --------     --------
BALANCE, December 31,
 1998................... 22,072,549   $221  $127,992    $(326)   $(64,565)    $ 63,322
                         ==========   ====  ========    =====    ========     ========

--------
(i) Accumulated accretion of cumulative redeemable preferred stock (in excess) less than additional paid-in capital


  The accompanying notes are an integral part of these consolidated financial statements.

                            HINES HORTICULTURE, INC.
                        (Formerly Hines Holdings, Inc.)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Years Ended December 31, 1996, 1997 and 1998
                             (Dollars in thousands)

                                                  1996       1997       1998
                                                ---------  ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income..................................  $     208  $   5,777  $   6,068
  Adjustments to reconcile net income to net
   cash provided by operating activities--
   Depreciation, depletion and amortization...      4,962      6,407     10,454
   Amortization of deferred financing costs...        940      1,097      1,007
   Loss on early extinguishment of debt.......        --         --       7,417
   Deferred income taxes......................        508      3,647      2,232
   Loss on sale of fixed assets...............        --         --         230
   Gain on involuntary disposal of fixed
    assets....................................        --      (1,194)       --
   Other......................................        525        (81)       --
                                                ---------  ---------  ---------
                                                    7,143     15,653     27,408
  Change in working capital accounts, net of
   effect of acquisitions:
   Accounts receivable........................        824     (4,373)    (1,863)
   Inventories................................     (4,270)    (9,495)    (9,873)
   Prepaid expenses and other current assets..       (815)     1,008       (244)
   Other assets...............................       (577)      (322)       --
   Accounts payable and accrued liabilities...     (3,500)       297        590
   Other liabilities..........................       (361)      (581)       --
                                                ---------  ---------  ---------
     Net cash (used in) provided by operating
      activities..............................     (1,556)     2,187     16,018
                                                ---------  ---------  ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of fixed assets....................     (8,752)   (10,130)   (19,189)
  Proceeds from sale of fixed assets..........        175        154        301
  Proceeds from insurance claims..............        --       1,194        --
  Purchase of fixed assets from insurance
   claims proceeds............................        --      (1,324)       --
  Acquisitions, net of cash...................    (21,915)   (19,632)   (19,929)
                                                ---------  ---------  ---------
     Net cash used in investing activities....    (30,492)   (29,738)   (38,817)
                                                ---------  ---------  ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Borrowings on revolving line of credit......    202,785    220,188    174,748
  Repayments on revolving line of credit......   (186,121)  (206,443)  (187,000)
  Proceeds from the issuance of long-term
   debt.......................................        --      12,000     85,655
  Repayments of long-term debt................     (4,209)    (4,910)  (103,731)
  Deferred financing costs....................       (253)    (1,223)    (2,183)
  Premium paid on redemption of Senior
   Subordinated Notes.........................        --         --      (3,841)
  Repurchase and retirement of stock..........       (280)       (75)       --
  Repayments of notes receivables from stock
   sales......................................        --         --          40
  Issuance of preferred and common stock......     20,612      9,926     57,083
  Other.......................................        (36)       --         --
                                                ---------  ---------  ---------
     Net cash provided by financing
      activities..............................     32,498     29,463     20,771
                                                ---------  ---------  ---------
NET INCREASE (DECREASE) IN CASH...............        450      1,912     (2,028)
CASH, beginning of period.....................        181        631      2,543
                                                ---------  ---------  ---------
CASH, end of period...........................  $     631  $   2,543  $     515
                                                =========  =========  =========

Supplemental disclosure of cash flow
 information:
  Cash paid for interest, net of capitalized
   interest...................................  $  23,702  $  20,729  $  18,921
  Cash paid for income taxes..................  $       4  $     161  $     168

  The accompanying notes are an integral part of these consolidated financial statements

                           HINES HORTICULTURE, INC.
                        (FORMERLY HINES HOLDINGS, INC.)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Dollars in Thousands)

1. Summary of Significant Accounting Policies

 Description of Business

  Hines Horticulture, Inc. ("Hines"), a Delaware corporation, produces and distributes horticultural products through its two operating divisions, Hines Nurseries and Sun Gro Horticulture ("Sun Gro"). On June 12, 1998, Hines succeeded to the business of Hines Holdings, Inc., a Nevada corporation, as a result of the merger of Hines Holdings, Inc. into Hines, the purpose of which was to change the Company's name and jurisdiction of incorporation. The business of Hines is currently conducted through Hines Nurseries, Inc. (formerly Hines Horticulture, Inc.) ("Hines Nurseries") and through Sun Gro Horticulture Inc. ("Sun Gro-U.S.") its wholly owned subsidiary, Sun Gro Horticulture Canada Ltd. ("Sun Gro-Canada"), and Sun Gro-Canada's direct and indirect Canadian subsidiaries. Hines, together with Hines Nurseries, Sun Gro-U.S., Sun Gro-Canada, and Sun Gro-Canada's direct and indirect Canadian subsidiaries, are hereafter collectively referred to as the "Company."

  Hines Nurseries is a leading national supplier of ornamental, container-grown plants with nursery facilities located in California, Oregon, Pennsylvania, South Carolina and Texas. Hines Nurseries markets its products to retail customers throughout the United States.

  Sun Gro produces, markets and distributes peat-based horticulture products for both retail and professional customers. Sun Gro markets its products in North America and various international markets with manufacturing facilities located in Canada and the United States.

 Consolidation

  The consolidated financial statements include the accounts of Hines and its wholly owned subsidiaries Hines Nurseries and Sun Gro, including Sun Gro's wholly owned subsidiary, Sun Gro-Canada. All material intercompany accounts and transactions have been eliminated in consolidation.

 Revenue Recognition and Concentration of Credit Risk

  The Company recognizes revenue, net of sales discounts and allowances, upon product shipment to the customer. The Company is subject to credit risk primarily through accounts receivables. Credit risk on accounts receivables is minimized as a result of the large and diverse nature of the Company's customer base throughout North America. The Company does not require collateral for its accounts receivable. Certain customers are granted deferred payment terms (dating). At December 31, 1997 and 1998, significant amounts of accounts receivable are subject to dating terms. The Company's largest customer accounted for approximately 10%, 12% and 14% of the Company's consolidated net sales in 1996, 1997 and 1998, respectively.

 Amortization of Deferred Financing Expenses

  Deferred financing expenses are being amortized using a method, which approximates the effective interest method over the term of the associated financing agreements.

 Depreciation and Depletion

  Fixed assets are stated at cost less accumulated depreciation. Interest is capitalized for qualifying assets during the assets' acquisition period. In 1998, $709 of interest was capitalized. No interest was capitalized in 1996 or 1997. Capitalized interest is recorded as part of the asset to which it relates and is amortized over the

                           HINES HORTICULTURE, INC.
                        (FORMERLY HINES HOLDINGS, INC.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

respective asset's estimated useful life. Depreciation has been provided for on a straight-line basis over the following estimated economic useful lives:

         Buildings............................... 20 to 60 years
         Machinery and equipment.................  2 to 25 years
         Vehicles and trailers...................  2 to 15 years
         Furniture and fixtures..................   3 to 5 years

  Bog depletion is based on the volume of peat produced during the year at rates which will amortize the bog acquisition costs, as well as the initial bog clearing and development costs, over the period of production of peat from the bog.

 Goodwill and Negative Goodwill

  In connection with the sale of the Company in 1990, the Company recorded $6,100 of negative goodwill. Negative goodwill equals the excess of the fair market value of the acquired net assets over the acquisition purchase price after reducing the amount allocated to the fixed assets acquired to zero. The Company has amortized negative goodwill on a straight-line basis as a component of other operating expenses over the period from June 29, 1990 to December 31, 1997.

  In connection with the acquisition of the interests of minority shareholders for stock in the Company, approximately $14,700 of goodwill was recorded and is being amortized over a 35-year period as a component of other operating expenses.

  Goodwill recorded in connection with the Company's recent acquisitions, as discussed in Note 3, is being amortized over an estimated life of 35 years.

  At each balance sheet date, the Company reviews the recoverability of goodwill by comparing projected operating income on an undiscounted basis to the net book value of the related assets. If the carrying value of goodwill exceeds projected operating income, the carrying value of goodwill is written down to undiscounted projected operating income.

 Impairment of Long-Lived Assets

  The Company annually evaluates its long-lived assets, including identifiable intangible assets, for potential impairment. When circumstances indicate that the carrying amount of the asset may not be recoverable, as demonstrated by the projected undiscounted cash flows, an impairment loss would be recognized based on fair value.

 Inventories

  Inventories are stated at the lower of cost (first-in, first-out) or market. Hines' nursery stock has an average growing period of approximately eighteen months. The nursery stock is classified as a current asset based on Hines Nurseries' normal operating cycle.

 Foreign Currency Translation

  The Company considers the U.S. dollar to be the functional currency of Sun Gro's Canadian operations. Monetary assets and liabilities are translated at the foreign exchange rate in effect as of the balance sheet date.

                           HINES HORTICULTURE, INC.
                        (FORMERLY HINES HOLDINGS, INC.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Non-monetary assets and liabilities are translated at historical rates and revenues and expenses at average exchange rates for the period. Gains or losses from changes in exchange rates are recognized in the consolidated results of operations in the year of occurence.

 Income Taxes

  Hines' operations are agricultural in nature. Hines reports its results for income tax purposes on the cash basis.

  The Company accounts for income taxes using an asset and liability approach which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the financial statement and tax bases of assets and liabilities at the applicable enacted tax rates. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

 Advertising

  The Company expenses advertising costs at the time the advertising first takes place. Advertising expense was $1,658, $1,898 and $1,124 for the years ended December 31, 1996, 1997 and 1998, respectively.

 Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 Earnings (Loss) Per Share ("EPS")

  Basic earnings per share is computed by dividing net income, after deduction of preferred dividends, by the weighted average number of common shares outstanding in each year. Diluted earnings per share is computed by dividing net income, after deduction of preferred dividends, by the weighted average number of common shares outstanding plus any potential dilution that could occur if options and warrants were converted into common stock in each year.

  In 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). In accordance with the implementation provisions of SFAS 128, the Company has restated earnings per share in the Consolidated Statements of Operations for the year ended December 31, 1996.

                           HINES HORTICULTURE, INC.
                        (FORMERLY HINES HOLDINGS, INC.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


  There is no difference between the numerators and denominators for basic and diluted earnings per share since common stock equivalents have been excluded from the earnings per share calculation for fiscal years 1996 and 1997 (in the amounts of $52 and $618, respectively) because the effect would be anti-dilutive. A reconciliation of the numerators and denominators of basic and diluted earnings per share for the year ended December 31, 1998 is as follows (in thousands, except per share amounts):

                                              Year Ended December 31, 1998
                                           -----------------------------------
                                             Income       Shares     Per Share
                                           (Numerator) (Denominator)  Amount
                                           ----------- ------------- ---------
                                                  (Dollar in Thousands)
   Income before extraordinary item.......   $10,474
   Less: Preferred stock dividends........    (5,609)
                                             -------
   Basic EPS
   Income (loss) applicable to common
    stock.................................     4,865      15,107       $0.32
                                                                       =====
   Effect of Dilutive Securities
   Warrants...............................        40         218
   Convertible notes......................        18          28
                                             -------      ------
   Diluted EPS
   Income applicable to common stock plus
    assumed conversions...................   $ 4,923      15,353       $0.32
                                             =======      ======       =====

 Recent Accounting Pronouncements

  In 1998, Hines adopted Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS 131 supersedes SFAS 14, "Financial Reporting for Segments of a Business Enterprise", replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's consolidated results of operations, financial position or cash flows. SFAS 131 did however require the disclosure of segment information (refer to Note 13).

  In March 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This SOP provides guidance on accounting for certain costs in connection with obtaining or developing computer software for internal use and requires that entities capitalize such costs once certain criteria are met. The Company is required to adopt SOP 98-1 as of January 1, 1999.

 Reclassifications

  Certain prior year amounts have been reclassified to conform to current year presentations.

2. Initial Public Offering

  On June 22, 1998, the Company completed the issuance of 5.1 million shares of common stock through an initial public offering ("the Offering"), resulting in net proceeds to the Company (after deducting issuance costs) of approximately $50,200. A portion of the proceeds was used to repay in part certain borrowings secured by real property bearing interest at 11.75% per annum and maturing on June 27, 2005. The remaining proceeds were

                           HINES HORTICULTURE, INC.
                        (FORMERLY HINES HOLDINGS, INC.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

used for the redemption on July 29, 1998, of $42,000 in aggregate principal amount of the 11.75% Senior Subordinated Notes due 2005, Series B (the "Senior Subordinated Notes"). The Senior Subordinated Notes were redeemed at a price of 109.139% of the aggregate principal amount thereof ($45,800 at July 29, 1998), plus accrued and unpaid interest thereon through the date of redemption. Payment of the redemption premium and the recognition of a portion of the deferred costs related to the Senior Subordinated Notes resulted in an extraordinary loss of $3,000, net of related income taxes of $2,000, in the quarter ended September 30, 1998.

  Concurrent with the closing of the Offering, the Company entered into an amended and restated senior credit facility (the "Senior Credit Facility") to provide for a new $50,000 term loan and $200,000 revolving credit facility, as further discussed in Note 7. The revolving credit facility is comprised of a $100,000 working capital revolver and a $100,000 acquisition revolver. The Senior Credit Facility replaced the Company's existing senior credit facility and increased the aggregate size of the Company's borrowing facilities by $100,000. The prepayment of the previous credit facilities resulted in an extraordinary loss related to the write-off of unamortized financing costs of $1,400, net of $1,000 in related income taxes, during the three months ended June 30, 1998.

  In connection with the Offering, on June 22, 1998, Hines effected a 1.3611-for-one reverse stock split with respect to its common stock which has been reflected in the accompanying financial statements for all periods presented.

  Immediately prior to the Offering, (i) all of the outstanding shares of the Company's 12% Cumulative Redeemable Senior Preferred Stock, par value $.01 per share, and all of the outstanding shares of the Company's 12% Cumulative Redeemable Junior Preferred Stock, par value $.01 per share, together, in each case, with all accrued and unpaid dividends thereon through the date of the closing of the Offering, were converted into shares of common stock at the initial public offering price less underwriting discounts and commissions,
(ii) a portion of the Company's outstanding 6% convertible subordinated promissory notes, which were issued in connection with certain acquisitions in the aggregate principal amount of $1,200, was converted into shares of common stock at the initial public offering price less underwriting discounts and commissions, and (iii) all of the outstanding warrants to purchase common stock were exercised in accordance with their terms. These actions, as well as the above noted stock split, are collectively referred to herein as the "Equity Recapitalization".

3. Acquisitions

 Lakeland Peat Moss

  On April 6, 1998, the Company acquired all of the issued and outstanding shares of capital stock of Lakeland Peat Moss, Ltd. and certain affiliated entities (collectively "Lakeland"), a producer of sphagnum peat moss in western Canada, for approximately U.S. $22,437. The acquisition was accounted for using the purchase method. The purchase price allocation is summarized as follows:

   Cash................................................................ $   640
   Accounts receivable.................................................   4,309
   Inventories.........................................................   2,246
   Prepaid expenses....................................................     124
   Fixed assets........................................................  23,606
   Accounts payable and accrued liabilities............................  (2,431)
   Long-term debt......................................................    (101)
   Deferred income taxes...............................................  (5,956)
                                                                        -------
     Total purchase price.............................................. $22,437
                                                                        =======

                           HINES HORTICULTURE, INC.
                        (FORMERLY HINES HOLDINGS, INC.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

 Bryfogle's

  On December 16, 1997, the Company acquired all of the issued and outstanding shares of Bryfogle's Wholesale, Inc., Bryfogle's Power Plants, and Power Plants II, Inc. (collectively "Bryfogle's") for approximately $18,981. The acquisition was accounted for using the purchase method. The purchase price allocation is summarized as follows:

   Cash................................................................ $    54
   Accounts receivable.................................................     452
   Inventories.........................................................   1,088
   Fixed assets........................................................   4,163
   Other assets........................................................     639
   Goodwill............................................................  13,752
   Accounts payable and accrued liabilities............................    (756)
   Deferred tax liability--non-current.................................    (411)
                                                                        -------
     Total purchase price.............................................. $18,981
                                                                        =======

 Pacific Color Nurseries

  On October 20, 1997, the Company acquired certain assets and assumed certain liabilities of Pacific Color Nurseries, Inc. ("PCN") for $1,705. The acquisition was accounted for using the purchase method. The purchase price allocation is summarized as follows:

   Accounts receivable.................................................. $  100
   Inventories..........................................................    200
   Prepaid expenses.....................................................      5
   Fixed assets.........................................................  1,385
   Goodwill.............................................................    285
   Accounts payable and accrued liabilities.............................   (270)
                                                                         ------
     Total purchase price............................................... $1,705
                                                                         ======


 Flynn Nurseries

  On November 27, 1996, the Company acquired all of the issued and outstanding shares of Flynn Nurseries, Inc. ("Flynn") for $11,653. The acquisition was accounted for using the purchase method. The purchase price allocation is summarized as follows:

   Cash................................................................ $    39
   Accounts receivable.................................................     642
   Inventories.........................................................  11,644
   Prepaid expenses....................................................      48
   Fixed assets........................................................   3,162
   Goodwill............................................................   5,279
   Accounts payable and accrued liabilities............................  (3,981)
   Long-term debt......................................................     (16)
   Deferred tax liability non-current..................................  (5,164)
                                                                        -------
     Total purchase price.............................................. $11,653
                                                                        =======

                           HINES HORTICULTURE, INC.
                        (FORMERLY HINES HOLDINGS, INC.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


 Iverson Perennial Gardens

  On August 30, 1996, the Company acquired certain assets and assumed certain liabilities of Iverson Perennial Gardens, Inc. ("Iverson") for $10,301. The acquisition was accounted for using the purchase method. The purchase price allocation is summarized as follows:

     Accounts receivable............................................... $ 1,181
     Inventories.......................................................   2,416
     Prepaid expenses..................................................      40
     Fixed assets......................................................   1,296
     Goodwill..........................................................   6,114
     Accounts payable and accrued liabilities..........................    (691)
     Long-term debt....................................................     (55)
                                                                        -------
       Total purchase price............................................ $10,301
                                                                        =======

  The consolidated financial statements reflect the operations of Iverson, Flynn, PCN, Bryfogle's, and Lakeland since the dates of their respective acquisition. The following summary of condensed unaudited pro forma results of operations for the year ended December 31, 1997 reflects the acquisitions of Bryfogle's, PCN and Lakeland as if they had occurred on January 1, 1997. The following summary of condensed unaudited pro forma results of operations for the year ended December 31, 1998 gives effect to the following transactions as if they had occurred as of January 1, 1998: (i) the acquisition of Lakeland;
(ii) the Equity Recapitalization; (iii) the closing of the new Senior Credit Facility; and (iv) the Offering (in thousands, except per share data):

                                                               For the Year
                                                              Ended December
                                                                    31,
                                                             ------------------
                                                               1997      1998
                                                             --------  --------
     Sales, net............................................. $234,046  $241,154
     Net Income (loss) applicable to common stock(a)........     (477)   13,716
     Basic earnings per share:
     Income (loss) per common share......................... $   (.06) $    .64
     Diluted earnings per share:
     Income (loss) per common share......................... $   (.06) $    .64

--------
(a) After deduction of preferred stock dividends of $6,666 for the year ended December 31, 1997.

  The pro forma results do not necessarily represent results, that would have occurred if the acquisitions had taken place as of the dates assumed, nor are they indicative of the results of future combined operations.

4. Unusual Expenses

  During 1997, the Company received $1,194 of insurance proceeds from claims to replace assets that had been damaged and recorded a gain of $1,194, representing the difference between the proceeds received and the carrying amount of the damaged assets. As of December 31, 1998, the Company had acquired $1,324 of fixed assets utilizing the insurance proceeds.

  In December 1996, the Company approved a restructuring plan for Sun Gro which, for the year ended December 31, 1996, resulted in an unusual charge of $830, representing severance-related payments. An additional liability of $1,537 was recognized during the year ended December 31, 1997, representing $1,100 of severance-related payments and $437 of other related restructuring charges. As of December 31, 1998, there was no remaining reserve balance.

                           HINES HORTICULTURE, INC.
                        (FORMERLY HINES HOLDINGS, INC.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


5. Inventories

  Inventories consisted of the following:

                                                                December 31,
                                                              -----------------
                                                                1997     1998
                                                              -------- --------
   Nursery stock............................................. $ 95,195 $104,085
   Finished goods............................................    4,003    4,818
   Materials and supplies....................................    6,809    9,223
                                                              -------- --------
                                                              $106,007 $118,126
                                                              ======== ========

6. Fixed Assets

  Fixed assets consisted of the following:

                                                                December 31,
                                                              -----------------
                                                                1997     1998
                                                              -------- --------
   Land...................................................... $  7,103 $ 11,238
   Peat reserves and bog costs...............................   49,146   62,873
   Buildings and improvements................................   21,915   33,955
   Machinery and equipment...................................   27,691   40,454
   Construction in progress..................................    7,010    6,118
                                                              -------- --------
                                                               112,865  154,638
   Less-Accumulated depreciation and depletion...............   20,459   29,221
                                                              -------- --------
                                                              $ 92,406 $125,417
                                                              ======== ========

7. Revolving Lines of Credit

  On August 4, 1995, the Company entered into a revolving credit agreement that, as amended on December 16, 1997, provided for a line of credit equal to the lesser of $75,000 or a specified percentage of accounts receivable and inventory. Borrowings under this line were at interest rates approximating the U.S. prime rate plus 1.5 percent or the Eurodollar rate plus 2.5 percent. The line of credit was secured by substantially all of the assets and common stock of Hines Nurseries and Sun Gro-U.S., as well as a pledge of 66% of the common stock of Sun Gro-Canada. The agreement contained covenants that, among other matters, established minimum interest coverage and maximum leverage ratios and minimum earnings and maximum capital expenditure amounts. The average daily amount of the unused portion of the line of credit was subject to a commitment fee of 0.5 percent per annum.

  On December 16, 1997 the Company entered into another revolving loan agreement that provided for a line of credit equal to the lesser of $10,000 or a percentage of accounts receivable and inventory balances, as stipulated in the agreement. Borrowings under this line were at interest rates approximating the U.S. prime rate plus 0.75 percent or the Eurodollar rate plus 2.25 percent. The line of credit was secured by substantially all of the assets of Hines Nurseries. The agreement contained covenants, which, among other matters, established minimum interest coverage and maximum leverage ratios and minimum earnings and maximum capital expenditure amounts. The average daily amount of the unused portion of the line of credit was subject to a commitment fee of 0.5 percent per annum.

  Concurrent with the Offering, the Company entered into an amended and restated Senior Credit Facility to provide for a new $50,000 term loan and a $200,000 revolving credit facility, which replaced the Company's

                           HINES HORTICULTURE, INC.
                        (FORMERLY HINES HOLDINGS, INC.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

existing senior credit facility and increased the aggregate size of the Company's borrowing facilities by $100,000. The revolving credit facility is comprised of a $100,000 working capital revolver and a $100,000 acquisition revolver.

  After an initial period, the interest rate spread over the U.S. prime rate and Eurodollar rate varies depending upon the Company's quarterly leverage and interest coverage ratios as defined in the Senior Credit Facility agreement. The revolving credit facility and all other obligations under the Senior Credit Facility are secured by substantially all of the assets and common stock of Hines Nurseries and Sun Gro-U.S., as well as a pledge of 65% of the common stock of Sun Gro-Canada. The Senior Credit Facility contains covenants that, among other matters, establish minimum interest coverage and net worth and maximum leverage ratios and capital expenditure amounts. After an initial period, the average daily amount of the unused portion of the revolving credit facility is subject to a commitment fee which varies depending upon the Company's quarterly leverage ratio as defined in the Senior Credit Facility agreement. The revolving credit facility expires on June 30, 2003. Amounts borrowed under the acquisition facility will convert into a term loan on June 30, 2000 and will begin to amortize thereafter. The weighted average interest rate on borrowings outstanding under the Company's revolving lines of credit as of December 31, 1997 and 1998 was approximately 8.4% and 7.7%, respectively.

                            HINES HORTICULTURE, INC.
                        (FORMERLY HINES HOLDINGS, INC.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


8.Long-term Debt

                                                      December 31, December 31,
                                                          1997         1998
                                                      ------------ ------------
   Acquisition term loan, interest at the bank's
    reference rate (8.5 percent per annum at
    December 31, 1997) plus 1.25 percent or the
    Eurodollar rate plus 2.75 percent per annum.
    Principal payments due quarterly beginning March
    31, 2000 through 2002 ranging from $300 to $600
    as specified in the loan agreement, with the
    remaining principal due on December 31, 2002,
    secured by inventory and fixed assets ..........    $ 12,000          --
   Convertible subordinated promissory note,
    interest at 6 percent per annum. Principal due
    December 16, 2005...............................       1,000          --
   Senior term debt, interest at the bank's
    reference rate (8.5 percent per annum at
    December 31, 1997) plus 1.5 percent or the
    Eurodollar rate plus 2.5 percent per annum.
    Principal payments due on June 30, September 30
    and December 31 through 2000 ranging from $500
    to $3,250, secured by inventories and fixed
    assets..........................................      17,000          --
   Note payable, interest at 10 percent per annum,
    non recourse, secured by specified real
    property, blended payments of $81 per month from
    July 1, 1992 through June 1, 2005, with all
    remaining principal due on June 28, 2005........       7,999          --
   Note payable, interest at 10 percent per annum,
    until June 1, 1995, and 11.75 percent,
    thereafter, non recourse, secured by specified
    real property, monthly interest payments only
    until June 1, 1992, blended payments of $88 per
    month from July 1, 1995, through June 1, 2005,
    with all remaining principal due on June 27,
    2005............................................       7,693          --
   Acquisition term loan, interest at the bank's
    reference rate (7.75 percent per annum at
    December 31, 1998) plus .25 percent or the
    Eurodollar rate plus 1.25 percent per annum.
    Principal payments due from September 30, 2000
    through June 30, 2003 ranging from 2.50% to
    37.5% of the outstanding balance as of June 26,
    2000, as specified in the loan agreement........         --        19,000
   Term debt, interest at the bank's reference rate
    (7.75 percent per annum at December 31, 1998)
    plus .25 percent or the Eurodollar rate plus
    1.25 percent per annum. Principal payments due
    from June 30, 1999 through June 30, 2003 ranging
    from $1,250 to $11,250, as specified in the loan
    agreement.......................................         --        50,000
   Senior Subordinated Notes, Series B, interest at
    11.75 percent per annum payable semi-annually on
    each June 30 and December 31, maturing on
    October 15, 2005................................     120,000       78,000
   Capital lease obligations, equipment financing
    contracts and other obligations due at various
    dates through 2000..............................          64        1,699
                                                        --------     --------
                                                         165,756      148,699
   Less current portion.............................       5,400        3,066
                                                        --------     --------
                                                        $160,356     $145,633
                                                        ========     ========

                           HINES HORTICULTURE, INC.
                        (FORMERLY HINES HOLDINGS, INC.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


  Estimated principal maturities of long-term debt outstanding at December 31, 1998 are as follows:

   1999................................................................ $  3,066
   2000................................................................    8,333
   2001................................................................   13,625
   2002................................................................   27,300
   2003................................................................   18,375
   Thereafter..........................................................   78,000
                                                                        --------
                                                                        $148,699
                                                                        ========

  The Senior Subordinated Notes were issued by Hines Nurseries and are redeemable, in whole or in part, at the option of the Company, on or after October 15, 2000 at prices specified by the indenture agreement (105.875% as a percentage of the principal amount thereof in 2000 to 100.000% in 2004). Upon a change of control, each holder will have the right to require Hines Nurseries to repurchase such holder's notes at a price equal to 101 percent of the principal amount thereof plus accrued interest, if any, to the date of repurchase. The Senior Subordinated Notes are unsecured and subordinated to all existing and future senior debt and unconditionally guaranteed on a senior subordinated basis by Hines and Sun Gro-U.S.

  The indenture governing the Senior Subordinated Notes imposes certain limitations on the ability of Hines and Sun Gro-U.S. to, among other things, incur additional indebtedness, pay dividends or make certain other restricted payments and consummate certain asset sales.

9. Commitments and Contingencies

 Operating Leases

  The Company leases certain land, office and warehouse facilities under various renewable long-term operating leases, which expire through 2010. Certain of these leases include escalation clauses based upon changes in the consumer price index and/or the fair rental value of leased land. One of the operating land leases requires the Company to pay rent equal to the greater of
2.25 percent, increasing to 3 percent by the year 2010, of the sales derived from the related land or a minimum per acre amount, as defined in the agreement. Total rent expense under these operating lease agreements for the years ended December 31, 1996, 1997 and 1998 was $1,302, $1,684 and $1,592
respectively.

  As of December 31, 1998, the Company's future minimum annual payments under its non-cancelable operating leases are as follows:

   1999................................................................. $ 3,778
   2000.................................................................   3,424
   2001.................................................................   2,694
   2002.................................................................   1,696
   2003.................................................................   1,012
   Thereafter...........................................................   6,570
                                                                         -------
                                                                         $19,174
                                                                         =======

 Legal Matters

  From time to time, the Company is involved in various disputes and litigation matters, which arise in the ordinary course of business. The litigation process is inherently uncertain and it is possible that the resolution of

                           HINES HORTICULTURE, INC.
                        (FORMERLY HINES HOLDINGS, INC.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

these disputes and lawsuits may adversely affect the Company. Management believes, however, that the ultimate resolution of such matters will not have a material adverse impact on the Company's consolidated financial position or results of operations.

10. Shareholders' Equity

  Stock Option Plan: On June 22, 1998, the Board adopted the 1998 Long-Term Equity Incentive Plan (the "1998 Stock Plan"). The 1998 Stock Plan provides for grants of stock options, stock appreciation rights ("SARs"), restricted stock, performance awards and any combination of the foregoing to certain directors, officers and employees of the Company and its subsidiaries. The purpose of the 1998 Stock Plan is to provide such individuals with incentives to maximize shareholder value and otherwise contribute to the success of the Company and to enable the Company to attract, retain and reward the best available persons for positions of substantial responsibility. The options are granted at the fair market value of the shares underlying the options at the date of grant, generally become exercisable over a four-year period and expire in ten years.

  Approximately 2.6 million shares of common stock will be available for issuance pursuant to the 1998 Stock Plan, subject to adjustment in the event of a reorganization, stock split, merger or similar change in the corporate structure of the Company or the outstanding shares of common stock.

  The Company adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") in 1998. As permitted by SFAS 123, the Company measures compensation cost in accordance with Accounting Principles Board Opinon No. 25, "Accounting for Stock Issued to Employees", and related interpretations, but provides pro forma disclosures of net income and earnings per share as if the fair value method (as defined in SFAS 123) had been applied. Had compensation cost been determined using the fair value method prescribed by SFAS 123, the Company's net loss and earnings (loss) per share would have been as follows (in thousands, except per share amounts):

                                                                  Year Ended
                                                               December 31, 1998
                                                               -----------------
   Pro forma net loss:........................................       $(352)
   Pro forma basic earnings (loss) per share..................       $(.02)
   Pro forma diluted earnings (loss) per share................       $(.02)

  The Company estimates the weighted average fair value of each stock option on the grant date using the Black-Scholes option pricing model with the following weighted-average assumptions: no dividend yield; expected volatility of approximately 50%; risk-free interest rate of 5.56% and expected life of approximately four years.

  A summary of the status of the Company's stock option plan as of December 31, 1998 is presented below:

                                                                Weighted Average
                                                      Shares     Exercise Price
                                                     ---------  ----------------
   Outstanding as of January 1, 1998................       --        $  --
   Granted.......................................... 2,081,600       $10.99
   Exercised........................................       --        $  --
   Cancelled........................................   (37,649)      $11.00
                                                     ---------       ------
     Total outstanding as of December 31,1998....... 2,043,951       $10.99
                                                     =========       ======

                           HINES HORTICULTURE, INC.
                        (FORMERLY HINES HOLDINGS, INC.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


  For options outstanding as of December 31, 1998, the weighted average remaining contractual life was 9.5 years with expiration dates ranging from June 22, 2008 to October 20, 2008. The range of exercise prices was $6.875 to $11.00 for options outstanding as of December 31, 1998. The weighted average fair value of options granted during the year ended December 31, 1998 was $4.93.


11. Income Taxes

  The components of income (loss) from continuing operations before provision for income taxes and the provision for income taxes consisted of the following:

                                            For the Years Ended December 31,
                                            -----------------------------------
                                               1996        1997        1998
                                            ----------  ----------  -----------
   Income (loss) before income taxes:
   U.S..................................... $    1,902  $    8,321  $    17,890
   Foreign.................................     (1,058)        972         (571)
                                            ----------  ----------  -----------
                                            $      844  $    9,293  $    17,319
                                            ==========  ==========  ===========
   Current:
   Federal.................................        264         --           --
   State...................................         34          10           41
   Foreign.................................        --          --           143
                                            ----------  ----------  -----------
                                                   298          10          184
                                            ==========  ==========  ===========
   Deferred:
   Federal.................................        456       3,345        5,974
   State...................................         74         698          867
   Foreign.................................       (192)       (537)        (180)
                                            ----------  ----------  -----------
                                                   338       3,506        6,661
                                            ----------  ----------  -----------
                                                 $ 636  $    3,516  $     6,845
                                            ==========  ==========  ===========

  The reported provision for income taxes differs from the amount computed by applying the statutory federal income tax rate of 34 percent to income before provision for income taxes as follows:

                            For the Years Ended December 31,
                            -----------------------------------
                              1996        1997         1998
                            ---------- -----------  -----------
   Provision computed at
    statutory rate......... $     287  $     3,161  $     5,888
   Increase (decrease)
    resulting from:
   State tax, net of
    federal benefit........        71          433          605
   Foreign taxes...........       (95)         (63)         (13)
   Goodwill................      (127)         (93)         349
   Meals and
    entertainment..........       100          113          199
   Change in valuation
    allowance..............       328          --           --
   Other...................        72          (35)        (183)
                            ---------  -----------  -----------
                            $     636  $     3,516  $     6,845
                            =========  ===========  ===========

                           HINES HORTICULTURE, INC.
                        (FORMERLY HINES HOLDINGS, INC.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


  Deferred tax assets (liabilities) are comprised of the following:

                                                              December 31,
                                                            ------------------
                                                              1997      1998
                                                            --------  --------
   Deferred tax assets:
   Deferred expenses....................................... $  1,210  $    690
   Capital loss carryforwards..............................      660       851
   Deferred currency loss..................................      304     1,300
   Net operating loss carryforwards........................   14,417    14,357
   Investment tax credit carryforwards.....................      384       298
   Other...................................................      650       241
   Valuation allowance.....................................   (3,166)   (2,141)
                                                            --------  --------
   Gross deferred tax assets...............................   14,459    15,596
                                                            --------  --------
   Deferred tax liabilities:
   Accrual to cash adjustment..............................  (36,280)  (41,361)
   Deferred currency gain..................................     (235)       --
   Fixed asset basis differences...........................  (15,255)  (19,042)
   Investment in foreign subsidiary........................   (1,749)   (3,250)
   Other...................................................   (2,094)   (1,536)
                                                            --------  --------
   Gross deferred tax liabilities..........................  (55,613)  (65,189)
                                                            --------  --------
   Net deferred tax liability..............................  (41,154)  (49,593)
                                                            --------  --------
   Deferred income tax liability, current..................  (35,151)  (39,389)
   Deferred income tax liability, non-current..............   (6,003)  (10,204)
                                                            --------  --------
                                                            $(41,154) $(49,593)
                                                            ========  ========

  The Company derives significant benefits by qualifying to use the cash method of accounting for federal income tax purposes. Under the cash method, sales are included in taxable income when payments are received and expenses are deducted as they are paid. The primary benefit the Company receives is the ability to deduct the cost of inventory as it is incurred. The net benefit realized by the Company thus far is represented by the "Accrual to Cash Adjustment" item above. Because the items to which this "Accrual to Cash Adjustment" relate to are comprised of current assets and current liabilities in the balance sheet (such as inventory, accounts receivable, accounts payable, etc.), this deferred tax item is also characterized as current.

  At December 31, 1998, the Company had approximately $36,000 in net operating loss carryforwards for federal income tax reporting purposes. The Company's federal net operating losses begin to expire in 2005.

  Included in the valuation allowance is $1,000 that relates to the deferred tax assets recorded from acquisitions. Any tax benefits subsequently recognized for these deferred tax assets will be allocated to goodwill.

At December 31, 1998, Sun Gro-Canada had capital loss carryforwards and investment tax credits of approximately Cdn. $2,908 (U.S. $1,890) and Cdn. $459 (U.S. $298), respectively. Their use is limited to future taxable earnings of Sun Gro-Canada. A full valuation allowance has been recorded against the deferred tax assets

                           HINES HORTICULTURE, INC.
                        (FORMERLY HINES HOLDINGS, INC.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

associated with the capital loss carryforwards and the investment tax credits. The capital loss may be carried forward indefinitely and the investment tax credits expire as follows (Canadian dollars):

                                                                      Investment
                                                                         Tax
   Year of Expiration                                                  Credits
   ------------------                                                 ----------
     1999............................................................    $165
     2000............................................................     150
     2001............................................................     123
     2002............................................................      21
     2003............................................................     --
                                                                         ----
                                                                         $459
                                                                         ====

  During 1998, the Canadian net operating loss carryforward of approximately Cdn. $7,000 was fully utilized and the valuation allowance related to it was released.

12. Employee Benefit Plans

  Sun Gro sponsors defined contribution plans for certain salaried U.S. employees, certain salaried Canadian employees and certain hourly Canadian employees. Participants of the salaried U.S. investment plan may make voluntary contributions to the plan up to 15 percent of their compensation (as defined). Sun Gro contributes five percent of each participant's compensation (as defined) up to a maximum of $3,500 per participant depending upon Sun Gro's performance.

  Participants of the salaried and hourly Canadian investment plan must contribute 3 percent of their compensation (as defined) and may make voluntary contributions to the plan up to 18 percent of their compensation (as defined). Sun Gro contributes up to 5 percent and 3 percent of each participant's compensation (as defined) with no maximum for the salaried and hourly plans, respectively.

  The total expense related to these plans was $395, $284 and $0 for the years ended December 31, 1996, 1997 and 1998, respectively.

13. Segment Information

  The Company operates in two business segments in the horticultural industry: nursery products and peat-based products. The Company evaluates the performance of its segments based primarily on operating income. Refer to Note 19 "Guarantor/ Non-guarantor Disclosures" for the required disclosures about the Company's segments for the three years ended December 31, 1998.

14. Supplemental Cash Flow Information

  Supplemental disclosure of non-cash investing and financing activities were as follows:

                                                             December 31,
                                                        -----------------------
                                                         1996    1997    1998
                                                        ------- ------- -------
   Fair value of assets acquired......................  $31,822 $22,069 $30,535
   Liabilities assumed and incurred in connection with
    acquisitions......................................    9,907   2,437  10,606
                                                        ------- ------- -------
   Cash paid..........................................  $21,915 $19,632 $19,929
                                                        ======= ======= =======

                           HINES HORTICULTURE, INC.
                        (FORMERLY HINES HOLDINGS, INC.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

15. Fair Values of Financial Instruments

  The Company used the following methods and assumptions in estimating its fair value disclosures for financial instruments:

 Cash

  The carrying amount reported in the balance sheet for cash approximates its fair value.

 Short-term and Long-term Debt

  The fair value of the Senior Subordinated Notes is based on the closing price of the debt securities at December 31, 1997 and 1998. The carrying amount of the Company's other long-term debt approximates its fair value based upon borrowing rates currently available to the Company. The carrying amount of the short-term debt approximates the fair value based on the short-term maturity of the instrument.

 Redeemable Preferred Stock

  The fair value of the Senior Preferred Stock and Junior Preferred Stock approximates its carrying value as of December 31, 1997, as the stock was recently issued.

  The carrying amounts and estimated fair values of the Company's financial instruments at December 31, 1997 and 1998 are as follows:

                                                 Ended December 31,
                                       ---------------------------------------
                                              1997                1998
                                       ------------------- -------------------
                                       Carrying Estimated  Carrying Estimated
                                        Amount  Fair Value  Amount  Fair Value
                                       -------- ---------- -------- ----------
   Cash............................... $ 2,543   $ 2,543   $   515   $   515
   Short-term debt....................  43,102    43,102    30,850    30,850
   Long-term debt (including current
    portion).......................... 165,756   177,756   148,699   155,719
   Redeemable preferred stock.........  70,682    70,682       --        --

17. Valuation and Qualifying Accounts

  Activity with respect to the Company's allowance for doubtful accounts receivable is summarized as follows:

                                             For the Years Ended December 31,
                                             ----------------------------------
                                                1996        1997        1998
                                             ----------  ----------  ----------
   Beginning balance........................ $    1,165  $    1,019  $    1,193
   Charges to expense.......................        225         474         131
   Amounts written off......................       (371)       (300)       (100)
                                             ----------  ----------  ----------
   Ending balance........................... $    1,019  $    1,193  $    1,224
                                             ==========  ==========  ==========

                           HINES HORTICULTURE, INC.
                        (FORMERLY HINES HOLDINGS, INC.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


18. Geographic Information

  Geographic information is summarized as follows:

                                                      For the Years Ended
                                                          December 31,
                                                   ----------------------------
                                                     1996      1997      1998
                                                   --------  --------  --------
   Net Sales:
     United States
       Sales to unaffiliated customers............ $155,136  $191,150  $221,655
     Canada
       Sales to unaffiliated customers............    9,187    10,106    13,307
       Transfers to other geographic areas........   14,531    13,852    19,758
     Eliminations.................................  (14,531)  (13,852)  (19,758)
                                                   --------  --------  --------
                                                   $164,323  $201,256  $234,962
                                                   ========  ========  ========
   Operating income:
     United States................................ $ 21,379  $ 28,637  $ 32,988
     Canada.......................................      545     2,461     4,791
     Eliminations.................................      --        --        --
                                                   --------  --------  --------
                                                   $ 21,924  $ 31,098  $ 37,779
                                                   ========  ========  ========
   Total assets:
     United States................................ $196,579  $241,679  $241,090
     Canada.......................................   54,689    54,174    75,797
     Eliminations.................................  (23,753)  (27,034)   (1,777)
                                                   --------  --------  --------
                                                   $227,515  $268,819  $315,110
                                                   ========  ========  ========

  Export sales from the United States totaled $6,780, $7,872 and $9,952 for the years ended December 31, 1996, 1997 and 1998, respectively.

19. Guarantor/Non-guarantor Disclosures

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

  The following condensed consolidating information shows (a) Hines on a parent company basis only as the parent guarantor (carrying its investment in its subsidiary under the equity method), (b) Hines Nurseries as the issuer (carrying its investment in its subsidiary under the equity method), (c) Sun Gro-U.S. as subsidiary guarantor (carrying its investment in Sun Gro-Canada under the equity method), (d) Sun Gro-Canada and its direct and indirect subsidiaries, as subsidiary non-guarantors, (e) eliminations necessary to arrive at the

                           HINES HORTICULTURE, INC.
                        (FORMERLY HINES HOLDINGS, INC.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

information for the parent guarantor and its direct and indirect subsidiaries on a consolidated basis and (f) the parent guarantor on a consolidated basis, as follows:

   .Consolidating balance sheets as of December 31, 1997 and December 31,
   1998

   .Consolidating statements of operations for the year ended December 31, 1996, 1997 and 1998; and

   .Consolidating statements of cash flows for the year ended December 31, 1996, 1997 and 1998

                     GUARANTOR / NON-GUARANTOR DISCLOSURES

                          CONSOLIDATING BALANCE SHEET

                            As of December 31, 1997
                             (Dollars in thousands)

                                       Nursery
                                       Segment          Peat-based Segment
                                      ---------  ---------------------------------
                                                              Sun Gro-
                            Hines                 Sun Gro-     Canada
                         Horticulture   Hines       U.S.     (Subsidiary
                           (Parent    Nurseries  (Subsidiary     Non-     Sun Gro               Consolidated
                          Guarantor)   (Issuer)   Guarantor)  Guarantor) Sub-total Eliminations    Total
                         ------------ ---------  ----------- ----------- --------- ------------ ------------
         ASSETS
         ------
Current assets:
 Cash...................   $    --    $  2,543     $   --      $   --     $   --     $    --      $  2,543
 Accounts receivable,
  net...................        --       7,945      10,188       2,436     12,624         --        20,569
 Inventories............        --      98,391       2,162       5,454      7,616         --       106,007
 Prepaid expenses and
  other current
  assets................        --         872         536         550      1,086         --         1,958
 Deferred income
  taxes.................        --          50         804         169        973      (1,023)         --
                           --------   --------     -------     -------    -------    --------     --------
   Total current
    assets..............        --     109,801      13,690       8,609     22,299      (1,023)     131,077
                           --------   --------     -------     -------    -------    --------     --------
Fixed assets, net.......        --      44,398       4,242      43,766     48,008         --        92,406
Deferred financing
 expenses, net..........        --       5,248         247         982      1,229         --         6,477
Goodwill, net...........        --      38,041         --          818        818         --        38,859
Deferred income taxes...         16     10,163         --          --         --      (10,179)         --
Investments in
 subsidiaries...........     55,596      8,925       7,832         --       7,832     (72,353)         --
                           --------   --------     -------     -------    -------    --------     --------
                           $ 55,612   $216,576     $26,011     $54,175    $80,186    $(83,555)    $268,819
                           ========   ========     =======     =======    =======    ========     ========

    LIABILITIES AND
  SHAREHOLDERS' EQUITY
       (DEFICIT)
  --------------------
Current liabilities:
 Accounts payable.......   $    --    $  5,053     $ 1,117     $ 1,876    $ 2,993    $    --      $  8,046
 Accrued liabilities....          3      2,738       1,930         638      2,568         --         5,309
 Accrued payroll and
  benefits..............        --       5,036         887         598      1,485         --         6,521
 Long-term debt,
  current portion.......        --       2,400         --        3,000      3,000         --         5,400
 Revolving line of
  credit................        --      36,231       6,871         --       6,871         --        43,102
 Deferred income
  taxes.................        --      36,174         --          --         --       (1,023)      35,151
 Other liabilities......        --         --         (224)        224        --          --           --
 Intercompany
  accounts..............     55,678    (75,078)     (1,308)     20,708     19,400         --           --
                           --------   --------     -------     -------    -------    --------     --------
   Total current
    liabilities.........     55,681     12,554       9,273      27,044     36,317      (1,023)     103,529
                           --------   --------     -------     -------    -------    --------     --------
Long-term debt..........      1,000    151,856         --        7,500      7,500         --       160,356
Deferred income taxes...        --       2,829       1,555      11,798     13,353     (10,179)       6,003
Cumulative redeemable
 senior preferred
 stock..................     43,967        --          --          --         --          --        43,967
Cumulative redeemable
 junior preferred
 stock..................     26,715        --          --          --         --          --        26,715
Shareholders' equity
 (deficit)
 Common stock...........         77     13,471      11,413         --      11,413     (24,884)          77
 Additional paid in
  capital (accumulated
  accretion of
  cumulative redeemable
  preferred stock in
  excess of additional
  paid in capital)......       (829)    21,364       5,889       1,777      7,666     (29,030)        (829)
 Notes receivable from
  stock sales...........       (366)       --          --          --         --          --          (366)
 Retained earnings
  (deficit).............    (70,633)    14,502      (2,119)      6,056      3,937     (18,439)     (70,633)
                           --------   --------     -------     -------    -------    --------     --------
   Total shareholders'
    equity (deficit)....    (71,751)    49,337      15,183       7,833     23,016     (72,353)     (71,751)
                           --------   --------     -------     -------    -------    --------     --------
                           $ 55,612   $216,576     $26,011     $54,175    $80,186    $(83,555)    $268,819
                           ========   ========     =======     =======    =======    ========     ========

                          CONSOLIDATING BALANCE SHEET

                            As of December 31, 1998
                             (Dollars in thousands)

                                       Nursery
                                       Segment            Peat-based Segment
                                      ---------  ------------------------------------
                            Hines                 Sun Gro-
                         Horticulture   Hines       U.S.     Sun Gro-Canada
                           (Parent    Nurseries  (Subsidiary  (Subsidiary    Sun Gro               Consolidated
                          Guarantor)   (Issuer)   Guarantor) Non-Guarantor) Sub-total Eliminations    Total
                         ------------ ---------  ----------- -------------- --------- ------------ ------------
         ASSETS
         ------
Current assets:
 Cash...................   $    --    $    515     $   --       $   --      $    --    $     --      $    515
 Accounts receivable,
  net...................        --       9,164      14,526        3,051       17,577         --        26,741
 Inventories............        --     108,235       2,696        7,195        9,891         --       118,126
 Prepaid expenses and
  other current
  assets................        --       1,124         558          644        1,202         --         2,326
 Deferred income
  taxes.................         32         20         957          963        1,920      (1,972)         --
                           --------   --------     -------      -------     --------   ---------     --------
   Total current
    assets..............         32    119,058      18,737       11,853       30,590      (1,972)     147,708
Fixed assets, net.......        --      56,198       6,067       63,152       69,219         --       125,417
Deferred financing
 expenses, net..........        --       4,077         --           --            --         --         4,077
Goodwill, net...........        --      37,116         --           792          792         --        37,908
Deferred income taxes...        --      14,508         --           --            --     (14,508)         --
Investments in
 subsidiaries...........     66,188     12,149      12,194          --        12,194     (90,531)         --
                           --------   --------     -------      -------     --------   ---------     --------
                           $ 66,220   $243,106     $36,998      $75,797     $112,795   $(107,011)    $315,110
                           ========   ========     =======      =======     ========   =========     ========
    LIABILITIES AND
  SHAREHOLDERS' EQUITY
        (DEFICIT)
  ---------------------
Current liabilities:
 Accounts payable.......   $    --    $  3,982     $ 1,872      $ 3,534     $  5,406   $     --      $  9,388
 Accrued liabilities....        --       1,638       3,637        1,076        4,713         --         6,351
 Accrued payroll and
  benefits..............        --       4,790         718          648        1,366         --         6,156
 Accrued interest.......        --         751         --           --           --          --           751
 Long-term debt,
  current portion.......        --       2,066         --         1,000        1,000         --         3,066
 Revolving line of
  credit................        --      30,850         --           --           --          --        30,850
 Deferred income
  taxes.................        --      41,361         --           --           --       (1,972)      39,389
 Intercompany
  accounts..............      2,898    (33,577)     13,366       17,313       30,679         --           --
                           --------   --------     -------      -------     --------   ---------     --------
   Total current
    liabilities.........      2,898     51,861      19,593       23,571       43,164      (1,972)      95,951
                           --------   --------     -------      -------     --------   ---------     --------
Long-term debt..........        --     126,633         --        19,000       19,000         --       145,633
Deferred income taxes...        --       4,683       3,497       16,532       20,029     (14,508)      10,204
Shareholders' equity....        --
 Common stock...........        221     17,971      11,414        4,500       15,914     (33,885)         221
 Additional paid in
  capital...............    127,992     21,362       5,889        1,777        7,666     (29,028)     127,992
 Notes receivable from
  stock sales...........       (326)       --          --           --           --          --          (326)
 Retained earnings
  (deficit).............    (64,565)    20,596      (3,395)      10,417        7,022     (27,618)     (64,565)
                           --------   --------     -------      -------     --------   ---------     --------
   Total shareholders'
    equity..............     63,322     59,929      13,908       16,694       30,602     (90,531)      63,322
                           --------   --------     -------      -------     --------   ---------     --------
                           $ 66,220   $243,106     $36,998      $75,797     $112,795   $(107,011)    $315,110
                           ========   ========     =======      =======     ========   =========     ========

                     CONSOLIDATING STATEMENT OF OPERATIONS

                      For the year ended December 31, 1996
                             (Dollars in thousands)

                                        Nursery
                                        Segment            Peat-based Segment
                                       ---------  ------------------------------------
                             Hines                 Sun Gro-
                          Horticulture   Hines       U.S.     Sun Gro-Canada
                            (Parent    Nurseries  (Subsidiary  (Subsidiary    Sun Gro               Consolidated
                           Guarantor)   (Issuer)   Guarantor) Non-Guarantor) Sub-total Eliminations    Total
                          ------------ ---------  ----------- -------------- --------- ------------ ------------
Sales, net..............    $   --     $ 92,214     $62,922      $23,718      $86,640    ($14,531)    $164,323
Cost of goods sold......        --       45,650      33,544       16,149       49,693     (14,531)      80,812
                            -------    --------     -------      -------      -------    --------     --------
 Gross profit...........        --       46,564      29,378        7,569       36,947         --        83,511
Operating expenses......        --       26,393      28,170        7,024       35,194         --        61,587
 Operating income.......        --       20,171       1,208          545        1,753         --        21,924
Other expenses:
 Interest...............        --       18,420         536        1,184        1,720         --        20,140
 Interest--
  intercompany..........        --         (672)        552          120          672         --           --
Amortization of deferred
 financing expenses,
 other..................       (208)      1,485         867          299        1,166      (1,503)         940
                            -------    --------     -------      -------      -------    --------     --------
                               (208)     19,233       1,955        1,603        3,558      (1,503)      21,080
Income (loss) before
 provision for (benefit
 from) income taxes.....        208         938        (747)      (1,058)      (1,805)      1,503          844
Income tax provision
 (benefit)..............        --          730          98         (192)         (94)        --           636
                            -------    --------     -------      -------      -------    --------     --------
Net income (loss).......    $   208    $    208     $(  845)     $(  866)     $(1,711)   $  1,503     $    208
                            =======    ========     =======      =======      =======    ========     ========

                     CONSOLIDATING STATEMENT OF OPERATIONS

                      For the year ended December 31, 1997
                             (Dollars in thousands)

                                        Nursery
                                        Segment            Peat-based Segment
                                       ---------  ------------------------------------
                             Hines                 Sun Gro-
                          Horticulture   Hines       U.S.     Sun Gro-Canada
                            (Parent    Nurseries  (Subsidiary  (Subsidiary    Sun Gro               Consolidated
                           Guarantor)   (Issuer)   Guarantor) Non-Guarantor) Sub-total Eliminations    Total
                          ------------ ---------  ----------- -------------- --------- ------------ ------------
Sales, net..............    $   --     $127,465     $63,685      $23,958      $87,643    $(13,852)    $201,256
Cost of goods sold......        --       64,175      33,980       15,104       49,084     (13,852)      99,407
                            -------    --------     -------      -------      -------    --------     --------
 Gross Profit...........        --       63,290      29,705        8,854       38,559         --       101,849
Operating expenses......        --       33,977      30,380        6,394       36,774         --        70,751
 Operating income.......        --       29,313        (675)       2,460        1,785         --        31,098
Other expenses:
 Interest...............         39      18,928         708        1,033        1,741         --        20,708
 Interest--
  intercompany..........        --       (1,036)        889          147        1,036         --           --
Amortization of deferred
 financing expenses,
 other..................     (5,800)      1,347          48          310          358       5,192        1,097
                            -------    --------     -------      -------      -------    --------     --------
                             (5,761)     19,239       1,645        1,490        3,135       5,192       21,805
                            -------    --------     -------      -------      -------    --------     --------
Income (loss) before
 provision for (benefit
 from) income taxes.....      5,761      10,074      (2,320)         970       (1,350)     (5,192)       9,293
Income tax provision
 (benefit)..............        (16)      4,274        (239)        (503)        (742)        --         3,516
                            -------    --------     -------      -------      -------    --------     --------
Net income (loss).......    $ 5,777    $  5,800     $(2,081)     $ 1,473      $(  608)   $ (5,192)    $  5,777
                            =======    ========     =======      =======      =======    ========     ========

                     CONSOLIDATING STATEMENT OF OPERATIONS

                      For the year ended December 31, 1998
                             (Dollars in thousands)

                                        Nursery
                                        Segment           Peat-based Segment
                                       ---------  -----------------------------------
                             Hines                 Sun Gro-
                          Horticulture   Hines       U.S.     Sun Gro-Canada Sun Gro
                            (Parent    Nurseries  (Subsidiary  (Subsidiary     Sub-                 Consolidated
                           Guarantor)  (Issuer)   Guarantor)  Non-Guarantor)  total    Eliminations    Total
                          ------------ ---------  ----------- -------------- --------  ------------ ------------
Sales, net..............    $   --     $151,806     $69,849      $33,065     $102,914    $(19,758)    $234,962
Cost of goods sold......        --       78,198      36,182       20,391       56,573     (19,758)     115,013
                            -------    --------     -------      -------     --------    --------     --------
 Gross Profit...........        --       73,608      33,667       12,674       46,341         --       119,949
Operating expenses......        --       45,983      28,304        7,883       36,187         --        82,170
                            -------    --------     -------      -------     --------    --------     --------
 Operating income.......        --       27,625       5,363        4,791       10,154         --        37,779
                            -------    --------     -------      -------     --------    --------     --------
Other expenses:
 Interest...............         44      17,625         592        1,192        1,784         --        19,453
 Interest--
  intercompany..........        --       (1,475)      1,424           51        1,475         --           --
 Amortization of
  deferred financing
  expenses, other.......     (6,094)     (2,550)     (2,945)         151       (2,794)     12,445        1,007
                            -------    --------     -------      -------     --------    --------     --------
                             (6,050)     13,600        (929)       1,394          465      12,445       20,460
                            -------    --------     -------      -------     --------    --------     --------
Income before provision
 for income taxes.......      6,050      14,025       6,292        3,397        9,689     (12,445)      17,319
Income tax provision
 (benefit)..............        (18)      4,104       2,802          (43)       2,759         --         6,845
                            -------    --------     -------      -------     --------    --------     --------
Net income before
 extraordinary items....      6,068       9,921       3,490        3,440        6,930     (12,445)      10,474
Extraordinary items, net
 of tax.................        --        3,827         124          455          579                    4,406
                            -------    --------     -------      -------     --------    --------     --------
Net income..............    $ 6,068    $  6,094     $ 3,366      $ 2,985     $  6,351    $(12,445)    $  6,068
                            =======    ========     =======      =======     ========    ========     ========

                     CONSOLIDATING STATEMENT OF CASH FLOWS

                      For the year ended December 31, 1996
                             (Dollars in thousands)

                                       Nursery
                                       Segment          Peat-based Segment
                                      --------- ------------------------------------
                            Hines                Sun Gro-     Sun Gro-
                         Horticulture   Hines      U.S.        Canada
                           (Parent    Nurseries (Subsidiary  (Subsidiary    Sun Gro               Consolidated
                          Guarantor)   (Issuer)  Guarantor) Non-Guarantor) Sub-total Eliminations    Total
                         ------------ --------- ----------- -------------  --------- ------------ ------------
Cash provided by (used
 in) operating
 activities............    ($  577)    ($8,963)   $  884       $3,084       $3,968      $4,016      ($1,556)
                           -------     -------    ------       ------       ------      ------      -------
Cash flows from
 investing activities:
 Purchase of fixed
  assets, net..........        --       (5,761)   (1,446)      (1,370)      (2,816)        --        (8,577)
 Acquisitions, net of
  cash.................        --      (21,915)      --           --           --          --       (21,915)
                           -------     -------    ------       ------       ------      ------      -------
   Net cash used in
    investing
    activities.........        --      (27,676)   (1,446)      (1,370)      (2,816)        --       (30,492)
                           -------     -------    ------       ------       ------      ------      -------
Cash flows from
 financing activities:
 Proceeds from
  (repayments on)
  revolving line of
  credit...............        --       12,388     4,276          --         4,276         --        16,664
 Intercompany advances
  (repayments).........    (19,755)     19,820      (132)          67          (65)        --           --
 Repayments of long-
  term debt............        --       (2,459)      --        (1,750)      (1,750)        --        (4,209)
 Deferred financing
  costs................        --          (87)      (44)        (122)        (166)        --          (253)
 Dividends received (
  paid )...............        --        7,427    (7,427)         --        (7,427)        --           --
 Issuance of preferred
  and common stock.....     20,612         --      4,016          --         4,016      (4,016)      20,612
 Repurchase and
  retirement of
  stock................       (280)        --        --           --           --          --          (280)
 Other.................        --          --        (36)         --           (36)        --           (36)
                           -------     -------    ------       ------       ------      ------      -------
   Net cash provided by
    (used in) financing
    activities.........        577      37,089       653       (1,805)      (1,152)     (4,016)      32,498
                           -------     -------    ------       ------       ------      ------      -------
Net increase (decrease)
 in cash...............        --          450        91          (91)         --          --           450
Cash and cash
 equivalents, beginning
 of year...............        --          181       --           --           --          --           181
                           -------     -------    ------       ------       ------      ------      -------
Cash, end of year......    $   --      $   631    $   91       ($  91)      $  --       $  --       $   631
                           =======     =======    ======       ======       ======      ======      =======

                     CONSOLIDATING STATEMENT OF CASH FLOWS

                      For the year ended December 31, 1997
                             (Dollars in thousands)

                                       Nursery
                                       Segment          Peat-based Segment
                                      --------- ------------------------------------
                            Hines                Sun Gro-     Sun Gro-
                         Horticulture   Hines      U.S.        Canada
                           (Parent    Nurseries (Subsidiary  (Subsidiary    Sun Gro               Consolidated
                          Guarantor)   (Issuer)  Guarantor) Non-Guarantor) Sub-total Eliminations    Total
                         ------------ --------- ----------- -------------  --------- ------------ ------------
Cash provided by (used
 in) operating
 activities............    $(9,858)    $ 3,149    $(6,998)     $6,299       $ (699)     $9,595      $ 2,187
                           -------     -------    -------      ------       ------      ------      -------
Cash flows from
 investing activities:
 Purchase of fixed
  assets, net..........        --       (7,169)      (741)     (2,066)      (2,807)        --        (9,976)
 Proceeds from
  insurance claims.....        --        1,194        --          --           --          --         1,194
 Purchase of fixed
  assets from
  insurance claims
  proceeds.............        --       (1,324)       --          --           --          --        (1,324)
 Acquisitions, net of
  cash.................        --      (19,632)       --          --           --          --       (19,632)
                           -------     -------    -------      ------       ------      ------      -------
   Net cash used in
    investing
    activities.........        --      (26,931)      (741)     (2,066)      (2,807)        --       (29,738)
                           -------     -------    -------      ------       ------      ------      -------
Cash flows from
 financing activities:
 Proceeds from
  (repayments on)
  revolving line of
  credit...............        --       12,030      1,715         --         1,715         --        13,745
 Intercompany advances
  (repayments).........          7     (10,879)    10,893         (21)      10,872         --           --
 Proceeds from the
  issuance of long-
  term debt............        --       12,000        --          --           --          --        12,000
 Repayments of long-
  term debt............        --       (2,160)       --       (2,750)      (2,750)        --        (4,910)
 Deferred financing
  costs................        --         (966)      (257)        --          (257)        --        (1,223)
 Dividends received (
  paid )...............        --        6,169     (6,169)        --        (6,169)        --           --
 Repurchase and
  retirement of
  stock................        (75)        --         --          --           --          --           (75)
 Issuance of preferred
  and common stock.....      9,926       9,500         95         --            95      (9,595)       9,926
                           -------     -------    -------      ------       ------      ------      -------
Net cash provided by
 (used in) financing
 activities............      9,858      25,694      6,277      (2,771)       3,506      (9,595)      29,463
                           -------     -------    -------      ------       ------      ------      -------
Net increase (decrease)
 in cash...............        --        1,912     (1,462)      1,462          --          --         1,912
Cash, beginning of
 year..................        --          631        --          --           --          --           631
                           -------     -------    -------      ------       ------      ------      -------
Cash, end of year......    $   --      $ 2,543    $(1,462)     $1,462       $  --       $  --       $ 2,543
                           =======     =======    =======      ======       ======      ======      =======

                     CONSOLIDATING STATEMENT OF OPERATIONS

                      For the year ended December 31, 1998
                             (Dollars in thousands)

                                      Nursery
                                      Segment           Peat-based Segment
                                     --------- ------------------------------------
                           Hines                Sun Gro-
                        Horticulture   Hines      U.S.     Sun Gro-Canada
                          (Parent    Nurseries (Subsidiary  (Subsidiary    Sun Gro               Consolidated
                         Guarantor)   (Issuer)  Guarantor) Non-Guarantor) Sub-total Eliminations    Total
                        ------------ --------- ----------- -------------- --------- ------------ ------------
Cash provided by (used
 in) operating
 activities............   ($4,543)    $ 3,680    $14,486      ($2,105)     $12,381     $4,500      $ 16,018
                          -------     -------    -------      -------      -------     ------      --------
Cash flows from
 investing activities:
 Purchase of fixed
  assets, net..........       --      (15,814)      (679)      (2,395)      (3,074)       --        (18,888)
 Acquisitions, net of
  cash.................     2,118        (250)       --       (21,797)     (21,797)       --        (19,929)
                          -------     -------    -------      -------      -------     ------      --------
   Net cash used in
    investing
    activities.........     2,118     (16,064)      (679)     (24,192)     (24,871)       --        (38,817)
                          -------     -------    -------      -------      -------     ------      --------
Cash flows from
 financing activities:
 Proceeds from
  (repayments on)
  revolving line of
  credit...............       --       (5,381)    (6,871)         --        (6,871)       --        (12,252)
 Intercompany advances
  (repayments).........   (52,780)     33,176     (2,193)      21,797       19,604        --            --
 Proceeds from the
  issuance of long-
  term debt............       --       65,655        --        20,000       20,000        --         85,655
 Repayments of long-
  term debt............    (1,918)    (86,212)      (101)     (15,500)     (15,601)       --       (103,731)
 Deferred financing
  costs................       --       (2,183)       --           --           --         --         (2,183)
 Premium paid on
  redemption of Senior
  Subordinated Notes...       --       (3,841)       --           --           --         --         (3,841)
 Dividends received (
  paid )...............       --        4,642     (4,642)         --        (4,642)       --            --
 Repayments of notes
  receivables from
  stock sales..........        40         --         --           --           --         --             40
 Issuance of preferred
  and common stock.....    57,083       4,500        --           --           --      (4,500)       57,083
                          -------     -------    -------      -------      -------     ------      --------
   Net cash provided by
    (used in) financing
    activities.........     2,425      10,356    (13,807)      26,297       12,490     (4,500)       20,771
                          -------     -------    -------      -------      -------     ------      --------
Net decrease in cash...       --       (2,028)       --           --           --         --         (2,028)
Cash, beginning of
 year..................       --        2,543        --           --           --         --          2,543
                          -------     -------    -------      -------      -------     ------      --------
Cash, end of year......   $   --      $   515    $   --       $   --       $   --      $  --       $    515
                          =======     =======    =======      =======      =======     ======      ========