Form 10-Q
period 1999-03-31
HINES HORTICULTURE INC
filed 1999-05-13
CIK 1003515

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q

                                   (Mark One)
         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                     For the quarter ended March 31, 1999

        [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
   For the transition period from___________________ to _____________________

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

                                Yes [X]  No [_]


As of April 30, 1999 there were 22,072,549 shares of Common Stock, par value $0.01 per share, outstanding.
================================================================================

                            HINES HORTICULTURE, INC.


                                     Index

                         Part I. Financial Information



Item 1.  Financial Statements                                         Page No.
                                                                      --------
          Consolidated Balance Sheets as of
          December 31, 1998 and March 31, 1999                            1

          Consolidated Statements of Operations for the Three
          Months Ended March 31, 1998 and 1999                            3

          Consolidated Statements of Cash Flows for the
          Three Months Ended March 31, 1998 and 1999                      4

          Notes to the Consolidated Financial Statements                  5


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                            13

Item 3.   Quantitative and Qualitative Disclosures About
          Market Risk                                                    20


                           Part II. Other Information


Item 6.   Exhibits and Reports on Form 8-K                               20

          Signatures                                                     20


Note: Items 1, 2, 3, 4 and 5 of Part II are omitted because they are not applicable.

                           HINES HORTICULTURE, INC.
                        (Formerly Hines Holdings, Inc.)
                          CONSOLIDATED BALANCE SHEETS
                     December 31, 1998 and March 31, 1999
                            (Dollars in thousands)

ASSETS                                           December 31,                March 31,
------                                              1998                       1999
                                                 ------------              ------------
                                                                            (Unaudited)
          CURRENT ASSETS:
     Cash                                               $515                        $0
     Accounts receivable, net of allowance for
       doubtful accounts of $1,224 and $1,338         26,741                    60,414
     Inventories                                     118,126                   129,957
     Prepaid expenses and other current assets         2,326                     2,196
                                                       -----                     -----
                          Total current assets       147,708                   192,567

FIXED ASSETS, net of accumulated depreciation
  and depletion of $29,221 and $31,817               125,417                   130,248

DEFERRED FINANCING EXPENSES, net of
  accumulated amortization of $1,235 and $1,422       4,077                      3,890

GOODWILL, net of accumulated amortization
  of $2,675 and $2,980                               37,908                     38,103
                                                     ------                     ------
                                                   $315,110                   $364,808
                                                   ========                   ========

The accompanying notes are an integral part of these consolidated financial statements

                           HINES HORTICULTURE, INC.
                        (Formerly Hines Holdings, Inc.)
                          CONSOLIDATED BALANCE SHEETS
                     December 31, 1998 and March 31, 1999
                            (Dollars in thousands)

LIABILITIES AND SHAREHOLDERS' EQUITY                       December 31,            March 31,
------------------------------------                          1998                   1999
                                                           ------------           -----------
                                                                                  (Unaudited)
       CURRENT LIABILITIES:
     Accounts payable                                       $9,388                    $18,321
     Accrued liabilities                                     6,351                      5,079
     Accrued payroll and benefits                            6,156                      5,035
     Accrued interest                                          751                      3,450
     Long-term debt, current portion                         3,066                      4,210
     Borrowings on revolving credit facility                30,850                     67,900
     Deferred income taxes                                  39,389                     39,330
                                                          --------                   --------
              Total current liabilities                     95,951                    143,325

LONG-TERM DEBT                                             145,633                    144,611

DEFERRED INCOME TAXES                                       10,204                     11,866

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
     Common Stock
        Authorized - 60,000,000 shares  $.01 par value;
        Issued and outstanding - 22,072,549 shares
        at December 31, 1998 and March 31, 1999                221                        221

     Additional paid in capital                            127,992                    127,976
     Notes receivable from stock sales                        (326)                      (326)
     Deficit                                               (64,565)                   (62,865)
                                                          --------                   --------
            Total shareholders' equity                      63,322                     65,006
                                                          --------                   --------
                                                          $315,110                   $364,808
                                                          ========                   ========

The accompanying notes are an integral part of these consolidated financial statements

                           HINES HORTICULTURE, INC.
                        (Formerly Hines Holdings, Inc.)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  Three Months Ended March 31, 1998 and 1999
                   (Dollars in thousands except share data)
                                  (Unaudited)

                                                     1998             1999
                                                  ---------        ----------
Sales, net                                          $48,174           $59,402
Cost of goods sold                                   23,515            29,343
                                                  ---------        ----------
  Gross profit                                       24,659            30,059
                                                  ---------        ----------
Selling and distribution expenses                    12,705            14,712
General and administrative expenses                   6,207             7,971
                                                  ---------        ----------
  Total operating expenses                           18,912            22,683
                                                  ---------        ----------
  Operating income                                    5,747             7,376
                                                  ---------        ----------
Other expenses
  Interest                                            5,706             4,302
  Amortization of deferred financing expenses           323               187
                                                  ---------        ----------
                                                      6,029             4,489
                                                  ---------        ----------
(Loss) income before income taxes                      (282)            2,887

Income tax (benefit) provision                          (63)            1,187
                                                  ---------        ----------
Net (loss) income                                      (219)            1,700

Less: Preferred stock dividends and
 warrant accretion                                   (2,825)                0
                                                  ---------        ----------
Net (loss) income applicable to common stock        ($3,044)           $1,700
                                                  =========        ==========
Basic earnings per share:

  Net (loss) income per common share                 ($0.39)            $0.08
                                                  =========        ==========
Diluted earnings per share:

  Net (loss) income per common share                 ($0.39)            $0.08
                                                  =========        ==========
Weighted average shares outstanding--Basic        7,708,481        22,072,549
                                                  =========        ==========
Weighted average shares outstanding--Diluted      7,708,481        22,072,549
                                                  =========        ==========


  The accompanying notes are an integral part of these consolidated financial statements

                           HINES HORTICULTURE, INC.
                        (Formerly Hines Holdings, Inc.)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Three Months Ended March 31, 1998 and 1999
                            (Dollars in thousands)
                                  (Unaudited)

                                                                        1998                 1999
                                                                     ---------            ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss) income                                                      ($219)               1,700
  Adjustments to reconcile net (loss) income to
  net cash provided by operating activities -
     Depreciation, depletion and amortization                            2,219                2,900
     Amortization of deferred financing costs                              323                  187
     Gain on sale of fixed assets                                          (20)                   -
     Deferred income taxes                                                  24                1,603
                                                                     ---------            ---------
                                                                         2,327                6,390

Change in working capital accounts
  Accounts receivable                                                  (30,561)             (33,673)
  Inventories                                                           (9,667)             (11,831)
  Prepaid expenses and other current assets                               (491)                 130
  Accounts payable and accrued liabilities                              11,253                9,239
                                                                     ---------            ---------
     Net cash used in operating activities                             (27,139)             (29,745)
                                                                     ---------            ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of fixed assets                                              (2,739)              (6,957)
  Proceeds from sale of fixed assets                                       194                    -
  Acquisitions                                                               -                 (985)
                                                                     ---------            ---------
     Net cash used in investing activities                              (2,545)              (7,942)
                                                                     ---------            ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Borrowings on revolving line of credit                                47,472               38,550
  Repayments on revolving line of credit                               (24,298)              (1,500)
  Proceeds from the issuance of long-term debt                               -                  127
  Repayments of long-term debt                                             (88)                  (5)
  Issuance of preferred and common stock                                 6,250                   --
                                                                     ---------            ---------
     Net cash provided by financing activities                          29,336               37,172
                                                                     ---------            ---------
NET DECREASE IN CASH                                                      (348)                (515)

CASH, beginning of period                                                2,543                  515
                                                                     ---------            ---------
CASH, end of period                                                  $   2,195            $       -
                                                                     ---------            ---------


Supplemental disclosure of cash flow information:
  Cash paid for interest, net of capitalized interest ($135)         $   2,211            $   1,468
  Cash paid for income taxes                                         $       5            $      43

The accompanying notes are an integral part of these consolidated financial statements

                           HINES HORTICULTURE, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Dollars in thousands)
                            MARCH 31, 1998 AND 1999
                                  (UNAUDITED)

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

     Sun Gro produces, markets and distributes peat-based horticulture products for both retail and professional customers. Sun Gro markets its products in North America and various international markets with production facilities located in Canada and the United States.

2.   Unaudited Financial Information:
     --------------------------------

     The unaudited financial information furnished herein, in the opinion of management, reflects all adjustments (consisting of only normal recurring adjustments) which are necessary to state fairly the consolidated financial position, results of operations and cash flows of the Company as of and for the periods indicated. The Company presumes that users of the interim financial information herein have read or have access to the Company's audited consolidated financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation, except in regard to material contingencies or recent significant events, may be determined in that context. Accordingly, footnote and other disclosures which would substantially duplicate the disclosures contained in the Form 10-K filed on March 26, 1999 by Hines Horticulture, Inc. under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), have been omitted. The financial information herein is not necessarily representative of a full year's operations.

3.   Earnings Per Share:
     -------------------

     For the three months ended March 31, 1999, there are no differences between the numerators and denominators for basic and diluted earnings per share since common stock equivalents have been excluded from the earnings per share calculation because the effect would be anti-dilutive. There were no dilutive common stock equivalents outstanding during the three months ended March 31, 1998.

4.   Segment Information and Guarantor/Non-Guarantor Disclosures:
     ------------------------------------------------------------

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

     In 1998, Hines adopted Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS 131 supersedes SFAS 14, "Financial Reporting for Segments of a Business Enterprise", replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. The adoption of SFAS 131 had no effect on the Company's consolidated results of operations, financial position or cash flows. SFAS 131 did however require the disclosure of segment information, which is incorporated as part of the following information. The Company operates in two segments: 1) the nursery segment and
     2) the peat-based segment.

     The following consolidating information shows (a) Hines on a parent company basis only as the parent guarantor (carrying its investment in its subsidiary under the equity method), (b) Hines Nurseries as the issuer (carrying its investment in its subsidiary under the equity method), (c) Sun Gro-U.S. as subsidiary guarantor (carrying its investment in Sun Gro-Canada under the equity method), (d) Sun Gro-Canada and its direct and indirect subsidiaries, as subsidiary non guarantors, (e) eliminations necessary to arrive at the information for the parent guarantor and its direct and indirect subsidiaries on a consolidated basis and (f) the parent guarantor on a consolidated basis, as follows:

        . Consolidating balance sheets as of December 31, 1998 and March 31, 1999 (unaudited);

        . Consolidating statements of operations for the three months ended March 31, 1998 and 1999 (unaudited); and

        . Consolidating statements of cash flows for the three months ended March 31, 1998 and 1999 (unaudited).

   Consolidating Balance Sheet
   As of December 31, 1998
   (Dollars in thousands)

                                   ------------------------------------------------------------------------------------------
                                                  Nursery            Peat-based Segment
                                                  Segment
                                   ------------------------------------------------------------------------------------------
                                     Hines                   Sun Gro     Sun Gro Canada
                                   Horticulture  Hines        U.S.        (Subsidiary
                                    (Parent      Nurseries  (Subsidiary      Non-        Sun Gro                 Consolidated
                                    Guarantor)   (Issuer)   Guarantor)    Guarantors)    Sub-total  Eliminations     Total

         ASSETS
         ------
Current assets:
    Cash                           $      -     $    515     $     -      $     -      $      -     $        -       $    515
    Accounts receivable, net              -        9,164      14,526        3,051        17,577              -         26,741
    Inventories                           -      108,235       2,696        7,195         9,891              -        118,126
    Prepaid expenses and other            -        1,124         558          644         1,202              -          2,326
     current assets
    Deferred income taxes                32           20         957          963         1,920         (1,972)             -
                                   ------------------------------------------------------------------------------------------
        Total current assets       $     32     $119,058     $18,737      $11,853      $ 30,590        ($1,972)      $147,708
                                   ------------------------------------------------------------------------------------------
Fixed assets, net                         -       56,198       6,067       63,152        69,219              -        125,417
Deferred  financing expenses, net         -        4,077           -            -             -              -          4,077
Goodwill, net                             -       37,116           -          792           792              -         37,908
Deferred income taxes                     -       14,508           -            -             -        (14,508)             -
Investments in subsidiaries          66,188       12,149      12,194            -        12,194        (90,531)             -
                                   ------------------------------------------------------------------------------------------
                                   $ 66,220     $243,106     $36,998      $75,797      $112,795      ($107,011)      $315,110

    LIABILITIES AND
    ---------------
    SHAREHOLDERS' EQUITY
    --------------------
Current liabilities:
    Accounts payable               $      -     $  3,982     $ 1,872      $ 3,534      $  5,406       $      -       $  9,388
    Accrued liabilities                   -        1,638       3,637        1,076         4,713              -          6,351
    Accrued payroll and benefits          -        4,790         718          648         1,366              -          6,156
    Accrued interest                      -          751           -            -             -              -            751
    Long-term debt, current portion       -        2,066           -        1,000         1,000              -          3,066
    Revolving line of credit              -       30,850           -            -             -              -         30,850
    Deferred income taxes                 -       41,361           -            -             -         (1,972)        39,389
    Intercompany accounts             2,898      (33,577)     13,366       17,313        30,679              -              -
                                   ------------------------------------------------------------------------------------------
        Total current liabilities     2,898       51,861      19,593       23,571        43,164         (1,972)        95,951
                                   ------------------------------------------------------------------------------------------
Long-term debt                            -      126,633           -       19,000        19,000              -        145,633
Deferred income taxes                     -        4,683       3,497       16,532        20,029        (14,508)        10,204
Shareholders' equity
    Common stock                        221       17,971      11,414        4,500        15,914        (33,885)           221
    Additional paid in capital      127,992       21,362       5,889        1,777         7,666        (29,028)       127,992
    Notes receivable from stock        (326)           -           -            -             -              -           (326)
      sales
    Retained earnings (deficit)     (64,565)      20,596      (3,395)      10,417         7,022        (27,618)       (64,565)
                                    -----------------------------------------------------------------------------------------
        Total shareholders' equity   63,322       59,929       13,908      16,694        30,602        (90,531)        63,322
                                    -----------------------------------------------------------------------------------------
                                    $ 66,220    $243,106      $36,998     $75,797      $112,795      ($107,011)      $315,110
                                    =========================================================================================

 . Guarantor/Non-guarantor Disclosures - (Continued)



                                                       Nursery             Peat-based Segment
                                                       Segment
-----------------------------------------------------------------------------------------------------------------------------------
                                           Hines                   Sun Gro     Sun Gro Canada
                                        Horticulture    Hines        U.S.       (Subsidiary
                                          (Parent     Nurseries  (Subsidiary        Non-       Sun Gro                 Consolidated
                                         Guarantor)    (Issuer)   Guarantor)    Guarantors)   Sub-total  Eliminations      Total
-----------------------------------------------------------------------------------------------------------------------------------
         ASSETS
         ------
Cash                                      $      -    $      -      $     -        $     -     $      -   $        -      $      -
Accounts receivable, net                         -      32,713       23,034          4,667       27,701            -        60,414
Inventories                                      -     119,718        3,734          6,505       10,239            -       129,957
Prepaid expenses and other                       -       1,191          338            667        1,005            -         2,196
 current assets
Deferred income taxes                           32          20          956            980        1,936       (1,988)            -
                                          ----------------------------------------------------------------------------------------
    Total current assets                  $     32    $153,642      $28,062        $12,819     $ 40,881      ($1,988)     $192,567
                                          ----------------------------------------------------------------------------------------

Fixed assets, net                                -      61,103        5,891         63,254       69,145            -       130,248
Deferred financing expenses, net                 -       3,890            -              -            -            -         3,890
Goodwill, net                                    -      37,317            -            786          786            -        38,103
Deferred income taxes                            -      14,508            -              -            -      (14,508)            -
Investments in subsidiaries                 67,888      13,921       12,301              -       12,301      (94,110)            -
                                          ----------------------------------------------------------------------------------------
                                          $ 67,920    $284,381      $46,254        $76,859     $123,113    ($110,606)     $364,808
                                          ========================================================================================

  LIABILITIES AND SHAREHOLDERS' EQUITY
  ------------------------------------

Current liabilities:
  Accounts payable                        $      -    $ 11,845      $ 2,043        $ 4,433     $  6,476   $        -      $ 18,321
  Accrued liabilities                            -       1,813        2,483            783        3,266            -         5,079
  Accrued payroll and benefits                   -       3,435          845            755        1,600            -         5,035
  Accrued interest                               -       3,450            -              -            -            -         3,450
  Long-term debt, current portion                -       3,194            -          1,016        1,016            -         4,210
  Revolving line of credit                       -      67,900            -              -            -            -        67,900
  Deferred income taxes                          -      41,318            -              -            -       (1,988)       39,330
  Intercompany accounts                      2,914     (40,386)      21,261         16,211       37,472            -             -
                                          ----------------------------------------------------------------------------------------
    Total current liabilities                2,914      92,569       26,632         23,198       49,830       (1,988)      143,325
                                          ----------------------------------------------------------------------------------------

Long-term debt                                   -     125,500            -         19,111       19,111            -       144,611
Deferred income taxes                            -       4,683        3,942         17,749       21,691      (14,508)       11,866
Shareholders' equity
  Common stock                                 221      17,971       11,414          4,500       15,914      (33,885)          221
  Additional paid in capital               127,976      21,362        5,889          1,777        7,666      (29,028)      127,976
  Notes receivable from stock sales           (326)          -            -              -            -            -          (326)
  Retained earnings (deficit)              (62,865)     22,296       (1,623)        10,524        8,901      (31,197)      (62,865)
                                          ----------------------------------------------------------------------------------------
    Total shareholders' equity              65,006      61,629       15,680         16,801       32,481      (94,110)       65,006
                                          ----------------------------------------------------------------------------------------

                                          $ 67,920    $284,381      $46,254        $76,859     $123,113    ($110,606)     $364,808
                                          ========================================================================================

Consolidating Statement of Operations
For the quarter ended March 31, 1998
(Dollars in thousands)

                                                      Nursery               Peat-based Segment
                                                      Segment
                                       --------------------------------------------------------------------------------------------
                                          Hines                    Sun Gro    Sun Gro Canada
                                       Horticulture    Hines         U.S.      (Subsidiary
                                         (Parent     Nurseries   (Subsidiary       Non-       Sun Gro                  Consolidated
                                        Guarantor)    (Issuer)    Guarantor)   Guarantors)   Sub-total   Eliminations     Total
                                       --------------------------------------------------------------------------------------------
Sales, net                              $     -       $28,453       $17,226        $6,934      $24,160     ($4,439)      $48,174
Cost of goods sold                            -        14,432         9,088         4,434       13,522      (4,439)       23,515
                                       --------------------------------------------------------------------------------------------
    Gross Profit                              -        14,021         8,138         2,500       10,638           -        24,659
Operating expenses                            -        10,087         6,708         2,117        8,825           -        18,912
                                       --------------------------------------------------------------------------------------------
    Operating income                          -         3,934         1,430           383        1,813           -         5,747
                                       --------------------------------------------------------------------------------------------
Other expenses:
   Interest                                  15         5,317           153           221          374           -         5,706
   Interest - intercompany                    -          (440)          382            58          440           -             -
  Amortization of deferred
   financing expenses, other                210          (263)          259            75          334          42           323
                                       --------------------------------------------------------------------------------------------
                                            225         4,614           794           354        1,148          42         6,029
                                       --------------------------------------------------------------------------------------------

Income (loss) before provision for
 (benefit from) income taxes               (225)         (680)          636            29          665         (42)         (282)
Income tax provision (benefit)               (6)         (470)          166           247          413           -           (63)
                                       --------------------------------------------------------------------------------------------
Net income (loss)                         ($219)        ($210)      $   470         ($218)     $   252        ($42)        ($219)
                                       ============================================================================================

Guarantor/Non-guarantor Disclosures - (Continued)

Consolidating Statement of Operations
For the quarter ended March 31, 1999
(Dollars in thousands)

                                                      Nursery               Peat-based Segment
                                                      Segment
                                       --------------------------------------------------------------------------------------------
                                          Hines                    Sun Gro    Sun Gro Canada
                                       Horticulture    Hines         U.S.      (Subsidiary
                                         (Parent     Nurseries   (Subsidiary       Non-       Sun Gro                  Consolidated
                                        Guarantor)    (Issuer)    Guarantor)   Guarantors)   Sub-total   Eliminations     Total
                                       --------------------------------------------------------------------------------------------
Sales, net                                $     -      $33,173      $22,106       $9,997       $32,103     ($5,874)      $59,402
Cost of goods sold                              -       17,813       11,418        5,986        17,404      (5,874)       29,343
                                       --------------------------------------------------------------------------------------------
    Gross Profit                                -       15,360       10,688        4,011        14,699           -        30,059
Operating expenses                              -       11,854        8,093        2,736        10,829           -        22,683
                                       --------------------------------------------------------------------------------------------
    Operating income                            -        3,506        2,595        1,275         3,870           -         7,376
                                       --------------------------------------------------------------------------------------------
Other expenses:
   Interest                                     -        3,794          157          351           508           -         4,302
   Interest - intercompany                      -         (359)         331           28           359           -             -
   Amortization of deferred
    financing expenses, other              (1,700)      (1,585)          49            0            49       3,423           187
                                       --------------------------------------------------------------------------------------------
                                           (1,700)       1,850          537          379           916       3,423         4,489
                                       --------------------------------------------------------------------------------------------

Income (loss) before provision for
 (benefit from) income taxes                1,700        1,656        2,058          896         2,954      (3,423)        2,887
Income tax provision (benefit)                  -          (44)         443          788         1,231           -         1,187
                                       --------------------------------------------------------------------------------------------
Net income                                $ 1,700      $ 1,700      $ 1,615       $  108       $ 1,723     ($3,423)      $ 1,700
                                       ============================================================================================

Consolidating Statement of Cash Flows
For the quarter ended March 31, 1998
(Dollars in thousands)

                                                      Nursery               Peat-based Segment
                                                      Segment
                                       --------------------------------------------------------------------------------------------
                                          Hines                    Sun Gro    Sun Gro Canada
                                       Horticulture    Hines         U.S.      (Subsidiary
                                         (Parent     Nurseries   (Subsidiary       Non-       Sun Gro                  Consolidated
                                        Guarantor)    (Issuer)    Guarantor)   Guarantors)   Sub-total   Eliminations     Total
                                       --------------------------------------------------------------------------------------------
Cash used in operating activities         ($4,250)   ($21,358)     ($1,450)        ($81)      ($1,531)       $-          ($27,139)
                                       --------------------------------------------------------------------------------------------

Cash flows from investing activities:
  Purchase of fixed assets, net                 -      (2,621)          (9)        (109)         (118)        -            (2,739)
  Proceeds from sale of fixed assets            -           -            4          190           194         -               194
                                       --------------------------------------------------------------------------------------------
  Net cash (used in) provided by
   investing activities                         -      (2,621)          (5)          81            76         -            (2,545)
                                       --------------------------------------------------------------------------------------------

Cash flows from financing activities:
  Proceeds from (repayments on)
   revolving line of credit                     -      24,719       (1,545)           -        (1,545)        -            23,174
  Intercompany advances (repayments)       (2,000)     (1,000)       3,000            -         3,000         -                 -
  Repayments of long-term debt                  -         (88)           -            -             -         -               (88)
  Issuance of preferred and common
   stock                                    6,250           -            -            -             -         -             6,250
                                       --------------------------------------------------------------------------------------------
  Net cash provided by financing
   activities                               4,260      23,631        1,455            0         1,455         0            29,336
                                       --------------------------------------------------------------------------------------------

Net decrease in cash                            -        (348)           -            -             -         -              (348)
Cash beginning of year                          -       2,543            -            -             -         -             2,543
                                       --------------------------------------------------------------------------------------------
Cash, end of year                         $     -    $  2,195      $     -        $   -       $     -        $-          $  2,195
                                       ============================================================================================

 . Guarantor / Non-guarantor Disclosures - (Continued)

  Consolidating Statement of Cash Flows
  For the quarter ended March 31, 1999
  (Dollars in thousands)

                                                       Nursery             Peat-based Segment
                                                       Segment
-----------------------------------------------------------------------------------------------------------------------------------
                                           Hines                   Sun Gro     Sun Gro Canada
                                        Horticulture    Hines        U.S.       (Subsidiary
                                          (Parent     Nurseries  (Subsidiary        Non-       Sun Gro                 Consolidated
                                         Guarantor)    (Issuer)   Guarantor)    Guarantors)   Sub-total  Eliminations      Total
-----------------------------------------------------------------------------------------------------------------------------------
Cash provided by (used in) operating
 activities                             $         -    ($24,218)     ($6,645)        $ 1,118    ($5,527)    $       -      ($29,745)
                                        -------------------------------------------------------------------------------------------

Cash flows from investing activities:
  Purchase of fixed assets, net                 (16)     (6,033)        (148)           (760)      (908)            -        (6,957)
  Acquisitions                                    -        (500)           -            (485)      (485)            -          (985)
                                        -------------------------------------------------------------------------------------------
    Net cash used in investing
     activities                                 (16)     (6,533)        (148)         (1,245)    (1,393)            -        (7,942)
                                        -------------------------------------------------------------------------------------------

Cash flows from financing activities:
  Proceeds from revolving line of
   credit                                         -      37,050            -               -          -             -        37,050
  Intercompany advances (repayments)             16      (6,809)       6,793               -      6,793             -             -
  Proceeds from the issuance of
   long-term debt                                 -           -            -             127        127             -           127
  Repayments of long-term debt                    -          (5)           -               -          -             -            (5)
  Issuance of preferred and common
   stock                                          -           -            -               -          -             -             -
                                        -------------------------------------------------------------------------------------------
    Net cash provided by financing
     activities                                   -      30,236        6,793             127      6,920             0        37,172

Net decrease in cash                              -        (515)           -               -          -             -          (515)

Cash, beginning of year                           -         515            -               -          -             -           515
                                        -------------------------------------------------------------------------------------------
Cash, end of year                       $         -   $       -     $      -         $     -   $      -     $       -      $      -
                                        ===========================================================================================


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.

  The following discussion should be read in conjunction with the Company's consolidated financial statements and related notes contained herein and in the Annual Report on Form 10-K filed on March 26, 1999 by Hines Horticulture, Inc. This discussion contains trend analysis and other forward-looking statements that involve risks and uncertainties.

  Overview

  General. Hines is one of the largest commercial nursery operations in North America, producing one of the broadest assortments of container-grown plants in the industry. The Company sells its nursery products primarily to the retail segment which includes premium independent garden centers as well as the leading home centers and mass merchandisers, such as Home Depot, Lowe's, Wal-Mart, Kmart and Target. The Company is also the largest North American producer and marketer of sphagnum peat moss and professional peat-based growing mixes. The Company sells its peat-based products primarily to professional customers, including greenhouse growers, nursery growers and golf course developers. The Company believes that sales of its nursery products have been positively affected by societal and demographic trends, such as greater levels of homeownership, the aging of the American population and the increasing popularity of gardening. Recent trends in the retail distribution channel, such as the expansion of large "big box" retailers and their growing emphasis on the lawn and garden category, have increased consumer exposure to lawn and garden products. Management believes these trends have favorably impacted the Company and provide excellent opportunities for improved operating performance.

  Seasonality. The Company's nursery business, like that of its competitors, is highly seasonal. In 1998, approximately 79% of Hines Nurseries' net sales and approximately 115% of Hines Nurseries' operating income occurred in the first half of the year. Approximately 60% of Hines Nurseries' net sales and approximately 100% of Hines Nurseries' operating income occurred in the second quarter of 1998. The Company has experienced and expects to continue to experience significant seasonality in net sales, operating income and net income. This quarterly variability is primarily the result of the consumer gardening cycle, which is closely aligned to seasonal weather patterns, particularly weekend weather during the peak growing season, as well as other factors. Sun Gro's sales, because they are more heavily weighted towards the professional markets, typically do not experience the large seasonal variances present in the retail market, and are only slightly weighted towards the first half of the year.

  Acquisitions. The Company has completed a number of recent acquisitions to expand and diversify its operations. In the three years ended December 31, 1998, the Company has completed five acquisitions. These acquisitions have and will continue to affect the period-to-period comparability of the operating results discussed below. The Company intends to pursue strategic acquisitions from time to time that increase its production capacity, broaden or complement its existing product lines, expand its geographic presence or offer operating synergies. The Company believes that the highly fragmented nature of the nursery industry presents it with a number of opportunities to make such acquisitions, though the Company does not have current agreements to consummate any such acquisitions.

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

Results of Operations

Three Months Ended March 31, 1999 compared to Three Months Ended March 31, 1998

  Net sales. Net sales of $59.4 million for the three months ended March 31, 1999 increased $11.2 million, or 23.2%, from net sales of $48.2 million for the comparable period in 1998. Sales from the Company's nursery operations increased 16.6% during the first quarter, with both the western and southern regions contributing significant growth. Increased volumes were largely attributable to continued expansion of key facilities in these regions, particularly the Houston operation. After 1998's early spring season, the East and Midwest returned to a more typical, later-arriving spring, which resulted in those regions recording lower sales in the first quarter of 1999 versus the comparable period in 1998.

  Net sales of the Company's peat moss and peat-based products increased by 35.0% from the comparable period in 1998. This increase in net sales was attributable to the Company's acquisition on April 6, 1998 of Lakeland Peat Moss, supplemented by internally generated growth from a mix line expansion at its eastern peat business and a substantial increase in the western peat harvest.

  Gross profit.  Gross profit of $30.1 million for the three months ended
March 31, 1999 increased $5.4 million, or 21.9%, from gross profit of $24.7 million for the comparable period in 1998. The increase was primarily attributable to higher sales at both the Company's nursery and peat moss operations. As a percent of sales, gross margin decreased from 51.2% to 50.6% of net sales due to increased sales growth of nursery commodity lines and a geographical shift of seasonal activity within the nursery business to facilities with generally lower margins. This decrease was partially offset by improved margins in the peat moss business. The peat moss operations' increase was primarily attributable to the greater emphasis on professional customers. While the addition of Lakeland to the Company's peat business during the second quarter of 1998 increased sales and gross profit for the three months ended March 31, 1999, it did have a slightly negative impact on gross margins compared with the comparable period in 1998.

  Operating expenses. Operating expenses of $22.7 million for the three months ended March 31, 1999 increased $3.8 million, or 20.1%, from $18.9 million for the comparable period in 1998. The increase was primarily attributable to the Lakeland acquisition and the significant investment in sales and management infrastructure required to support the Company's current and future growth. Operating expenses as a percentage of net sales were reduced from 39.3% to 38.2% in first three months of 1999, primarily attributable to the Company's ability to leverage operating expenses on higher sales volume.

  Operating income. Operating income of $7.4 million for the three months ended March 31, 1999 increased $1.7 million, or 29.8%, from $5.7 million for the comparable period in 1998. As a percentage of net sales, operating income improved 0.6% to 12.4% from 11.8% due primarily to improved operating expenses as described above, offset by a decrease in gross margins.

  Interest expense. Interest expense of $4.3 million for the three months ended March 31, 1999 decreased $1.4 million, or 24.6%, from $5.7 million for the comparable period in 1998. The reduction was primarily attributable the redemption of $42.0 Million of Senior Subordinated Notes in connection with the Company's initial public offering of common stock in June 1998.

  Provision for income taxes. The Company's effective income tax rate was 41.1% and 22.3% for the three months ended March 31, 1999 and 1998, respectively.

     Net income (loss). Net income of $1.7 million for the three months ended March 31, 1999 increased $1.9 million from a net loss of $0.2 million for the comparable period in 1998. The improvement to net income was primarily attributable to increased sales and lower interest expense as described above.

Liquidity and Capital Resources
-------------------------------

  The Company has historically satisfied its working capital requirements through operating cash flow. Due to the highly seasonal nature of the Company's nursery operations, the Company historically borrows under its revolving credit facilities to fund peak needs.

  On June 22, 1998, the Company completed the issuance of 5.1 million shares of common stock through an initial public offering (the "Offering") resulting in net proceeds to the Company (after deducting issuance costs) of approximately $50.2 million. The proceeds were used for the redemption of $42.0 million in aggregate principal amount of senior subordinated notes and repayment, in part, of certain debt secured by a mortgage.

  In conjunction with the Offering, the Company entered into a new senior credit facility (the "Senior Credit Facility") with Bankers Trust Company, Bank of America, N.T. & S.A. and Harris Trust & Savings Bank. The Senior Credit Facility amended and restated the Company's previous senior credit facilities to provide for a new $50.0 million term loan and a $200.0 million revolving credit facility, increasing the Company's total borrowing capacity by $100.0 million. The revolving credit facility is comprised of a $100.0 million working capital facility and a $100.0 million acquisition facility. The Senior Credit Facility has a five-year term. The revolving credit facility and all other obligations under the Senior Credit Facility are secured by substantially all of the assets and common stock of Hines Nurseries and Sun Gro-U.S., as well as a pledge of 65% of the common stock of Sun Gro-Canada. The principal repayment schedule for the term loan is $2.5 million in 1999, $6.25 million in 2000, $11.25 million in 2001, $18.75 million in 2002 and $11.25 million in 2003. Amounts borrowed under the acquisition facility will convert into a term loan in 2000 and will begin to amortize thereafter. The Senior Credit Facility, among other things, limits the ability of Hines Nurseries and its subsidiaries to pay any dividends.

  In October 1995, Hines Nurseries issued $120.0 million in aggregate principal amount of 11 3/4% senior subordinated notes due 2005 (the "Senior Subordinated Notes") to refinance certain indebtedness incurred in connection with the acquisition of Hines by MDCP and certain members of management. The Senior Subordinated Notes were subsequently exchanged in a registered offering for $120.0 million of the Company's 11 3/4% Senior Subordinated Notes due 2005, Series B. As of March 31, 1999, $78.0 million in aggregate principal amount remains outstanding. The indenture pursuant to which the Senior Subordinated Notes were issued imposes a number of restrictions on Hines Nurseries and Sun Gro-U.S. The indenture limits, among other things, their ability to incur additional indebtedness, to make certain restricted payments (including dividends to Hines), to make certain asset dispositions, to incur certain liens and to enter into certain significant transactions. In addition, breach of a material term of the indenture or any other material indebtedness that results in the acceleration of such indebtedness would trigger an event of default under the Senior Credit Facility, causing all amounts owing thereunder to become immediately due and payable. The Senior Credit Facility imposes a number of similar and certain additional restrictions (including financial covenants) on Hines Nurseries and its subsidiaries.

  The seasonal nature of the Company's operations results in a significant increase in certain components of working capital (primarily accounts receivable and inventory) during the growing and selling cycles. Net cash used by operating activities for the three months ended March 31, 1999, of $29.7 million increased $2.6 million, from $27.1 million for the comparable period in 1998. This increase is attributable to the increased inventory levels to support the Company's expanded operations and an increased accounts receivable balance.

  Net cash used for investing activities during the three months ended March 31, 1999 increased $5.4 million to $7.9 million from $2.5 million for the comparable period in 1998. The increase was primarily due to the Company's development of additional nursery acreage, the purchase of nursery-related structures, certain vehicles, and machinery and equipment.

  Net cash provided by financing activities during the three months ended March 31, 1999 increased $7.9 million to $37.2 million from $29.3 million for the comparable period in 1998. The increase was primarily associated with increased borrowings under the Company's revolving credit facility related to the net cash used for investing activities described above.

  The Company typically draws under its revolving credit facilities in the first and fourth quarters to fund its inventory buildup of nursery products and seasonal operating expenses. Approximately 79% of the sales of Hines Nurseries occur in the first half of the year, generally allowing the Company to reduce borrowings under its revolving credit facilities in the second and third quarters. Working capital requirements for the Company's peat moss operations are less seasonal in nature, with slight inventory buildups generally occurring in the third and fourth quarters. On April 30, 1999, the Company had unused borrowing capacity of $81.0 million and $ 31.0 million under its acquisition revolver and working capital revolver, respectively, within the Senior Credit Facility.

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

  The Company's capital expenditures were approximately $6.9 million for the three months ended March 31, 1999. The capital expenditures for Hines Nurseries ($6.0 million) related primarily to the development of additional nursery acreage, the purchase of nursery-related structures, vehicles, and machinery and equipment. The capital expenditures for Sun Gro ($0.9 million) related primarily to peat bog development and the purchase of peat bog harvesting and processing equipment. The Company's capital expenditures for 1999 are expected to be approximately $25.0 million.

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

Year 2000 Compliance
--------------------

  The Company has instituted a program to determine whether its computerized information systems are able to interpret dates beyond the year 1999 and has implemented programming modifications to its main operational and financial reporting systems that will address these issues. All modified programming is currently operational and testing has been completed. The financial systems of companies recently acquired by the Company may not be entirely Year 2000 compliant. It is expected, however, that the Company will integrate the financial data of these acquired companies into the Company's main system during 1999 and will have no need to rely on any non-compliant systems.

  The Company is in the early stage of evaluating non-information technology systems, which include telephone equipment, greenhouse automation and watering systems. Upgrades or replacements are being made as necessary, and are expected to be completed by the end of 1999.

  Evaluation and testing of personal computers will be performed internally. As needed, personal computers will be made Year 2000 compliant by systematic upgrades or replacements by the end of 1999.

  The Company relies on third party suppliers for finished goods, raw materials, water, other utilities, transportation and a variety of other key services. The Company is evaluating the status of suppliers with whom it has a material relationship through confirmation and follow-up procedures and expects this phase to be completed by mid-1999.

  The total cost of the Year 2000 Compliance Program is not expected to be material to the Company's consolidated financial position or results of operations. To date, the Company has spent approximately $0.3 million on Year 2000 compliance. The Company believes that the total cost of ensuring Year 2000 compliance for its own operational and financial systems will be less than $0.5 million.

  Although management believes the Company has an adequate plan to be Year 2000 compliant, there can be no assurance that this program ultimately will be successful. The Company will continue to assess where alternative courses of action are needed as the information technology and non-information technology readiness plans are executed. A major effort related to formal contingency planning will be in the third quarter of 1999, once a significant portion of the business groups' readiness plans have been completed.

  The principal business risks to the Company relating to completion of Year 2000 efforts are:

 . The inability of key business partners to provide goods and services as a result of Year 2000 issues.

 . Unforeseen issues arising in connection with recent and future acquisitions or business partnerships.

  Because the Company's Year 2000 readiness is dependent upon key business partners also being Year 2000 Compliant, there can be no guarantee that the Company's efforts will prevent a material adverse impact on its results of operations, financial condition and cash flows. The possible consequences to the Company of its key business partners' inability to provide goods and services as a result of Year 2000 issues include temporary delays in delivery of finished products; delays in receipt of key items, containers and packaging supplies; invoice and collection errors; and excess inventory of perishable items. The Company believes that its readiness efforts, which include confirmation and other testing with critical suppliers to determine if contingency planning is needed, should reduce the likelihood of such disruptions.

  The foregoing represents a Year 2000 readiness disclosure entitled to protection as provided in the Year 2000 Information and Readiness Disclosure Act.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

           The Company has not experienced any material changes to its market risk exposures since December 31, 1998.

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


                                    HINES HORTICULTURE, INC.
                                    (Registrant)



                                    By:  /s/ CLAUDIA M. PIEROPAN
                                         -----------------------
                                         Claudia M. Pieropan
                                         Chief Financial Officer
                                         (Principal financial officer
                                         and duly authorized officer)


Date:  May 12, 1999