Form 10-Q
period 1999-06-30
HINES HORTICULTURE INC
filed 1999-08-13
CIK 1003515

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q

                                   (Mark One)
         (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                      For the quarter ended June 30, 1999

   (  )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

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

                                Yes (X)  No(  )

As of July 31, 1999 there were 22,072,549 shares of Common Stock, par value $0.01 per share, outstanding.
===============================================================================

                           HINES HORTICULTURE, INC.

                                     Index

                         Part I. Financial Information


Item 1.   Financial Statements                                             Page No.
                                                                           --------
           Consolidated Balance Sheets as of
           December 31, 1998 and June 30, 1999                                  1

           Consolidated Statements of Operations for the Three
           Months and Six Months Ended June 30, 1998 and 1999                   3

           Consolidated Statements of Cash Flows for the
           Six Months Ended June 30, 1998 and 1999                              4

           Notes to the Consolidated Financial Statements                       5

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                            15

Item 3.   Quantitative and Qualitative Disclosures About Market Risk           23
                           Part II. Other Information

Item 4.   Submission of Matters to a Vote of Security Holders                  23

Item 6.   Exhibits and Reports on Form 8-K                                     23

          Signatures                                                           24


Note:     Items 1, 2, 3 and 5 of Part II are omitted because they are not applicable.

                           HINES HORTICULTURE, INC.
                        (Formerly Hines Holdings, Inc.)
                          CONSOLIDATED BALANCE SHEETS
                      December 31, 1998 and June 30, 1999
                            (Dollars in thousands)


ASSETS
------
                                                 December 31,    June 30,
                                                    1998           1999
                                                 -------------  ------------
                                                                (Unaudited)

CURRENT ASSETS:
   Cash                                               $    515      $     0
   Accounts receivable, net of allowance for
     doubtful accounts of $1,224 and $1,338             26,741       76,342
   Inventories                                         118,126      107,914
   Prepaid expenses and other current assets             2,326        2,111
                                                 -------------  ------------

                 Total current assets                  147,708      186,367



FIXED ASSETS, net of accumulated depreciation
  and depletion of $29,221 and $32,830                 125,417      125,298



DEFERRED FINANCING EXPENSES, net of
 accumulated amortization of $1,235 and $1,610           4,077        3,702



GOODWILL, net of accumulated amortization               37,908       37,739
                                                 -------------  ------------
of $2,675 and $3,284

                                                      $315,110     $353,106
                                                 =============  ============


  The accompanying notes are an integral part of these consolidated financial statements

                           HINES HORTICULTURE, INC.
                        (Formerly Hines Holdings, Inc.)
                          CONSOLIDATED BALANCE SHEETS
                      December 31, 1998 and June 30, 1999
                            (Dollars in thousands)


                                              December 31,     June 30,
LIABILITIES AND SHAREHOLDERS' EQUITY             1998            1999
------------------------------------          ------------    ------------
                                                               (Unaudited)

CURRENT LIABILITIES:
   Accounts payable                              $   9,388      $   13,558
   Accrued liabilities                               6,351           5,781
   Accrued payroll and benefits                      6,156          10,225
   Accrued interest                                    751           4,815
   Long-term debt, current portion                   3,066           4,210
   Borrowings on revolving credit facility          30,850          28,500
   Deferred income taxes                            39,389          49,792
                                              ------------    ------------

                 Total current liabilities          95,951         116,881

LONG-TERM DEBT                                     145,633         144,763

DEFERRED INCOME TAXES                               10,204          13,864

SHAREHOLDERS' EQUITY:
   Common Stock
    Authorized - 60,000,000 shares  $.01
     par value;
    Issued and outstanding - 22,072,549 shares
    at December 31, 1998 and June 30, 1999             221             221

   Additional paid-in capital                      127,992         127,960
   Notes receivable from stock sales                  (326)           (173)
   Deficit                                         (64,565)        (43,524)
   Accumulated other comprehensive income                -          (6,886)
                                              ------------    ------------
                 Total shareholders' equity         63,322          77,598
                                              ------------    ------------
                                                 $ 315,110      $  353,106
                                              ============    ============

       The accompanying notes are an integral part of these consolidated financial statements

                           HINES HORTICULTURE, INC.
                        (Formerly Hines Holdings, Inc.)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
    Three  Months and Six Months  Ended June 30, 1998 and 1999  (Dollars in
                       thousands except per share data)
                                  (Unaudited)

                                                                  Three Months Ended June 30,          Six Months Ended June 30,
                                                                 ------------------------------     ------------------------------
                                                                     1998              1999             1998              1999
                                                                 ----------         -----------     -----------        -----------
Sales, net                                                       $   115,541        $   127,951     $   163,715        $   187,353
Cost of goods sold                                                    57,178             63,676          80,693             93,019
                                                                 -----------        -----------     -----------        -----------

    Gross profit                                                      58,363             64,275          83,022             94,334
                                                                 -----------        -----------     -----------        -----------

Selling and distribution expenses                                     19,415             21,543          32,120             36,255
General and administrative expenses                                    7,845              7,555          14,052             15,526
                                                                 -----------        -----------     -----------        -----------
   Total operating expenses                                           27,260             29,098          46,172             51,781
                                                                 -----------        -----------     -----------        -----------

   Operating income                                                   31,103             35,177          36,850             42,553
                                                                 -----------        -----------     -----------        -----------

Other expenses
   Interest                                                            6,338              3,856          12,044              8,158
   Amortization of deferred financing expenses                           295                188             618                375
                                                                 -----------        -----------     -----------        -----------
                                                                       6,633              4,044          12,662              8,533
                                                                 -----------        -----------     -----------        -----------

Income before provision for income taxes                              24,470             31,133          24,188             34,020

Income tax provision                                                   9,854             11,791           9,791             12,978
                                                                 -----------        -----------     -----------        -----------

Income before extraordinary item                                      14,616             19,342          14,397             21,042

Extraordinary item, net of tax benefit                                 1,379                  -           1,379                  -
                                                                 -----------        -----------     -----------        -----------

Net income                                                            13,237             19,342          13,018             21,042

Less: Preferred stock dividends and warrant accretion                 (2,784)                 -          (5,609)                 -
                                                                 -----------        -----------     -----------        -----------

Net income applicable to common stock                            $    10,453        $    19,342     $     7,409        $    21,042
                                                                 ===========        ===========     ===========        ===========

Basic earnings per share:
    Income before extraordinary item                             $      1.42        $      0.88     $      1.09        $      0.95
    Extraordinary item                                                ($0.17)       $      0.00          ($0.17)       $      0.00
                                                                 -----------        -----------     -----------        -----------
    Net income per common share                                  $      1.25        $      0.88     $      0.92        $      0.95
                                                                 ===========        ===========     ===========        ===========

Diluted earnings per share:
    Income before extraordinary item                             $      0.85        $      0.88     $      0.93        $      0.95
    Extraordinary item                                                ($0.08)       $      0.00          ($0.11)       $      0.00
                                                                 -----------        -----------     -----------        -----------
    Net income per common share                                  $      0.77        $      0.88     $      0.82        $      0.95
                                                                 ===========        ===========     ===========        ===========

Weighted average shares outstanding--Basic                         8,339,869         22,072,549       8,025,919         22,072,549
                                                                 ===========        ===========     ===========        ===========
Weighted average shares outstanding--Diluted                      17,196,813         22,072,549      12,478,858         22,072,549
                                                                 ===========        ===========     ===========        ===========

  The accompanying notes are an integral part of these consolidated financial statements

                           HINES HORTICULTURE, INC.
                        (Formerly Hines Holdings, Inc.)
          CONSOLIDATED STATEMENTS OF CASH FLOWS Six Months Ended June
                               30, 1998 and 1999
                            (Dollars in thousands)
                                  (Unaudited)

                                                                                     1998                1999
                                                                                   --------            --------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                                     $ 13,018            $ 21,042
    Adjustments to reconcile net income to
    net cash provided by operating activities -
         Depreciation, depletion and amortization                                     4,841               5,816
         Amortization of deferred financing costs                                       618                 375
         Loss on early extinguishment of debt                                         2,373                   -
         Deferred income taxes                                                        7,630              14,063
         (Gain) loss on sale of fixed assets                                            145                 (43)
                                                                                   --------            --------
                                                                                   $ 28,625            $ 41,253

Change in working capital accounts, net of effect of acquisition:
    Accounts receivable                                                             (35,752)            (49,601)
    Inventories                                                                      12,350              10,212
    Prepaid expenses and other current assets                                           569                 167
    Accounts payable and accrued liabilities                                          7,094              11,765
                                                                                   --------            --------
         Net cash provided by operating activities                                   12,886              13,796
                                                                                   --------            --------


CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of fixed assets                                                         (6,920)            (10,337)
    Proceeds from sale of fixed assets                                                  291                 183
    Acquisitions, net of cash                                                       (19,679)               (985)
                                                                                   --------            --------
        Net cash used in investing activities                                       (26,308)            (11,139)
                                                                                   --------            --------

CASH FLOWS FROM FINANCING ACTIVITIES
    Borrowings on revolving line of credit                                          131,347              54,550
    Repayments on revolving line of credit                                         (174,449)            (56,900)
    Proceeds from the issuance of long-term debt                                     64,961                 279
    Repayments of long-term debt                                                    (59,695)                 (5)
    Deferred financing costs                                                         (3,000)                  -
    Repayments of notes receivables from stock sales                                    572                 153
    Issuance of preferred and common stock                                           56,583                   -
                                                                                   --------            --------
        Net cash provided by (used in) financing activities                          16,319              (1,923)
                                                                                   --------            --------

    Effect of exchange rate changes on cash and cash equivalents                          -              (1,249)
                                                                                   --------            --------

NET INCREASE (DECREASE) IN CASH                                                       2,897                (515)

CASH, beginning of period                                                             2,543                 515
                                                                                   --------            --------

CASH, end of period                                                                $  5,440            $      -
                                                                                   ========            ========


Supplemental disclosure of cash flow information:
    Cash paid for interest, net of capitalized interest of $0 and $260             $ 11,293            $  3,054
    Cash paid for income taxes                                                     $     53            $     79

  The accompanying notes are an integral part of these consolidated financial statements

                           HINES HORTICULTURE, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Dollars in thousands)
                            JUNE 30, 1998 AND 1999
                                  (UNAUDITED)

1.   Description of Business
     -----------------------

     Hines Horticulture, Inc. ("Hines"), a Delaware corporation, produces and distributes horticultural products through its two operating divisions, Hines Nurseries and Sun Gro Horticulture ("Sun Gro"). On June 12, 1998, Hines succeeded to the business of Hines Holdings, Inc., a Nevada corporation, as a result of the merger of Hines Holdings, Inc. into Hines, the purpose of which was to change the Company's name and jurisdiction of incorporation. The business of Hines is currently conducted through Hines Nurseries, Inc. (formerly Hines Horticulture, Inc.) ("Hines Nurseries") and through Sun Gro Horticulture Inc. ("Sun Gro-U.S."), Sun Gro Horticulture Canada Ltd. ("Sun Gro-Canada"), and Sun Gro-Canada's direct and indirect Canadian subsidiaries. Hines, together with Hines Nurseries, Sun Gro-U.S., Sun Gro-Canada, and Sun Gro-Canada's direct and indirect Canadian subsidiaries (collectively, "Sun Gro"), are hereafter collectively referred to as the "Company."

     Hines Nurseries is a leading national supplier of ornamental, container-grown plants with nursery facilities located in California, Oregon, Pennsylvania, South Carolina and Texas. Hines Nurseries markets its products to retail customers throughout the United States.

     Sun Gro produces markets and distributes peat-based horticulture products for both retail and professional customers. Sun Gro markets its products in North America and various international markets with production facilities located in Canada and the United States.

2.   Unaudited Financial Information
     -------------------------------

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

3.   Earnings Per Share
     ------------------

     There were no differences between the numerators and denominators for basic and diluted earnings per share for the three and six months ended June 30, 1999 since common stock equivalents have been excluded from the earnings per share calculation because the effect would be anti-dilutive. A reconciliation of the numerators and denominators of basic and diluted earnings per share for the three and six months ended June 30, 1998 is as follows:

                                   Three Months Ended June 30,                Six Months Ended June 30,
                             ----------------------------------------  ----------------------------------------
                                               1998                                      1998
                             ----------------------------------------  ----------------------------------------


                               Income        Shares       Per-Share      Income        Shares       Per-Share
                             (Numerator)  (Denominator)     Amount     (Numerator)  (Denominator)     Amount
                             -----------  -------------   -----------  -----------  -------------   -----------

Income before
 extraordinary item             $14,616                                   $14,397
Less: Preferred stock
 dividends                       (2,784)                                   (5,609)
                                -------                                   -------


Basic EPS
Income available to common
 stockholders                   $11,832          8,340          $1.42       8,788          8,026          $1.09
                                                                =====       =====          =====          =====

Effect of Dilutive Securities
Warrants                             40            875                         40            440
Preferred Stock                   2,744          7,870                      2,744          3,957
Convertible Notes                    18            112                         18             56
                                -------         ------                    -------         ------
Diluted EPS
Income available to common
 stockholders plus assumed
 conversions                    $14,634         17,197          $0.85     $11,590         12,479          $0.93
                                =======         ======          =====     =======         ======          =====

4.   Foreign Currency Translation
     ----------------------------

     Prior to April 1, 1999, the Company considered the U.S. dollar to be the functional currency of Sun Gro's Canadian operations. Monetary assets and liabilities denominated in Canadian dollars were translated into U.S. dollars at the foreign exchange rate in effect as of the balance sheet date. Non-monetary assets and liabilities, cost of goods sold and depreciation were re-measured into U.S. dollars at historical exchange rates. Revenues and other expenses were remeasured at average exchange rates. Gains or losses from these re-measurements were recognized in the consolidated results of operations.

     Effective April 1, 1999, the Company changed its functional currency of Sun Gro's Canadian operations to the Canadian dollar. This change in functional currency is primarily as a result of the Company's acquisition of Lakeland Peat Moss, Ltd. and certain affiliated entities ("Lakeland") in 1998, which increased the Company's operations in Canada. Assets and liabilities denominated in Canadian dollars are translated into U.S. dollars at the foreign exchange rate in effect as of the balance sheet date. Revenues and expenses are translated into U.S. dollars at the weighted average exchange rate for the period. Translation adjustments are recorded in accumulated other comprehensive income.

5.   Reporting Comprehensive Income
     ------------------------------

     In 1999, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", ("SFAS 130"). SFAS 130 established new rules for the reporting and display of comprehensive income and its components in the financial statements. Comprehensive income includes all changes in equity during a period except those resulting from investments by and distributions to the Company's stockholders. The Company's comprehensive income is composed of cumulative foreign currency translation adjustments. The adoption of SFAS 130 had no effect on the Company's consolidated results of operations, financial position or cash flows. The components of comprehensive income during the three and six months ended June 30, 1998 and 1999, were as follows:

                              Three Months Ended June 30,             Six Months Ended June 30,
                         --------------------------------------  ------------------------------------
                                  1998                    1999         1998                     1999
                               -------                 -------       ------                  -------
Net income                     $10,453                 $19,342       $7,409                  $21,042
Cumulative foreign
 currency translation                -                  (6,886)           -                   (6,886)
 adjustments                   -------                 -------       ------                  -------

Comprehensive income           $10,453                 $12,456       $7,409                  $14,156
                               =======                 =======       ======                  =======

6.   Segment Information and Guarantor/Non-Guarantor Disclosures
     -----------------------------------------------------------

     In 1998, Hines adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 supersedes SFAS 14, "Financial Reporting for Segments of a Business Enterprise", replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. The adoption of SFAS 131 had no effect on the Company's consolidated results of operations, financial position or cash flows. SFAS 131 did, however, require the disclosure of segment information, which is incorporated as part of the following information. The Company operates in two segments: 1) the nursery segment and 2) the peat-based segment.

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

     The following consolidating information shows (a) Hines on a parent company basis only as the parent guarantor (carrying its investment in its subsidiary under the equity method), (b) Hines Nurseries as the issuer (carrying its investment in its subsidiary under the equity method), (c) Sun Gro-U.S. as subsidiary guarantor (carrying its investment in Sun Gro-Canada under the equity method), (d) Sun Gro-Canada and its direct and indirect subsidiaries, as subsidiary non guarantors, (e) elimination's necessary to arrive at the information for the parent guarantor and its direct and indirect subsidiaries on a consolidated basis and (f) the parent guarantor on a consolidated basis, as follows:

          . Consolidating balance sheets as of December 31, 1998 and June 30, 1999 (unaudited);

          . Consolidating statements of operations for the three months and six months ended June 30, 1998 and 1999 (unaudited); and

          . Consolidating statements of cash flows for the six months ended June 30, 1998 and 1999 (unaudited).

Consolidating Balance Sheet
As of December 31, 1998
(Dollars in thousands)

                                                ------------------------------------------------------------------------------------
                                                                Nursery          Peat-based Segment
                                                                Segment
                                                ------------------------------------------------------------------------------------
                                                                                          Sun Gro
                                                   Hines                    Sun Gro       Canada
                                                Horticulture     Hines        U.S.     (Subsidiary   Sun Gro               Consoli-
                                                  (Parent      Nurseries  (Subsidiary      Non-       Sub-      Elimina-    dated
                                                 Guarantor)     (Issuer)   Guarantor)   Guarantors)   total      tions      Total
                                                ------------------------------------------------------------------------------------
        ASSETS
        ------
Current assets:
  Cash                                          $         -    $     515   $       -   $       -   $      -   $       -   $     515
  Accounts receivable, net                                -        9,164      14,526       3,051     17,577           -      26,741
  Inventories                                             -      108,235       2,696       7,195      9,891           -     118,126
  Prepaid expenses and other current assets               -        1,124         558         644      1,202           -       2,326
  Deferred income taxes                                  32           20         957         963      1,920      (1,972)          -
                                                -----------------------------------------------------------------------------------
     Total current assets                       $        32    $ 119,058   $  18,737   $  11,853   $ 30,590     ($1,972)  $ 147,708
                                                -----------------------------------------------------------------------------------

Fixed assets, net                                         -       56,198       6,067      63,152     69,219           -     125,417
Deferred financing expenses, net                          -        4,077           -           -          -           -       4,077
Goodwill, net                                             -       37,116           -         792        792           -      37,908
Deferred income taxes                                     -       14,508           -           -          -     (14,508)          -
Investments in subsidiaries                          66,188       12,149      12,194           -     12,194     (90,531)          -
                                                -----------------------------------------------------------------------------------
                                                $    66,220    $ 243,106   $  36,998   $  75,797   $112,795   ($107,011)  $ 315,110
                                                ===================================================================================

     LIABILITIES AND SHAREHOLDERS' EQUITY
     ------------------------------------

Current liabilities:
  Accounts payable                              $         -    $   3,982   $   1,872   $   3,534   $  5,406   $       -   $   9,388
  Accrued liabilities                                     -        1,638       3,637       1,076      4,713           -       6,351
  Accrued payroll and benefits                            -        4,790         718         648      1,366           -       6,156
  Accrued interest                                        -          751           -           -          -           -         751
  Long-term debt, current portion                         -        2,066           -       1,000      1,000           -       3,066
  Revolving line of credit                                -       30,850           -           -          -           -      30,850
  Deferred income taxes                                   -       41,361           -           -          -      (1,972)     39,389
  Intercompany accounts                               2,898      (33,577)     13,366      17,313     30,679           -           -
                                                -----------------------------------------------------------------------------------
     Total current liabilities                        2,898       51,861      19,593      23,571     43,164      (1,972)     95,951
                                                -----------------------------------------------------------------------------------

Long-term debt                                            -      126,633           -      19,000     19,000           -     145,633
Deferred income taxes                                     -        4,683       3,497      16,532     20,029     (14,508)     10,204
Shareholders' equity:
  Common stock                                          221       17,971      11,414       4,500     15,914     (33,885)        221
  Additional paid in capital                        127,992       21,362       5,889       1,777      7,666     (29,028)    127,992
  Notes receivable from stock sales                    (326)           -           -           -          -           -        (326)
  Retained earnings (deficit)                       (64,565)      20,596      (3,395)     10,417      7,022     (27,618)    (64,565)
                                                -----------------------------------------------------------------------------------
     Total shareholders' equity                      63,322       59,929      13,908      16,694     30,602     (90,531)     63,322
                                                -----------------------------------------------------------------------------------
                                                $    66,220    $ 243,106   $  36,998   $  75,797   $112,795   ($107,011)  $ 315,110
                                                ===================================================================================

Consolidating Balance Sheet
As of June 30, 1999
(Dollars in thousands)

                                                ------------------------------------------------------------------------------------
                                                                Nursery          Peat-based Segment
                                                                Segment
                                                ------------------------------------------------------------------------------------
                                                                                          Sun Gro
                                                   Hines                    Sun Gro       Canada
                                                Horticulture     Hines        U.S.     (Subsidiary   Sun Gro               Consoli-
                                                  (Parent      Nurseries  (Subsidiary      Non-       Sub-      Elimina-    dated
                                                 Guarantor)     (Issuer)   Guarantor)   Guarantors)   total      tions      Total
                                                ------------------------------------------------------------------------------------
        ASSETS
        ------
Current assets:
     Cash                                       $         -    $       -  $        -    $       -  $      -   $       -   $       -
     Accounts receivable, net                             -       55,043      18,551        2,748    21,299           -      76,342
     Inventories                                          -       98,492       3,352        6,070     9,422           -     107,914
     Prepaid expenses and other current assets            -          768         457          886     1,343           -       2,111
     Deferred income taxes                               24           20         957        1,011     1,968      (2,012)          -
                                                -----------------------------------------------------------------------------------
          Total current assets                  $        24    $ 154,323  $   23,317    $  10,715  $ 34,032     ($2,012)  $ 186,367
                                                -----------------------------------------------------------------------------------

Fixed assets, net                                         -       62,004       5,932       57,362    63,294           -     125,298
Deferred financing expenses, net                          -        3,702           -            -         -           -       3,702
Goodwill, net                                             -       37,018           -          721       721           -      37,739
Deferred income taxes                                     -       14,508           -            -         -     (14,508)          -
Investments in subsidiaries                          87,218        7,701       6,202            -     6,202    (101,121)          -
                                                ------------------------------------------------------------------------------------
                                                $    87,242    $ 279,256  $   35,451    $  68,798  $104,249   ($117,641)  $ 353,106
                                                ====================================================================================


     LIABILITIES AND SHAREHOLDERS' EQUITY
     ------------------------------------

Current liabilities:
     Accounts payable                           $         -    $   7,428  $    2,431    $   3,699  $  6,130   $       -   $  13,558
     Accrued liabilities                                  -        3,458       1,267        1,056     2,323           -       5,781
     Accrued payroll and benefits                         -        8,645         513        1,067     1,580           -      10,225
     Accrued interest                                     -        4,815           -            -         -           -       4,815
     Long-term debt, current portion                      -        3,194           -        1,016     1,016           -       4,210
     Revolving line of credit                             -       28,500           -            -         -           -      28,500
     Deferred income taxes                                -       51,804           -            -         -      (2,012)     49,792
     Intercompany accounts                            9,644      (39,730)     17,102       12,984    30,086           -           -
                                                ------------------------------------------------------------------------------------
          Total current liabilities                   9,644       68,114      21,313       19,822    41,135      (2,012)    116,881
                                                ------------------------------------------------------------------------------------

Long-term debt                                            -      125,500           -       19,263    19,263           -     144,763
Deferred income taxes                                     -        4,683       4,677       19,012    23,689     (14,508)     13,864
Shareholders' equity:
     Common stock                                       221       17,971      11,414        4,500    15,914     (33,885)        221
     Additional paid in capital                     127,960       21,362       5,889        1,777     7,666     (29,028)    127,960
     Notes receivable from stock sales                 (173)           -           -            -         -           -        (173)
     Retained earnings (deficit)                    (43,524)      41,626      (7,842)      11,310     3,468     (45,094)    (43,524)
     Accumulated other comprehensive income          (6,886)           -           -       (6,886)   (6,886)      6,886      (6,886)
                                                ------------------------------------------------------------------------------------
          Total shareholders' equity                 77,598       80,959       9,461       10,701    20,162    (101,121)     77,598
                                                ------------------------------------------------------------------------------------
                                                $    87,242    $ 279,256  $   35,451    $  68,798  $104,249   ($117,641)  $ 353,106
                                                ====================================================================================

Consolidating Statement of Operations
For the six month period ended June 30, 1998
(Dollars in thousands)

                                                         ---------------------------------------------------------------------------
                                                                           Nursery               Peat-based Segment
                                                                           Segment
                                                         ---------------------------------------------------------------------------
                                                            Hines                         Sun Gro       Sun Gro Canada
                                                         Horticulture       Hines           U.S.         (Subsidiary
                                                           (Parent        Nurseries      (Subsidiary         Non-          Sun Gro
                                                          Guarantor)       (Issuer)       Guarantor)      Guarantors)     Sub-total
                                                         ---------------------------------------------------------------------------
Sales, net                                               $         -      $  119,950     $    35,169      $   16,614      $   51,783
Cost of goods sold                                                 -          60,718          18,819           9,174          27,993
                                                         ---------------------------------------------------------------------------
  Gross Profit                                                     -          59,232          16,350           7,440          23,790
Operating expenses                                                 -          27,550          14,233           4,389          18,622
                                                         ---------------------------------------------------------------------------
  Operating income                                                 -          31,682           2,117           3,051           5,168
                                                         ---------------------------------------------------------------------------
Other expenses:
  Interest                                                        29          11,295             271             449             720
  Interest - intercompany                                          -            (872)            758             114             872
  Amortization of deferred financing expenses, other         (13,035)           (908)             37             154             191
                                                         ---------------------------------------------------------------------------
                                                             (13,006)          9,515           1,066             717           1,783
                                                         ---------------------------------------------------------------------------

Income before provision for (benefit from) income taxes       13,006          22,167           1,051           2,334           3,385
Income tax provision (benefit)                                   (12)          8,332             714             757           1,471
                                                         ---------------------------------------------------------------------------
Net income before extraordinary items                         13,018          13,835             337           1,577           1,914
Extraordinary items, net of tax                                    -             800             124             455             579
                                                         ---------------------------------------------------------------------------
Net income                                               $    13,018      $   13,035      $      213      $    1,122      $    1,335
                                                         ===========================================================================


                                                         ---------------------------

                                                         ---------------------------

                                                                        Consolidated
                                                         Eliminations      Total
                                                         ---------------------------
Sales, net
Cost of goods sold                                           ($8,018)     $  163,715
                                                              (8,018)         80,693
                                                         ---------------------------
  Gross Profit                                                     -          83,022
Operating expenses                                                 -          46,172
                                                         ---------------------------
  Operating income                                                 -          36,850
                                                         ---------------------------
Other expenses:
  Interest                                                         -          12,044
  Interest - intercompany                                          -               -
  Amortization of deferred financing expenses, other          14,370             618
                                                         ---------------------------
                                                              14,370          12,662
                                                         ---------------------------

Income before provision for (benefit from) income taxes      (14,370)         24,188
Income tax provision (benefit)                                     -           9,791
                                                         ---------------------------
Net income before extraordinary items                        (14,370)         14,397
Extraordinary items, net of tax                                    -           1,379
                                                         ---------------------------
Net income                                                  ($14,370)     $   13,018
                                                         ===========================


Guarantor / Non-guarantor Disclosures - (Continued)

Consolidating Statement of Operations
For the three month period ended June 30, 1998
(Dollars in thousands)

                                                         ---------------------------------------------------------------------------
                                                                           Nursery               Peat-based Segment
                                                                           Segment
                                                         ---------------------------------------------------------------------------
                                                            Hines                         Sun Gro       Sun Gro Canada
                                                         Horticulture       Hines           U.S.         (Subsidiary
                                                           (Parent        Nurseries      (Subsidiary         Non-          Sun Gro
                                                          Guarantor)       (Issuer)       Guarantor)      Guarantors)     Sub-total
                                                         ---------------------------------------------------------------------------
Sales, net                                               $          -     $  91,497      $    17,943      $     9,680     $  27,623
Cost of goods sold                                                  -        46,286            9,731            4,740        14,471
                                                         --------------------------------------------------------------------------
  Gross Profit                                                      -        45,211            8,212            4,940        13,152
Operating expenses                                                  -        17,463            7,525            2,272         9,797
                                                         --------------------------------------------------------------------------
  Operating income                                                  -        27,748              687            2,668         3,355
                                                         --------------------------------------------------------------------------
Other expenses:
  Interest                                                         14         5,978              118              228           346
  Interest - intercompany                                           -          (432)             376               56           432
  Amortization of deferred financing expenses, other          (13,245)       (1,135)              16               79            95
                                                         --------------------------------------------------------------------------
                                                              (13,231)        4,411              510              363           873
                                                         --------------------------------------------------------------------------

Income before provision for (benefit from) income taxes        13,231        23,337              177            2,305         2,482
Income tax provision (benefit)                                     (6)        8,802              548              510         1,058
                                                         --------------------------------------------------------------------------
Net income (loss) before extraordinary items                   13,237        14,535             (371)           1,795         1,424
Extraordinary items, net of tax                                     -           800              124              455           579
                                                         --------------------------------------------------------------------------
Net income (loss)                                        $     13,237     $  13,735            ($495)     $     1,340     $     845
                                                         ==========================================================================


                                                         ----------------------------

                                                         ----------------------------

                                                                         Consolidated
                                                         Eliminations        Total
                                                         ----------------------------
Sales, net                                                   ($3,579)     $ 115,541
Cost of goods sold                                            (3,579)        57,178
                                                         --------------------------

  Gross Profit                                                     -         58,363
Operating expenses                                                 -         27,260
                                                         --------------------------
  Operating income                                                 -         31,103
                                                         --------------------------
Other expenses:
  Interest                                                         -          6,338
  Interest - intercompany                                          -              -
  Amortization of deferred financing expenses, other          14,580            295
                                                         --------------------------
                                                              14,580          6,633
                                                         --------------------------

Income before provision for (benefit from) income taxes      (14,580)        24,470
Income tax provision (benefit)                                     -          9,854
                                                         --------------------------
Net income (loss) before extraordinary items                 (14,580)        14,616
Extraordinary items, net of tax                                    -          1,379
                                                         --------------------------
Net income (loss)                                           ($14,580)     $  13,237
                                                         ==========================

Consolidating Statement of Operations
For the six month period ended June 30, 1999
(Dollars in thousands)

                                                         ---------------------------------------------------------------------------
                                                                           Nursery               Peat-based Segment
                                                                           Segment
                                                         ---------------------------------------------------------------------------
                                                            Hines                         Sun Gro       Sun Gro Canada
                                                         Horticulture       Hines           U.S.         (Subsidiary
                                                           (Parent        Nurseries      (Subsidiary         Non-          Sun Gro
                                                          Guarantor)       (Issuer)       Guarantor)      Guarantors)     Sub-total
                                                         --------------------------------------------------------------------------
Sales, net                                               $         -      $   133,397     $   44,480     $   20,308       $ 64,788
Cost of goods sold                                                 -           68,192         23,466         12,193         35,659
                                                         --------------------------------------------------------------------------
  Gross Profit                                                     -           65,205         21,014          8,115         29,129
Operating expenses                                                 -           30,869         15,728          5,184         20,912
                                                         --------------------------------------------------------------------------
  Operating income                                                 -           34,336          5,286          2,931          8,217
                                                         --------------------------------------------------------------------------
Other expenses:
  Interest                                                       (20)           7,261            285            632            917
  Interest - intercompany                                          -             (776)           719             57            776
  Amortization of deferred financing expenses, other         (21,030)          (3,621)          (891)             0           (891)
                                                         --------------------------------------------------------------------------
                                                             (21,050)           2,864            113            689            802
                                                         --------------------------------------------------------------------------

Income before provision for income taxes                      21,050           31,472          5,173          2,242          7,415
Income tax provision                                               8           10,442          1,177          1,351          2,528
                                                         --------------------------------------------------------------------------
Net income                                               $    21,042      $    21,030     $    3,996     $      891       $  4,887
                                                         ==========================================================================


                                                         ----------------------------

                                                         ----------------------------

                                                                         Consolidated
                                                         Eliminations        Total
                                                         ----------------------------
Sales, net                                                  ($10,832)     $   187,353
Cost of goods sold                                           (10,832)          93,019
                                                         ----------------------------
Gross Profit                                                       -           94,334
Operating expenses                                                 -           51,781
                                                         ----------------------------
  Operating income                                                 -           42,553
                                                         ----------------------------
Other expenses:
  Interest                                                         -            8,158
  Interest - intercompany                                          -                -
  Amortization of deferred financing expenses, other          25,917              375
                                                         ----------------------------
                                                              25,917            8,533
                                                         ----------------------------

Income before provision for income taxes                     (25,917)          34,020
Income tax provision                                               -           12,978
                                                         ----------------------------
Net income                                                  ($25,917)     $    21,042
                                                         ============================



Guarantor / Non-guarantor Disclosures - (Continued)

Consolidating Statement of Operations
For the three month period ended June 30, 1999
(Dollars in thousands)

                                                         ---------------------------------------------------------------------------
                                                                           Nursery               Peat-based Segment
                                                                           Segment
                                                         ---------------------------------------------------------------------------
                                                            Hines                         Sun Gro       Sun Gro Canada
                                                         Horticulture       Hines           U.S.         (Subsidiary
                                                           (Parent        Nurseries      (Subsidiary         Non-         Sun Gro
                                                          Guarantor)       (Issuer)       Guarantor)      Guarantors)    Sub-total
                                                         -------------------------------------------------------------------------
Sales, net                                               $         -      $   100,224     $   22,374       $    10,311    $ 32,685
Cost of goods sold                                                 -           50,379         12,048             6,207      18,255
                                                         -------------------------------------------------------------------------
   Gross Profit                                                    -           49,845         10,326             4,104      14,430
Operating expenses                                                 -           19,015          7,635             2,448      10,083
                                                         -------------------------------------------------------------------------
   Operating income                                                -           30,830          2,691             1,656       4,347
                                                         -------------------------------------------------------------------------
Other expenses:
   Interest                                                      (20)           3,467            128               281         409
   Interest - intercompany                                         -             (417)           388                29         417
   Amortization of deferred financing expenses, other        (19,330)          (2,224)          (940)                0        (940)
                                                         -------------------------------------------------------------------------
                                                             (19,350)             826           (424)              310        (114)
                                                         -------------------------------------------------------------------------

Income before provision for income taxes                      19,350           30,004          3,115             1,346       4,461
Income tax provision                                               8           10,486            734               563       1,297
                                                         -------------------------------------------------------------------------
Net income                                               $    19,342      $    19,518     $    2,381       $       783    $  3,164
                                                         =========================================================================


                                                         ----------------------------

                                                         ----------------------------

                                                                         Consolidated
                                                         Eliminations        Total
                                                         ----------------------------
Sales, net                                                   ($4,958)     $   127,951
Cost of goods sold                                            (4,958)          63,676
                                                         ----------------------------
   Gross Profit                                                    -           64,275
Operating expenses                                                 -           29,098
                                                         ----------------------------
   Operating income                                                -           35,177
                                                         ----------------------------
Other expenses:
   Interest                                                        -            3,856
   Interest - intercompany                                         -                -
   Amortization of deferred financing expenses, other         22,682              188
                                                         ----------------------------
                                                              22,682            4,044
                                                         ----------------------------

Income before provision for income taxes                     (22,682)          31,133
Income tax provision                                               -           11,791
                                                         ----------------------------
Net income                                                  ($22,682)     $    19,342
                                                         ============================

Consolidating  Statement  of Cash Flows
For the six month period ended June 30, 1998
(Dollars in thousands)

                                                                      ------------------------------------------------------------
                                                                                        Nursery             Peat-based Segment
                                                                                        Segment
                                                                      ------------------------------------------------------------
                                                                          Hines                        Sun Gro      Sun Gro Canada
                                                                      Horticulture       Hines          U.S.         (Subsidiary
                                                                         (Parent       Nurseries     (Subsidiary         Non-
                                                                       Guarantor)      (Issuer)      Guarantor)      Guarantors)
                                                                      ------------------------------------------------------------
Cash provided by (used in) operating activities                              ($7,889)     ($14,318)     $  12,807     $  17,786
                                                                      ------------------------------------------------------------
Cash flows from investing activities:
     Purchase of fixed assets, net                                                 -        (5,981)           (84)         (855)
     Proceeds from sales of fixed assets                                           -             -             65           226
     Acquisitions, net of cash                                                 2,118             -              -       (21,797)
                                                                      ------------------------------------------------------------
         Net cash provided by (used in) investing activities                   2,118        (5,981)           (19)      (22,426)
                                                                      ------------------------------------------------------------
Cash flows from financing activities:
     Repayments on revolving line of credit                                        -       (36,231)        (6,871)            -
     Intercompany advances (repayments)                                      (51,384)       53,565         (2,546)          365
     Proceeds from the issuance of long-term debt                                  -        44,961              -        20,000
     Repayments of long-term debt                                                  -       (44,195)             -       (15,500)
     Deferred financing costs                                                      -        (3,000)             -             -
     Dividends received ( paid )                                                   -         3,084         (3,084)            -
     Repayments of notes receivables from stock sales                            572             -              -             -
     Issuance of preferred and common stock                                   56,583         4,500              -             -
                                                                      ------------------------------------------------------------
         Net cash provided by (used in) financing activities                   5,771        22,684        (12,501)        4,865
                                                                      ------------------------------------------------------------
Net increase in cash                                                               -         2,385            287           225
Cash, beginning of year                                                            -         2,543              -             -
                                                                      ------------------------------------------------------------
Cash, end of period                                                         $      -     $   4,928       $    287     $     225
                                                                      ------------------------------------------------------------

                                                                      ---------------------------------------------
                                                                        Sun Gro                       Consolidated
                                                                       Sub-total     Eliminations         Total
                                                                      ---------------------------------------------
Cash provided by (used in) operating activities                        $ 30,593         $ 4,500        $   12,886
                                                                      ---------------------------------------------
Cash flows from investing activities:
     Purchase of fixed assets, net                                         (939)              -            (6,920)
     Proceeds from sales of fixed assets                                    291               -               291
     Acquisitions, net of cash                                          (21,797)              -           (19,679)
                                                                      ---------------------------------------------
         Net cash provided by (used in) investing activities            (22,445)              -           (26,308)
                                                                      ---------------------------------------------
Cash flows from financing activities:
     Repayments on revolving line of credit                              (6,871)              -           (43,102)
     Intercompany advances (repayments)                                  (2,181)              -                 -
     Proceeds from the issuance of long-term debt                        20,000               -            64,961
     Repayments of long-term debt                                       (15,500)              -           (59,695)
     Deferred financing costs                                                 -               -            (3,000)
     Dividends received ( paid )                                         (3,084)              -                 -
     Repayments of notes receivables from stock sales                         -               -               572
     Issuance of preferred and common stock                                   -          (4,500)           56,583
                                                                      ---------------------------------------------
         Net cash provided by (used in) financing activities             (7,636)         (4,500)           16,319
                                                                      ---------------------------------------------
Net increase in cash                                                        512               -             2,897
Cash, beginning of year                                                       -               -             2,543
                                                                      ---------------------------------------------
Cash, end of period                                                    $    512        $      -        $    5,440
                                                                      ---------------------------------------------

Consolidating  Statement  of Cash Flows
For the six month period ended June 30, 1999
(Dollars in thousands)

                                                                   ------------------------------------------------------------
                                                                                        Nursery             Peat-based Segment
                                                                                         Segment
                                                                   ------------------------------------------------------------
                                                                        Hines                       Sun Gro      Sun Gro Canada
                                                                    Horticulture       Hines          U.S.        (Subsidiary
                                                                       (Parent       Nurseries     (Subsidiary        Non-
                                                                     Guarantor)      (Issuer)      Guarantor)      Guarantors)
                                                                   ------------------------------------------------------------
Cash provided by operating activities                                    $   20       $  8,185        $  2,668        $  2,923
                                                                   ------------------------------------------------------------
Cash flows from investing activities:
     Purchase of fixed assets, net                                            -         (8,136)           (550)         (1,651)
     Proceeds from sales of fixed assets                                      -              -               -             183
     Acquisitions, net of cash                                                -           (500)              -            (485)
                                                                   ------------------------------------------------------------
         Net cash used in investing activities                                -         (8,636)           (550)         (1,953)
                                                                   ------------------------------------------------------------
Cash flows from financing activities:
     Repayments on revolving line of credit                                   -         (2,350)              -               -
     Intercompany advances (repayments)                                    (173)           733            (560)              -
     Proceeds from the issuance of long-term debt                             -              -               -             279
     Repayments of long-term debt                                             -             (5)              -               -
     Dividends received ( paid )                                              -          1,558          (1,558)              -
     Repayments of notes receivables from stock sales                       153              -               -               -
     Issuance of preferred and common stock                                   -              -               -               -
                                                                    -----------------------------------------------------------
         Net cash used in financing activities                              (20)           (64)         (2,118)            279
                                                                    -----------------------------------------------------------

Effect of exchange rate changes on cash and cash equivalents                  -              -               -          (1,249)
                                                                    -----------------------------------------------------------
 Net decrease in cash                                                    $    -          ($515)       $      -               -
 Cash, beginning of year                                                      -            515               -               -
                                                                   ------------------------------------------------------------
 Cash, end of period                                                     $    -         $    -        $      -        $      -
                                                                   ============================================================

                                                                           -----------------------------------------------
                                                                              Sun Gro                        Consolidated
                                                                             Sub-total       Eliminations        Total
                                                                           -----------------------------------------------
Cash provided by operating activities                                        $  5,591          $      -         $  13,796
                                                                            ----------------------------------------------
Cash flows from investing activities:
     Purchase of fixed assets, net                                             (2,201)                -           (10,337)
     Proceeds from sales of fixed assets                                          183                 -               183
     Acquisitions, net of cash                                                   (485)                -              (985)
                                                                           -----------------------------------------------
         Net cash used in investing activities                                 (2,503)                -           (11,139)
                                                                           -----------------------------------------------
Cash flows from financing activities:
     Repayments on revolving line of credit                                         -                 -            (2,350)
     Intercompany advances (repayments)                                          (560)                -                 -
     Proceeds from the issuance of long-term debt                                 279                 -               279
     Repayments of long-term debt                                                   -                 -                (5)
     Dividends received (paid)                                                 (1,558)                -                 -
     Repayments of notes receivables from stock sales                               -                 -               153
     Issuance of preferred and common stock                                         -                 -                 -
                                                                           -----------------------------------------------
         Net cash used in financing activities                                 (1,839)                0            (1,923)
                                                                           -----------------------------------------------

Effect of exchange rate changes on cash and cash equivalents                   (1,249)                -            (1,249)
                                                                           -----------------------------------------------

 Net decrease in cash                                                        $      -          $      _            (515)
 Cash, beginning of year                                                     $      -          $      _             515
                                                                           -----------------------------------------------
 Cash, end of period                                                         $      -          $      _         $  (515)
                                                                           ===============================================

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

  Overview

  General. Hines is one of the largest commercial nursery operations in North America, producing one of the broadest assortments of container-grown plants in the industry. The Company sells its nursery products primarily to the retail segment, which includes premium independent garden centers, as well as leading home centers and mass merchandisers, such as Home Depot, Lowe's, Wal-Mart, Kmart and Target. The Company is also the largest North American producer and marketer of sphagnum peat moss and professional peat-based growing mixes. The Company sells its peat-based products primarily to professional customers, including greenhouse growers, nursery growers and golf course developers. The Company believes that sales of its nursery products have been positively affected by societal and demographic trends, such as greater levels of home ownership, the aging of the American population and the increasing popularity of gardening. Recent trends in the retail distribution channel, such as the expansion of large "big box" retailers and their growing emphasis on the lawn and garden category, have increased consumer exposure to lawn and garden products. Management believes these trends have favorably impacted the Company and provide excellent opportunities for improved operating performance.

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

  Acquisitions. The Company has completed a number of recent acquisitions to expand and diversify its operations. In the three years ended December 31, 1998, the Company has completed five acquisitions. These acquisitions have and will continue to affect the period-to-period comparability of the operating results discussed below. The Company intends to pursue strategic acquisitions from time to time that increase its production capacity, broaden or complement its existing product lines, expand its geographic presence or offer operating synergies. The Company believes that the highly fragmented nature of the nursery and professional growing media industries presents it with a number of opportunities to make such acquisitions.

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


Results of Operations

Three Months Ended June 30, 1999 compared to Three Months Ended June 30, 1998

     Net sales. Net sales of $128.0 million for the three months ended June 30, 1999 increased $12.5 million, or 10.8%, from net sales of $115.5 million for the comparable period in 1998. The Company's sales of nursery products increased 9.5% from the comparable period in 1998. Nursery sales increased in all of the Company's regions and in the western region in particular, where demand had been adversely affected in 1998 by unseasonably wet weather attributable to El Nino.

     Net sales of the Company's peat moss and peat-based products for the three months ended June 30, 1999 increased by 17.0% from the comparable period in 1998. As occurred with nursery products, sales of peat-based products in the western United States recovered in 1999 after being negatively impacted during the second quarter of 1998 by unseasonably wet weather attributable to El Nino. New product introductions also contributed to an increase in sales during the second quarter of 1999.

     Gross profit. Gross profit of $64.3 million for the three months ended June 30, 1999 increased $5.9 million, or 10.1%, from gross profit of $58.4 million for the comparable period in 1998 as a result of higher sales levels at both the nursery and peat moss operations.

      As a percent of sales, gross margin decreased from 50.5% to 50.2% from the comparable period in 1998 primarily due to the effect of introductions of new products with lower margins at the Company's peat moss operations.

     Operating expenses. Operating expenses of $29.1 million for the three months ended June 30, 1999 increased $1.8 million, or 6.6%, from $27.3 million for the comparable period in 1998. The increase was primarily attributable to the significant increase in selling, promotion and distribution costs related to the Company's net sales increase for the period. Operating expenses as a percentage of net sales were reduced from 23.6% to 22.7% from the comparable period in 1998 primarily due to a reduction in general and administrative costs at the Company's peat moss operations, specifically, the consolidation of administration functions related to Lakeland Peat Moss, Ltd. ("Lakeland") which was acquired in April 1998. The ability to leverage operating expenses on higher sales volume also contributed to the reduction of operating expenses as a percentage of net sales.

     Operating income. Operating income of $35.2 million for the three months ended June 30, 1999 increased $4.1 million, or 13.2%, from $31.1 million for the comparable period in 1998 primarily as a result of sales and related gross profit increases. As a percentage of net sales, operating income improved to 27.5% from 26.9% for the comparable period in 1998, due primarily to reduced operating expenses as described above.

     Interest expense. Interest expense of $3.9 million for the three months ended June 30, 1999 decreased $2.4 million, or 38.1%, from $6.3 million for the comparable period in 1998. The reduction was primarily attributable to the redemption of $42.0 million of senior subordinated notes with a portion of the proceeds from the Company's initial public offering of common stock in June 1998.

     Provision for income taxes. The effective income tax rate was 37.9% and 40.3% for the three months ended June 30, 1999 and 1998, respectively.

     Net income.   Net income of $19.3 million for the three months ended June
30, 1999 increased $6.1 million, or 46.2%, from $13.2 million for the comparable period in 1998. Excluding the extraordinary loss on early extinguishment of debt of $1.4 million in the three months ended June 30, 1998, net income increased by $4.7 million, or 32.2%, from $14.6 million for the comparable period in 1998. The increase was primarily attributable to higher sales, higher operating income and lower interest expense as described above.

Six Months Ended June 30, 1999 compared to Six Months Ended June 30, 1998

     Net sales. Net sales of $187.4 million for the six months ended June 30, 1999 increased $23.7 million, or 14.5%, from net sales of $163.7 million for the comparable period in 1998. Sales from the Company's nursery operations increased 11.2% from the comparable period in 1998, with both the western and southern regions contributing significant growth. Increased volumes were largely attributable to continued expansion of key facilities in these regions, particularly the Houston operation, and to a recovery from the adverse effects of El Nino in 1998.

     Net sales of the Company's peat moss and peat-based products increased by 25.2% from the comparable period in 1998. This increase in net sales was attributable to the Company's acquisition of Lakeland, supplemented by internally generated growth from a mix line expansion at its eastern peat business and the introduction of new products.

     Gross profit. Gross profit of $94.3 million for the six months ended June 30, 1999 increased $11.3 million, or 13.6%, from gross profit of $83.0 million for the comparable period in 1998. The increase was primarily attributable to higher sales at both the Company's nursery and peat moss operations. As a percent of sales, gross margins decreased from 50.7% to 50.4% of net sales from the comparable period in 1998, primarily due to Lakeland's greater concentration of sales in the lower margin retail business, and the effect of introductions of new products with lower margins in the Company's peat business.

     Operating expenses. Operating expenses of $51.8 million for the six months ended June 30, 1999 increased $5.6 million, or 12.1%, from $46.2 million for the comparable period in 1998. The increase was primarily attributable to the significant investment in sales and management infrastructure required to support the Company's current and future growth. Operating expenses as a percentage of net sales decreased from 28.2% to 27.6% in the first six months of 1999, primarily due to the Company's ability to leverage operating expenses on higher sales volume.

     Operating income. Operating income of $42.6 million for the six months ended June 30, 1999 increased $5.7 million, or 15.4%, from $36.9 million for the comparable period in 1998 primarily as a result of sales and related gross profit increases, offset somewhat by increases in operating expenses. As a percentage of net sales, operating income improved to 22.7% from 22.5% due primarily to improved operating expense leverage more than offsetting a decrease in gross margins, as described above.

     Interest expense. Interest expense of $8.2 million for the six months ended June 30, 1999 decreased $3.8 million, or 31.7%, from $12.0 million for the comparable period in 1998. The reduction was primarily attributable to the redemption of $42.0 million of senior subordinated notes with a portion of the proceeds from the Company's initial public offering of common stock in June 1998.

     Provision for income taxes. The Company's effective income tax rate was 38.1% and 40.5% for the six months ended June 30, 1999 and 1998, respectively.

     Net income. Net income of $21.0 million for the six months ended June 30, 1999 increased $8.0 million, or 61.5%, from $13.0 million for the comparable period in 1998. Excluding the extraordinary loss on early extinguishment of debt of $1.4 million in the six months ended June 30, 1998, net income increased by $6.6 million, or 45.8%, from $14.4 million for the comparable period in 1998. The increase was primarily attributable to higher sales, higher operating income and lower interest expense as described above.

Liquidity and Capital Resources
-------------------------------

  The Company has historically satisfied its working capital requirements through operating cash flow. Due to the highly seasonal nature of its nursery operations, the Company historically borrows under its revolving credit facilities to fund peak needs.

  In conjunction with the Company's initial public offering in June 1998, the Company entered into a senior credit facility (the "Senior Credit Facility") with Bankers Trust Company, Bank of America, N.T. & S.A. and Harris Trust & Savings Bank. The Senior Credit Facility amended and restated the Company's previous senior credit facilities to provide for a new $50.0 million term loan and a $200.0 million revolving credit facility, increasing the Company's total borrowing capacity by $100.0 million. The revolving credit facility is comprised of a $100.0 million working capital facility and a $100.0 million acquisition facility. The Senior Credit Facility has a five-year term. The revolving credit facility and all other obligations under the Senior Credit Facility are secured by substantially all of the assets and common stock of Hines Nurseries and Sun Gro-U.S., as well as a pledge of 65% of the common stock of Sun Gro-Canada. The principal repayment schedule for the term loan is $2.5 million in 1999, $6.25 million in 2000, $11.25 million in 2001, $18.75 million in 2002 and $11.25 million in 2003. Amounts borrowed under the acquisition facility will convert into a term loan in 2000 and will begin to amortize thereafter. The Senior Credit Facility, among other things, limits the ability of Hines Nurseries and its subsidiaries to pay any dividends.

  In 1995, Hines Nurseries issued $120.0 million in aggregate principal amount of 11 3/4% senior subordinated notes due 2005 (the "Senior Subordinated Notes") to refinance certain indebtedness incurred in connection with the acquisition of Hines by Madison Dearborn Capital Partners and certain members of management.

As of June 30, 1999, $78.0 million in aggregate principal amount remains outstanding. The indenture pursuant to which the Senior Subordinated Notes were issued imposes a number of restrictions on Hines Nurseries and Sun Gro-U.S. The indenture limits, among other things, their ability to incur additional indebtedness, to make certain restricted payments (including dividends to Hines), to make certain asset dispositions, to incur certain liens and to enter into certain significant transactions. In addition, breach of a material term of the indenture or any other material indebtedness that results in the acceleration of such indebtedness would trigger an event of default under the Senior Credit Facility, causing all amounts owing thereunder to become immediately due and payable. The Senior Credit Facility imposes a number of similar and certain additional restrictions (including financial covenants) on Hines Nurseries and its subsidiaries.

  The seasonal nature of the Company's operations results in a significant increase in certain components of working capital (primarily accounts receivable) during the growing and selling cycles. Net cash provided by operating activities for the six months ended June 30, 1999, of $13.8 million increased $0.9 million, from $12.9 million for the comparable period in 1998. This increase is attributable to the increased net income (and adjustments to reconcile net income to net cash) but was offset principally by increased accounts receivable levels as a result of the Company's increased sales.

  Net cash used in investing activities during the six months ended June 30, 1999 decreased $15.2 million to $11.1 million from $26.3 million for the comparable period in 1998. The decrease was primarily due to the Company's purchase of Lakeland during the six months ended June 30, 1998 with no significant acquisitions during the comparable period for 1999.

  Net cash provided by (used in) financing activities during the six months ended June 30, 1999 decreased $18.3 million to $(2.0) million from $16.3 million for the comparable period in 1998. The decrease was primarily associated with proceeds of the Offering, which occurred during the six months ended June 30, 1998 less redemption or repayment of certain notes and secured debt at that time.

  The Company typically draws under its revolving credit facilities in the first and fourth quarters to fund its inventory buildup of nursery products and seasonal operating expenses. Approximately 80% of the sales of Hines Nurseries occur in the first half of the year, generally allowing the Company to reduce borrowings under its revolving credit facilities in the second and third quarters. Working capital requirements for the Company's peat moss operations are less seasonal in nature, with slight inventory buildups generally occurring in the third and fourth quarters. On July 31, 1999, the Company had unused borrowing capacity of $81.0 million and $ 86.75 million under its acquisition revolver and working capital revolver, respectively, within the Senior Credit Facility.

  As a result of the Company's ability to deduct its growing costs under the farming exception, the Company has generally not been required to pay cash income taxes in recent years and has generated net operating losses for federal income tax purposes. Even with the benefits of the farming exception, the Company may nonetheless be required to pay cash income taxes in future years after use, loss or expiration of its tax net operating loss carry forwards.
Such cash income taxes could also result from increased taxable income due to, among other reasons: (1) reduction in the Company's deduction for interest expense resulting from the Company's repayment of indebtedness with the proceeds of the Offering, (2) any slowdown in, or elimination of, future growth in the Company's inventory of growing plants, or (3) limits on the Company's ability to use net operating loss carryforwards to offset all of its tax liability under the alternative minimum tax system.

  The Company's capital expenditures were approximately $10.3 million for the six months ended June 30, 1999. The capital expenditures for Hines Nurseries ($8.1 million) related primarily to the development of additional nursery acreage, and the purchase of nursery-related structures, vehicles, machinery and equipment. The capital expenditures for Sun Gro ($2.2 million) related primarily to peat bog development and the purchase of peat bog harvesting and processing equipment. The Company's capital expenditures for 1999 are expected to be approximately $29.0 million.

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


Year 2000 Compliance
--------------------

  The Company has instituted a program ("Year 2000 Compliance Program") to determine whether its computerized information systems are able to interpret dates beyond the year 1999 and has implemented programming modifications to its main operational and financial reporting systems that will address these issues. All modified programming is currently operational and testing has been completed. The financial systems of companies recently acquired by the Company may not be entirely Year 2000 compliant.

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

  The Company relies on third party suppliers for finished goods, raw materials, water, other utilities, transportation and a variety of other key services. The Company is evaluating the status of suppliers with whom it has a material relationship through confirmation and follow-up procedures and expects this phase to be completed by October 1999.

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

                          PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

  The Company held its Annual Meeting of Stockholders on May 27, 1999 at which the stockholders of the Company elected six directors and ratified the appointment of PricewaterhouseCoopers LLP as the Company's independent public accountants for the 1999 fiscal year.

  The following individuals were elected as directors and received the number of votes indicated below:

Name of Nominee          Votes For      Against   Abstentions
--------------------     ----------     -------   -----------
Douglas D. Allen         16,396,651       6,700        0
Ronald A. Pierre         16,396,651       6,700        0
Thomas R. Reusche        16,396,651       6,700        0
James R. Tennant         16,396,651       6,700        0
Stephen P. Thigpen       16,396,651       6,700        0
Paul R. Wood             16,396,651       6,700        0

  For the ratification of PricewaterhouseCoopers LLP as the Company's independent public accountants, 16,398,851 votes were cast in favor, 600 votes were cast against and there were 3,900 abstentions.

Item 6.   Exhibits and Reports on Form 8-K

          Exhibit 27.1 Financial Data Schedule

Items 1, 2, 3 and 5 are not applicable and have been omitted.

                                   SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        HINES HORTICULTURE, INC.
                                        (Registrant)



                                        By:  /s/ Claudia M. Pieropan
                                             -------------------------------
                                             Claudia M. Pieropan
                                             Chief Financial Officer
                                             (Principal financial officer
                                             and duly authorized officer)



Date:  August 8, 1999