Form 10-Q
period 1999-09-30
HINES HORTICULTURE INC
filed 1999-11-15
CIK 1003515

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q

                                  (Mark One)
   (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
                   For the quarter ended September 30, 1999

   (_)  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

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

                                Yes (X)  No( )

As of October 31, 1999 there were 22,072,549 shares of Common Stock, par value $0.01 per share, outstanding.

================================================================================

                           HINES HORTICULTURE, INC.

                                     Index

                         Part I. Financial Information

Item 1.   Financial Statements                                       Page No.
                                                                     --------
          Consolidated Balance Sheets as of
          September 30, 1999 and December 31, 1998                      1

          Consolidated Statements of Operations for the
          Three Months and Nine Months Ended
          September 30, 1999 and 1998                                   3

          Consolidated Statements of Cash Flows for the
          Nine Months Ended September 30, 1999 and 1998                 4

          Notes to the Consolidated Financial Statements                5

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                     16

Item 3.   Quantitative and Qualitative Disclosures About Market Risk    25


                           Part II. Other Information


Item 6.   Exhibits and Reports on Form 8-K                              25

          Signature                                                     26

Note: Items 1, 2, 3, 4 and 5 of Part II are omitted because they are not applicable.

                            HINES HORTICULTURE, INC
                          CONSOLIDATED BALANCE SHEETS
                   September 30, 1999 and December 31, 1998
                            (Dollars in thousands)



ASSETS                                                   September 30,          December 31,
------                                                       1999                  1998
                                                         -------------          ------------
                                                          (Unaudited)
CURRENT ASSETS:
      Cash                                                    $      -              $    515
      Accounts receivable, net of allowance for
        doubtful accounts of $1,615 and $1,224                  41,304                26,741
      Inventories                                              127,586               118,126
      Prepaid expenses and other current assets                  3,881                 2,326
                                                              --------              --------

                            Total current assets               172,771               147,708

FIXED ASSETS, net of accumulated depreciation
   and depletion of $35,560 and $29,221                        166,613               125,417

DEFERRED FINANCING EXPENSES, net of
   accumulated amortization of $1,797 and $1,235                 3,515                 4,077

GOODWILL, net of accumulated amortization                       59,524                37,908
                                                              --------              --------
   of $3,725 and $2,675
                                                              $402,423              $315,110
                                                              ========              ========

 The accompanying notes are an integral part of these consolidated financial statements

                           HINES HORTICULTURE, INC.
                          CONSOLIDATED BALANCE SHEETS
                   September 30, 1999 and December 31, 1998
                            (Dollars in thousands)

LIABILITIES AND SHAREHOLDERS' EQUITY                     September 30,         December 31,
------------------------------------                         1999                  1998
                                                         -------------         ------------
                                                          (Unaudited)

CURRENT LIABILITIES:
      Accounts payable                                        $ 16,062              $  9,388
      Accrued liabilities                                        7,456                 6,351
      Accrued payroll and benefits                               8,944                 6,156
      Accrued interest                                           3,263                   751
      Long-term debt, current portion                            6,743                 3,066
      Borrowings on revolving credit facility                    9,900                30,850
      Deferred income taxes                                     48,021                39,389
                                                              --------              --------

                       Total current liabilities               100,389                95,951

LONG-TERM DEBT                                                 202,904               145,633

DEFERRED INCOME TAXES                                           24,084                10,204

SHAREHOLDERS' EQUITY:
      Common Stock
      Authorized - 60,000,000 shares  $.01 par value;
      Issued and outstanding - 22,072,549 shares
      at September 30, 1999 and December 31, 1998                  221                   221

      Additional paid-in capital                               127,944               127,992
      Notes receivable from stock sales                           (173)                 (326)
      Deficit                                                  (45,957)              (64,565)
      Accumulated other comprehensive income                    (6,989)                    -
                                                              --------              --------

                      Total shareholders' equity                75,046                63,322
                                                              --------              --------

                                                              $402,423              $315,110
                                                              ========              ========

 The accompanying notes are an integral part of these consolidated financial statements

                            HINES HORTICULTURE, INC
                     CONSOLIDATED STATEMENTS OF OPERATIONS
        Three Months and Nine Months Ended September 30, 1999 and 1998
                 (Dollars in thousands except per share data)
                                  (Unaudited)

                                                          Three Months Ended September 30,        Nine Months Ended September 30,
                                                         ---------------------------------      ----------------------------------
                                                             1999                  1998               1999                1998
                                                         -----------           ------------     -------------         ------------
Sales, net                                               $    45,509           $    36,699        $   232,862         $   200,414
Cost of goods sold                                            23,347                17,478            116,366              98,171
                                                         -----------           -----------        -----------         -----------

  Gross profit                                                22,162                19,221            116,496             102,243
                                                         -----------           -----------        -----------         -----------

Selling and distribution expenses                             14,168                12,188             50,423              44,308
General and administrative expenses                            7,309                 5,589             22,835              19,641
                                                         -----------           -----------        -----------         -----------
  Total operating expenses                                    21,477                17,777             73,258              63,949
                                                         -----------           -----------        -----------         -----------

  Operating income                                               685                 1,444             43,238              38,294
                                                         -----------           -----------        -----------         -----------

Other expenses
  Interest                                                     4,424                 3,562             12,582              15,606
  Amortization of deferred financing expenses                    187                   246                562                 864
                                                         -----------           -----------        -----------         -----------
                                                               4,611                 3,808             13,144              16,470
                                                         -----------           -----------        -----------         -----------

Income (loss) before provision for                            (3,926)               (2,364)            30,094              21,824
   (benefit from) income taxes

Income tax provision (benefit)                                (1,493)                 (947)            11,485               8,844
                                                         -----------           -----------        -----------         -----------

Income (loss) before extraordinary item                       (2,433)               (1,417)            18,609              12,980

Extraordinary item, net of tax benefit                             -                 3,027                  -               4,406
                                                         -----------           -----------        -----------         -----------

Net income (loss)                                             (2,433)               (4,444)            18,609               8,574

Less: Preferred stock dividends and warrant accretion              -                     -                  -              (5,609)
                                                         -----------           -----------        -----------         -----------

Net income (loss) applicable to common stock             $    (2,433)          $    (4,444)       $    18,609         $     2,965
                                                         ===========           ===========        ===========         ===========

Basic earnings per share:
  Income (loss) before extraordinary item                $     (0.11)          $     (0.06)       $      0.84         $      0.58
  Extraordinary item                                     $      0.00           $     (0.14)       $      0.00         $     (0.35)
                                                         -----------           -----------        -----------         -----------
  Net income (loss) per common share                     $     (0.11)          $     (0.20)       $      0.84         $      0.23
                                                         ===========           ===========        ===========         ===========

Diluted earnings per share:
  Income (loss) before extraordinary item                $     (0.11)                (0.06)       $      0.84         $      0.57
  Extraordinary item                                     $      0.00           $     (0.14)       $      0.00         $     (0.34)
                                                         -----------           -----------        -----------         -----------
  Net income (loss) per common share                     $     (0.11)          $     (0.20)       $      0.84         $      0.23
                                                         ===========           ===========        ===========         ===========

Weighted average shares outstanding--Basic                22,072,549            22,072,549         22,072,549          12,759,582
                                                         ===========           ===========        ===========         ===========
Weighted average shares outstanding--Diluted              22,072,549            22,072,549         22,072,549          13,088,559
                                                         ===========           ===========        ===========         ===========


  The accompanying notes are an integral part of these consolidated financial statements

                            HINES HORTICULTURE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 Nine Months Ended September 30, 1999 and 1998
                            (Dollars in thousands)
                                  (Unaudited)

                                                           Nine Months Ended              Nine Months Ended
                                                             September 30,                  September 30,
                                                                 1999                          1998
                                                           -----------------             ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                        $ 18,609                      $   8,574
  Adjustments to reconcile net income to
  net cash provided by operating activities -
     Depreciation, depletion and amortization                          8,952                          7,516
     Amortization of deferred financing costs                            562                            864
     Loss on early extinguishment of debt                                  -                          7,417
     Deferred income taxes                                            12,481                          4,065
     (Gain) loss on sale of fixed assets                                (104)                           234
                                                                    --------                      ---------
                                                                    $ 40,500                      $  28,670

Change in working capital accounts, net of effect of
 acquisitions:
  Accounts receivable                                                (10,073)                        (4,967)
  Inventories                                                         (3,016)                         1,171
  Prepaid expenses and other current assets                             (115)                          (797)
  Accounts payable and accrued liabilities                             9,689                          6,461
                                                                    --------                      ---------
     Net cash provided by operating activities                        36,985                         30,538
                                                                    --------                      ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of fixed assets                                           (15,325)                       (11,681)
  Proceeds from sale of fixed assets                                     250                            295
  Acquisitions, net of cash                                          (61,431)                       (19,929)
                                                                    --------                      ---------
     Net cash used in investing activities                           (76,506)                       (31,315)
                                                                    --------                      ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Borrowings on revolving line of credit                              70,283                        151,548
  Repayments on revolving line of credit                             (91,233)                      (183,850)
  Proceeds from the issuance of long-term                             60,961                         83,961
  debt
  Repayments of long-term debt                                            (5)                      (103,723)
  Deferred financing costs                                                 -                         (3,000)
  Penalty on early payment of subordinated                                 -                         (3,841)
  notes
  Repayments of notes receivable from stock                              153                            572
  sales
  Issuance of preferred and common stock                                 (49)                        56,567
                                                                    --------                      ---------
     Net cash provided by (used in) financing                         40,110                         (1,766)
       activities                                                   --------                      ---------

  Effect of exchange rate changes on cash                             (1,104)                             -
    and cash equivalents                                            --------                      ---------

NET DECREASE IN CASH                                                    (515)                        (2,543)

CASH, beginning of period                                                515                          2,543
                                                                    --------                      ---------
CASH, end of period                                                 $      -                      $       -
                                                                    ========                      =========

Supplemental disclosure of cash flow information:
  Cash paid for interest, net of capitalized                        $  9,747                      $  11,074
    interest of $343 and $543
  Cash paid for income taxes                                        $    142                      $     113

  The accompanying notes are an integral part of these consolidated financial statements

                           HINES HORTICULTURE, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Dollars in thousands)
                          SEPTEMBER 30, 1998 AND 1999
                                  (UNAUDITED)

1.   Description of Business
     -----------------------

     Hines Horticulture, Inc. ("Hines") produces and distributes horticultural products through its two operating divisions, Hines Nurseries and Sun Gro Horticulture ("Sun Gro"). On June 12, 1998, Hines succeeded to the business of Hines Holdings, Inc., a Nevada corporation, as a result of the merger of Hines Holdings, Inc. into Hines, the purpose of which was to change the Company's name and jurisdiction of incorporation. The business of Hines is currently conducted through Hines Nurseries, Inc. (formerly Hines Horticulture, Inc.) ("Hines Nurseries") and the business of Sun Gro is currently conducted through Sun Gro Horticulture Inc. ("Sun Gro-U.S."), Sun Gro Horticulture Canada Ltd. ("Sun Gro-Canada"), and Sun Gro-Canada's direct and indirect Canadian subsidiaries. Hines and Sun Gro are collectively referred to as the "Company."

     Hines Nurseries is a leading national supplier of ornamental, container-grown plants with nursery facilities located in California, New York, Oregon, Pennsylvania, South Carolina and Texas. Hines Nurseries markets its products to retail customers throughout the United States.

     Sun Gro produces, markets and distributes peat and bark-based horticulture products for both retail and professional customers. Sun Gro markets its products in North America and various international markets with production facilities located in Canada and the United States.

2.   Unaudited Financial Information
     -------------------------------

     The unaudited financial information furnished in this report, in the opinion of management, reflects all adjustments (consisting of only normal recurring adjustments) which are necessary to state fairly the consolidated financial position, results of operations and cash flows of the Company as of and for the periods indicated. The Company presumes that users of the interim financial information in this report have read or have access to the Company's audited consolidated financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation, except in regard to material contingencies or recent significant events, may be determined in that context. Accordingly, footnote and other disclosures which would substantially duplicate the disclosures contained in the Form 10-K filed on March 26, 1999 by Hines Horticulture, Inc. under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), have been omitted. The financial information herein is not necessarily representative of a full year's operations.

3.   Earnings Per Share
     ------------------

     There were no differences between the numerators and denominators for basic and diluted earnings per share for the three months and nine months ended September 30, 1999 as common stock equivalents have been excluded from the earnings per share calculation because the effect would be anti-dilutive. There were no dilutive common stock equivalents outstanding during the three months ended September 30, 1998. A reconciliation of the numerators and denominators of basic and diluted earnings per share for the nine months ended September 30, 1998 is as follows:

                                                              Nine Months Ended September 30,
                                                      ---------------------------------------------
                                                                         1998
                                                      ---------------------------------------------

                                                        Income            Shares          Per-Share
                                                      (Numerator)      (Denominator)        Amount
                                                      ----------       ------------       ---------

Income before extraordinary item                       $12,980
Less: Preferred stock dividends                         (5,609)
                                                       -------


Basic EPS
Income available to common stockholders                  7,371             12,760            $0.58
                                                                                             =====
Effect of Dilutive Securities
Warrants                                                    40                292
Convertible Notes                                           18                 37
                                                       -------             ------

Diluted EPS
Income available to common stockholders plus
 assumed conversions                                   $ 7,429             13,089            $0.57
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

5.   Reporting Comprehensive Income
     ------------------------------

     In 1999, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 established new rules for the reporting and display of comprehensive income and its components in the financial statements. Comprehensive income includes all changes in equity during a period except those resulting from investments by and distributions to the Company's stockholders. The Company's comprehensive income is composed of cumulative foreign currency translation adjustments. The adoption of SFAS 130 had no effect on the Company's consolidated results of operations, financial position or cash flows. The components of comprehensive income during the three and nine months ended September 30, 1999 and 1998, were as follows:

                                    Three Months Ended September 30,             Nine Months Ended September 30,
                              ---------------------------------------     --------------------------------------------
                                  1999                     1998                 1999                      1998
                               -------                  -------              -------                    ------
Net (loss) income              ($2,433)                 ($4,444)             $18,609                    $2,965
Cumulative foreign
 currency translation             (103)                       -               (6,989)                        -
 adjustments                   -------                  -------              -------                    ------

Comprehensive (loss) income    ($2,536)                 ($4,444)             $11,620                    $2,965
                               =======                  =======              =======                    ======

6.  Acquisitions
    ------------

    During the three months ended September 30, 1999, the Company made three acquisitions, all of which have been accounted for under the purchase method for accounting purposes. Accordingly, the purchase prices were allocated to certain assets and liabilities based on their respective fair market values. The excess of the purchase price over the estimated fair market value of the net assets acquired relating to each transaction was accounted for as goodwill. Amounts allocated to goodwill are being amortized on a straight-line basis over twenty years. Certain of the purchase agreements include provisions to adjust the purchase price subject to the occurrence of certain future conditions. The Company does not believe that the final purchase price allocations will differ significantly from the preliminary purchase price allocations recorded at September 30, 1999. The funds used for the acquisitions were provided by the Company's existing acquisition facility. The consolidated financial statements include the operating results of each acquisition from the date of acquisition.

    On August 2, 1999, the Company entered into a stock purchase agreement to acquire all of the outstanding capital stock of Strong Lite, Inc. ("Strong Lite"), a producer and marketer of bark-based growing media. The total acquisition price was approximately $13.5 million, which resulted in goodwill of approximately $6.6 million.

    On August 23, 1999, the Company acquired certain assets (primarily inventory and fixed assets) relating to the bark-based growing media business of Pro-Gro Products, Inc. and related companies ("Pro Gro"). The total acquisition price was approximately $16.6 million, which resulted in goodwill of approximately $11.9 million.

    On September 9, 1999, the Company entered into a stock purchase agreement to acquire all of the outstanding capital stock of Atlantic Greenhouses, Inc. ("Atlantic"), a specialized producer of florist quality, flowering potted plants and annual bedding plants. The total acquisition price was approximately $30.3 million, which resulted in goodwill of approximately $3.3 million.

7.   Segment Information and Guarantor/Non-Guarantor Disclosures
     -----------------------------------------------------------

     In 1998, Hines adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 supersedes SFAS 14, "Financial Reporting for Segments of a Business Enterprise", replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. The adoption of SFAS 131 had no effect on the Company's consolidated results of operations, financial position or cash flows. SFAS 131 did, however, require the disclosure of segment information, which is incorporated as part of the following information. The Company operates in two segments: 1) the nursery segment and 2) the growing media segment.

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

     The following consolidating information shows (a) Hines on a parent company basis only as the parent guarantor (carrying its investment in its subsidiary under the equity method), (b) Hines Nurseries as the issuer (carrying its investment in its subsidiary under the equity method), (c) Sun Gro-U.S. as subsidiary guarantor (carrying its investment in Sun Gro-Canada under the equity method), (d) Sun Gro-Canada and its direct and indirect subsidiaries, as subsidiary non guarantors, (e) eliminations necessary to arrive at the information for the parent guarantor and its direct and indirect subsidiaries on a consolidated basis and (f) the parent guarantor on a consolidated basis, as follows:

     . Consolidating balance sheets as of September 30, 1999 and December 31, 1998 (unaudited);

     . Consolidating statements of operations (unaudited) for the three months and nine months ended September 30, 1999 and 1998; and

     . Consolidating statements of cash flows (unaudited) for the nine months ended September 30, 1999 and 1998.

  Consolidating Balance Sheet
  As of September 30, 1999
  (Dollars in thousands)

                                  -------------------------------------------------------------------------------------------------
                                                 Nursery               Growing Media Segment
                                                 Segment
                                  -------------------------------------------------------------------------------------------------
                                     Hines                    Sun Gro       Sun Gro Canada
                                  Horticulture    Hines         U.S.         (Subsidiary
                                   (Parent      Nurseries   (Subsidiary          Non-        Sun Gro                   Consolidated
                                  Guarantor)     (Issuer)    Guarantor)      Guarantors)    Sub-total   Eliminations       Total
                                  -------------------------------------------------------------------------------------------------
     ASSETS
     ------
Current assets:
  Cash                            $      -      $      -        $               $     -      $      -       $      -       $      -
  Accounts receivable, net               -        24,358         14,258           2,688        16,946              -         41,304
  Inventories                            -       111,791          7,474           8,321        15,795              -        127,586
  Prepaid expenses and other
   current assets                        -         1,180          1,639           1,062         2,701              -          3,881
  Deferred income taxes                 24            20          1,041           1,006         2,047         (2,091)             -
                                  -------------------------------------------------------------------------------------------------
    Total current assets          $     24      $137,349        $24,412         $13,077      $ 37,489        ($2,091)      $172,771
                                  -------------------------------------------------------------------------------------------------

Fixed assets, net                        -        97,062         12,701          56,850        69,551              -        166,613
Deferred financing expenses,
 net                                     -         3,515              -               -             -              -          3,515
Goodwill, net                            -        39,962         18,850             712        19,562              -         59,524
Deferred income taxes                    -        14,508              -               -             -        (14,508)             -
Investments in subsidiaries         84,785         7,919          6,323               -         6,323        (99,027)             -
                                  -------------------------------------------------------------------------------------------------
                                  $ 84,809      $300,315        $62,286         $70,639      $132,925      ($115,626)      $402,423
                                  =================================================================================================

  LIABILITIES AND SHAREHOLDERS' EQUITY
  ------------------------------------

Current liabilities:
  Accounts payable                $      -      $  8,599        $ 3,750         $ 3,713      $  7,463       $      -       $ 16,062
  Accrued liabilities                    -         3,544          2,844           1,068         3,912              -          7,456
  Accrued payroll and benefits           -         7,219            649           1,076         1,725              -          8,944
  Accrued interest                       -         3,006            257               -           257              -          3,263
  Long-term debt, current portion        -         4,694              -           2,049         2,049              -          6,743
  Revolving line of credit               -         9,900              -               -             -              -          9,900
  Deferred income taxes                  -        50,112              -               -             -         (2,091)        48,021
  Intercompany accounts              9,763       (34,013)         9,677          14,573        24,250              -              -
                                  -------------------------------------------------------------------------------------------------
    Total current liabilities        9,763        53,061         17,177          22,479        39,656         (2,091)       100,389
                                  -------------------------------------------------------------------------------------------------

Long-term debt                           -       154,500         30,150          18,254        48,404              -       $ 18,062
Deferred income taxes                    -        14,228          5,281          19,083        24,364         14,508)         7,466

Shareholders' equity:
  Common stock                         221        17,971         11,414           4,500        15,914        (33,885)           221
  Additional paid in capital       127,944        21,362          5,889           1,777         7,666        (29,028)       127,944
  Notes receivable from stocks        (173)            -              -               -             -              -           (173)
  Retained earnings (deficit)      (45,957)       39,193         (7,625)         11,535         3,910        (43,103)       (45,957)
  Accumulated other
   comprehensive income             (6,989)            -                         (6,989)       (6,989          6,989         (6,989)
                                  -------------------------------------------------------------------------------------------------
      Total shareholders' equity    75,046        78,526          9,678          10,823        20,501        (99,027)        75,046
                                  -------------------------------------------------------------------------------------------------
                                  $ 84,809      $300,315        $62,286         $70,639      $132,925      ($115,626)      $402,423
                                  =================================================================================================

  Consolidating Balance Sheet
  As of December 31, 1998
  (Dollars in thousands)

                                                  Nursery              Growing Media Segment
                                                  Segment
                                 --------------------------------------------------------------------------------------------------
                                      Hines                    Sun Gro     Sun Gro Canada
                                   Horticulture    Hines         U.S.       (Subsidiary
                                     (Parent     Nurseries   (Subsidiary       Non-          Sun Gro                  Consolidated
                                    Guarantor)    (Issuer)    Guarantor)    Guarantors)     Sub-total   Eliminations     Total
                                 --------------------------------------------------------------------------------------------------
     ASSETS
     ------
Current assets:
 Cash                              $      -      $     515   $       -       $       -      $      -    $       -      $      515
 Accounts receivable, net                 -          9,164       14,526          3,051        17,577            -          26,741
 Inventories                              -        108,235        2,696          7,195         9,891            -         118,126
 Prepaid expenses and other
  current assets                          -          1,124          558            644         1,202            -           2,326
 Deferred income taxes                   32             20          957            963         1,920       (1,972)              -
                                   ----------------------------------------------------------------------------------------------
     Total current assets          $     32      $ 119,058   $   18,737      $  11,853      $ 30,590    $  (1,972)     $  147,708
                                   ----------------------------------------------------------------------------------------------
Fixed assets, net                         -         56,198        6,067         63,152        69,219            -         125,417
Deferred financing expenses, net          -          4,077            -              -             -            -           4,077
Goodwill, net                             -         37,116            -            792           792            -          37,908
Deferred income taxes                     -         14,508            -              -             -      (14,508)              -
Investments in subsidiaries          66,188         12,149       12,194              -        12,194      (90,531)              -
                                   ----------------------------------------------------------------------------------------------
                                   $ 66,220      $ 243,106   $   36,998      $  75,797      $112,795    $(107,011)     $  315,110
                                   ==============================================================================================

   LIABILITIES AND SHAREHOLDERS' EQUITY
   ------------------------------------

Current liabilities:
 Accounts payable                  $      -      $   3,982   $    1,872      $   3,534    $    5,406    $        -     $    9,388
 Accrued liabilities                      -          1,638        3,637          1,076         4,713             -          6,351
 Accrued payroll and benefits             -          4,790          718            648         1,366             -          6,156
 Accrued interest                         -            751            -              -             -             -            751
 Long-term debt, current portion          -          2,066            -          1,000         1,000             -          3,066
 Revolving line of credit                 -         30,850            -              -             -             -         30,850
 Deferred income taxes                    -         41,361            -              -             -        (1,972)        39,389
 Intercompany accounts                2,898        (33,577)      13,366         17,313        30,679             -              -
                                   ----------------------------------------------------------------------------------------------
    Total current liabilities         2,898         51,861       19,593         23,571        43,164        (1,972)        95,951
                                   ----------------------------------------------------------------------------------------------

Long-term debt                            -        126,633            -         19,000        19,000             -        145,633
Deferred income taxes                     -          4,683        3,497         16,532        20,029       (14,508)        10,204
Shareholders' equity:
 Common stock                           221         17,971       11,414          4,500        15,914       (33,885)           221
 Additional paid in capital         127,992         21,362        5,889          1,777         7,666       (29,028)       127,992
 Notes receivable from stock sales     (326)             -            -              -             -             -           (326)
 Retained earnings (deficit)        (64,565)        20,596       (3,395)        10,417         7,022       (27,618)       (64,565)
                                   ----------------------------------------------------------------------------------------------
    Total shareholders' equity       63,322         59,929       13,908         16,694        30,602       (90,531)        63,322
                                   ----------------------------------------------------------------------------------------------
                                   $ 66,220      $ 243,106   $   36,998      $  75,797    $  112,795    $ (107,011)    $  315,110
                                   ==============================================================================================

Consolidating Statement of Operations
For the nine month period ended September 30, 1999
(Dollars in thousands)

                                       ---------------------------------------------------------------------------------------------
                                                       Nursery         Growing Media Segment
                                                       Segment
                                       ---------------------------------------------------------------------------------------------
                                          Hines                     Sun Gro     Sun Gro Canada
                                       Horticulture     Hines         U.S.      (Subsidiary
                                          (Parent     Nurseries   (Subsidiary       Non-        Sun Gro                 Consolidated
                                        Guarantor)     (Issuer)    Guarantor)    Guarantors)    Sub-total  Eliminations     Total
                                       ---------------------------------------------------------------------------------------------
Sales, net                                 $      -    $157,743     $61,730        $27,806       $89,536    $(14,417)      $232,862
Cost of goods sold                                -      82,025      32,483         16,275        48,758     (14,417)       116,366
                                       ---------------------------------------------------------------------------------------------
   Gross Profit                                   -      75,718      29,247         11,531        40,778           -        116,496
Operating expenses                                -      42,245      23,219          7,794        31,013           -         73,258
                                       ---------------------------------------------------------------------------------------------
   Operating income                               -      33,473       6,028          3,737         9,765           -         43,238
                                       ---------------------------------------------------------------------------------------------
Other expenses:
   Interest                                     (20)     10,968         678            956         1,634           -         12,582
   Interest - intercompany                        -      (1,088)        928            160         1,088           -              -
   Amortization of deferred financing
   expenses, other                          (18,597)     (3,755)     (1,119)             0        (1,119)     24,033            562
                                       ---------------------------------------------------------------------------------------------
                                            (18,617)      6,125         487          1,116         1,603      24,033         13,144
                                       ---------------------------------------------------------------------------------------------
Income before provision for income
   taxes                                     18,617      27,348       5,541          2,621         8,162     (24,033)        30,094
Income tax provision                              8       8,751       1,224          1,502         2,726           -         11,485
                                       ---------------------------------------------------------------------------------------------
Net income                                $  18,609    $ 18,597     $ 4,317        $ 1,119       $ 5,436    $(24,033)      $ 18,609
                                       =============================================================================================

Guarantor/Non-guarantor Disclosures - (Continued)

Consolidating Statement of Operations
For the three month period ended September 30, 1999
(Dollars in thousands)

                                       ---------------------------------------------------------------------------------------------
                                                       Nursery         Growing Media Segment
                                                       Segment
                                       ---------------------------------------------------------------------------------------------
                                          Hines                     Sun Gro     Sun Gro Canada
                                       Horticulture     Hines         U.S.      (Subsidiary
                                          (Parent     Nurseries   (Subsidiary       Non-        Sun Gro                 Consolidated
                                        Guarantor)     (Issuer)    Guarantor)    Guarantors)    Sub-total  Eliminations     Total
                                       ---------------------------------------------------------------------------------------------
Sales, net                                $      -     $ 24,346       $17,250        $ 7,498     $24,748       ($3,585)   $ 45,509
Cost of goods sold                               -       13,833         9,017          4,082      13,099        (3,585)     23,347
                                       --------------------------------------------------------------------------------------------
   Gross Profit                                  -       10,513         8,233          3,416      11,649             -      22,162
Operating expenses                               -       11,376         7,491          2,610      10,101             -      21,477
                                       --------------------------------------------------------------------------------------------
   Operating income                              -         (863)          742            806       1,548             -         685
                                       --------------------------------------------------------------------------------------------
Other expenses:
   Interest                                      -        3,707           393            324         717             -       4,424
   Interest - intercompany                       -         (312)          209            103         312             -           -
   Amortization of deferred financing
   expenses, other                           2,433         (134)         (228)             0        (228)       (1,884)        187
                                        -------------------------------------------------------------------------------------------
                                             2,433        3,261           374            427         801        (1,884)      4,611
                                        -------------------------------------------------------------------------------------------
Income before provision for income taxes    (2,433)      (4,124)          368            379         747         1,884      (3,926)
Income tax provision                             -       (1,691)           47            151         198             -      (1,493)
                                        -------------------------------------------------------------------------------------------
Net income                                 $(2,433)     $(2,433)      $   321        $   228     $   549     $   1,884     $(2,433)
                                        ===========================================================================================

Consolidating Statement of Operations
For the nine month period ended September 30, 1998
(Dollars in thousands)

                                  --------------------------------------------------------------------------------------------------
                                                  Nursery              Growing Media Segment
                                                  Segment
                                  --------------------------------------------------------------------------------------------------
                                     Hines                     Sun Gro     Sun Gro Canada
                                   Horticulture    Hines         U.S.       (Subsidiary
                                    (Parent      Nurseries   (Subsidiary      Non-        Sun Gro                    Consolidated
                                   Guarantor)     (Issuer)   Guarantor)    Guarantors)   Sub-total   Eliminations        Total
                                 ---------------------------------------------------------------------------------------------------
Sales, net                         $     -         $138,877       52,444        $22,635     $75,079      $(13,542)      $200,414
Cost of goods sold                       -           70,960       26,888         13,865      40,753       (13,542)        98,171
                                 ---------------------------------------------------------------------------------------------------
   Gross Profit                          -           67,917       25,556          8,770      34,326             -        102,243
Operating expenses                       9           37,277       21,793          4,870      26,663             -         63,949
                                 ---------------------------------------------------------------------------------------------------
   Operating income                     (9)          30,640        3,763          3,900       7,663             -         38,294
                                 ---------------------------------------------------------------------------------------------------
Other expenses:
   Interest                             46           14,301          421            838       1,259             -         15,606
   Interest - intercompany               -           (1,189)       1,030            159       1,189             -              -
   Amortization of deferred
   financing  expenses, other       (8,607)          (1,649)          40            151         191        10,929            864
                                 ---------------------------------------------------------------------------------------------------
                                    (8,561)          11,463        1,491          1,148       2,639        10,929         16,470
                                 ---------------------------------------------------------------------------------------------------

Income before provision for
(benefit from) income taxes          8,552           19,177        2,272          2,752       5,024       (10,929)        21,824
Income tax provision (benefit)         (22)           6,743        2,396           (273)      2,123             -          8,844
                                 ---------------------------------------------------------------------------------------------------
Net income before extraordinary
items                                8,574           12,434         (124)         3,025       2,901       (10,929)        12,980
Extraordinary items, net of tax          -            3,827          124            455         579             -          4,406
                                 ---------------------------------------------------------------------------------------------------
Net income                         $ 8,574         $  8,607        $(248)       $ 2,570     $ 2,322      $(10,929)      $  8,574
                                 ===================================================================================================

Guarantor/Non-guarantor Disclosures - (Continued)

Consolidating Statement of Operations
For the three month period ended September 30, 1998
(Dollars in thousands)

                                  -------------------------------------------------------------------------------------------------
                                                    Nursery           Growing Media Segment
                                                    Segment
                                  -------------------------------------------------------------------------------------------------
                                       Hines                     Sun Gro   Sun Gro Canada
                                     Horticulture    Hines         U.S.     (Subsidiary
                                      (Parent      Nurseries   (Subsidiary      Non-        Sun Gro                  Consolidated
                                     Guarantor)     (Issuer)   Guarantor)    Guarantors)   Sub-total  Eliminations      Total
                                  -------------------------------------------------------------------------------------------------
Sales, net                        $      -         $ 18,927       $17,275       $ 6,021     $23,296        $(5,524)      $ 36,699
Cost of goods sold                       -           10,242         8,069         4,691      12,760         (5,524)        17,478
                                  -------------------------------------------------------------------------------------------------
   Gross Profit                          -            8,685         9,206         1,330      10,536              -         19,221
Operating expenses                       9            9,727         7,560           481       8,041              -         17,777
                                  -------------------------------------------------------------------------------------------------
   Operating income                     (9)          (1,042)        1,646           849       2,495              -          1,444
                                  -------------------------------------------------------------------------------------------------
Other expenses:
   Interest                              17           3,006           150           389         539              -          3,562
   Interest - intercompany                -            (317)          272            45         317              -              -
Amortization of deferred
 financing expenses, other            4,428            (741)            3            (3)          0         (3,441)           246
                                  -------------------------------------------------------------------------------------------------
                                      4,445           1,948           425           431         856         (3,441)         3,808
                                  -------------------------------------------------------------------------------------------------
Income before provision for
 (benefit from) income taxes         (4,454)         (2,990)        1,221           418       1,639          3,441         (2,364)
Income tax provision (benefit)          (10)         (1,589)        1,682        (1,030)        652              -           (947)
                                  -------------------------------------------------------------------------------------------------
Net income (loss) before
extraordinary items                  (4,444)         (1,401)         (461)        1,448         987          3,441         (1,417)
Extraordinary items, net of tax           -           3,027             0             0           0              -          3,027
                                  -------------------------------------------------------------------------------------------------
Net income (loss)                 $  (4,444)       $ (4,428)      $  (461)      $ 1,448     $   987        $ 3,441        $(4,444)
                                  =================================================================================================

Consolidating Statement of Cash Flows
For the nine month period ended September 30, 1999
(Dollars in thousands)

                                     -----------------------------------------------------------------------------------------------
                                                     Nursery       Growing Media Segment
                                                     Segment
                                     -----------------------------------------------------------------------------------------------
                                         Hines                   Sun Gro    Sun Gro Canada
                                      Horticulture    Hines        U.S.      (Subsidiary
                                        (Parent     Nurseries  (Subsidiary       Non-         Sun Gro                  Consolidated
                                       Guarantor)   (Issuer)    Guarantor)    Guarantors)    Sub-total   Eliminations     Total
                                     -----------------------------------------------------------------------------------------------
Cash provide by operating
   activities                              $  69    $ 24,539       $  8,906        $ 3,471    $ 12,377     $        -     $ 36,985
                                     -----------------------------------------------------------------------------------------------

Cash flows from investing
   activities
 Purchase of fixed assets, net                 -     (11,962)          (927)        (2,436)     (3,363)             -      (15,325)
 Proceeds from sales of fixed
   assets                                      -           -              -            250         250              -          250
 Acquisitions, net of cash                     -     (30,796)       (30,150)          (485)    (30,635)             -      (61,431)
                                     -----------------------------------------------------------------------------------------------
  Net cash used in investing
   activities                                  -     (42,758)       (31,077)        (2,671)    (33,748)             -      (76,506)
                                     -----------------------------------------------------------------------------------------------

Cash flows from financing
   activities
 Repayments on revolving line
   of credit                                   -     (20,950)             -              -           -              -      (20,950)
 Intercompany advances
   (repayments)                             (173)      6,601         (6,428)             -      (6,428)             -            -
 Proceeds from the issuance of
   long-term debt                              -      30,500         30,157            304      30,461              -       60,961
 Repayments of long-term debt                  -          (5)             -              -           -              -           (5)
 Dividends received ( paid )                   -       1,558         (1,558)             -      (1,558)             -            -
 Repayments of notes receivables
   from stock sales                          153           -              -              -           -              -          153
 Issuance of preferred and common
   stock                                     (49)          -              -              -           -              -          (49)
                                     -----------------------------------------------------------------------------------------------
  Net cash provided by (used in)
   financing activities                      (69)     17,704         22,171            304      22,475              -       40,110
                                     -----------------------------------------------------------------------------------------------

 Effect of exchange rate changes
   on cash and cash equivalents                -           -              -         (1,104)     (1,104)             -       (1,104)
                                     -----------------------------------------------------------------------------------------------

Net decrease in cash                       $   -    $   (515)      $      -        $     -    $      -     $        -         (515)
Cash, beginning of year                        -         515              -              -           -              -          515
                                     -----------------------------------------------------------------------------------------------
Cash, end of period                        $   -    $      -       $      -        $     -    $      -     $        -     $      -
                                     ===============================================================================================

Consolidating Statement of Cash Flows
For the nine month period ended September 30, 1998
(Dollars in thousands)

                                  --------------------------------------------------------------------------------------------------
                                                 Nursery              Growing Media Segment
                                                 Segment
                                  --------------------------------------------------------------------------------------------------
                                    Hines                    Sun Gro      Sun Gro Canada
                                   Horticulture   Hines        U.S.        (Subsidiary
                                    (Parent      Nurseries  (Subsidiary        Non-         Sun Gro                   Consolidated
                                    Guarantor)    (Issuer)   Guarantor)     Guarantors)     Sub-total   Eliminations      Total
                                  --------------------------------------------------------------------------------------------------
Cash provided by (used in)
operating activities                ($ 4,552)    $ 18,142      $ 15,402      ($  2,954)    $   12,448        $ 4,500    $  30,538
                                  --------------------------------------------------------------------------------------------------

Cash flows from investing
 activities:
 Purchase of fixed assets, net             -       (9,674)         (184)        (1,823)        (2,007)             -      (11,681)
 Proceeds from sales of fixed
  assets                                   -            -            18            277            295              -          295
 Acquisitions, net of cash             2,118         (250)            -        (21,797)       (21,797)             -      (19,929)
                                  --------------------------------------------------------------------------------------------------
   Net cash provided by (used in)
   investing activities                2,118       (9,924)         (166)       (23,343)       (23,509)             -      (31,315)
                                  --------------------------------------------------------------------------------------------------

Cash flows from financing
 activities:
 Repayments on revolving line
 of credit                                 -      (25,431)       (6,871)             -         (6,871)             -      (32,302)
 Intercompany advances (repayments)  (52,787)      36,170        (5,180)        21,797         16,617              -            -
 Proceeds from the issuance of
 long-term debt                            -       63,961             -         20,000         20,000              -       83,961
 Repayments of long-term debt         (1,918)     (86,204)         (101)       (15,500)       (15,601)             -     (103,723)
 Deferred financing costs                  -       (3,000)            -              -              -              -       (3,000)
 Penalty on early payment
 notes of subordinated                     -       (3,841)            -              -              -              -       (3,841)
 Dividends received ( paid )               -        3,084        (3,084)             -         (3,084)             -            -
 Repayments of notes receivables
 from stock sales                        572            -             -              -              -              -          572
 Issuance of preferred and
 common stock                         56,567        4,500             -              -              -         (4,500)      56,567
                                  --------------------------------------------------------------------------------------------------
   Net cash provided by (used in)
   financing activities                2,434      (10,761)      (15,236)        26,297         11,061         (4,500)      (1,766)
                                  --------------------------------------------------------------------------------------------------

Net increase in cash                       -       (2,543)            -              -              -              -       (2,543)
Cash, beginning of year                    -        2,543             -              -              -              -        2,543
                                  --------------------------------------------------------------------------------------------------
Cash, end of period                  $     -     $      -      $      -       $      -     $        -        $     -    $       -
                                  ==================================================================================================

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

  Overview

  General. Hines is one of the largest commercial nursery operations in North America, producing one of the broadest assortments of container-grown plants in the industry. The Company sells its nursery products primarily to the retail segment, which includes premium independent garden centers, as well as leading home centers and mass merchandisers, such as Home Depot, Lowe's, Wal-Mart, Kmart and Target. The Company is also the largest North American producer and marketer of sphagnum peat moss and professional bark-based growing mixes. The Company sells its growing media products primarily to professional customers, including greenhouse growers, nursery growers and golf course developers. The Company believes that sales of its nursery and growing media products have been positively affected by societal and demographic trends, such as greater levels of home ownership, the aging of the American population and the increasing popularity of gardening. Recent trends in the retail distribution channel, such as the expansion of large "big box" retailers and their growing emphasis on the lawn and garden category, have increased consumer exposure to lawn and garden products. Management believes these trends have favorably impacted the Company and provide excellent opportunities for improved operating performance.

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

  Acquisitions. The Company has completed a number of recent acquisitions to expand and diversify its operations. In the three years ended December 31, 1998, the Company completed five acquisitions. In the nine months ended September 30, 1999, the Company made three acquisitions all of which have been accounted for under the purchase method. Accordingly, the purchase prices were allocated to certain assets and liabilities based on their respective fair market values. The excess of the purchase price over the estimated fair market value of the net assets acquired relating to each transaction was accounted for as goodwill. Amounts allocated to goodwill are being amortized on a straight-line basis over twenty years. Certain of the purchase agreements include provisions to adjust the purchase price subject to the occurrence of certain future conditions. The Company does not believe that the final purchase price allocations will differ significantly from the preliminary purchase price allocations recorded at September 30, 1999. The funds used for the acquisitions were provided by the Company's existing acquisition facility. The consolidated financial statements include the operating results of each acquisition from the date of acquisition.

  On August 2, 1999, the Company entered into a stock purchase agreement to acquire all of the outstanding capital stock of Strong Lite, Inc. ("Strong Lite"), a producer and marketer of bark-based growing media with locations in North and South Carolina. The total acquisition price was approximately $13.5 million, which resulted in goodwill of approximately $6.6 million.

  On August 23, 1999, the Company acquired certain assets (primarily inventory and fixed assets) relating to the bark-based growing media business of Pro-Gro Products, Inc. and related companies ("Pro Gro") located in Illinois and Arkansas. The total acquisition price was approximately $16.6 million, which resulted in goodwill of approximately $11.9 million.

  On September 9, 1999, the Company entered into a stock purchase agreement to acquire all of the outstanding capital stock of Atlantic Greenhouses, Inc. ("Atlantic"), a specialized producer of florist quality, flowering potted plants and annual bedding plants with locations in Pennsylvania and New York. The total acquisition price was approximately $30.3 million, which resulted in goodwill of approximately $3.3 million.

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

  Tax Matters. The Company derives significant benefits under the U.S. federal tax code by qualifying to use the cash method of accounting for federal income tax purposes. Under the cash method, sales are included in taxable income when payments are received and expenses are deducted as they are paid. The primary benefit the Company receives is the ability to deduct the cost of inventory as it is incurred. As a result of the Company's ability to deduct its growing costs under the farming exception, the Company has generally not been required to pay cash income taxes and has generated net operating losses for federal income tax purposes. In 1999, the Company expects to generate taxable income for federal income tax purposes. To the extent taxable income is offset with net operating loss carryforwards, no cash federal income tax will be paid apart from a small amount due to the alternative minimum tax. During the same period, the Company has continued to show a tax provision relating to the recording of deferred taxes.

Results of Operations

Three Months Ended September 30, 1999 compared to Three Months Ended September 30, 1998

     Net sales. Net sales of $45.5 million for the three months ended September 30, 1999 increased $8.8 million, or 24.0%, from net sales of $36.7 million for the comparable period in 1998. The Company's sales of nursery products increased 28.6% from the comparable period in 1998. Nursery sales increased in all of the Company's regions and in the Southern and Western regions in particular. The Western region's gains were attributable to the successful integration of the Company's Irvine and Fallbrook, California operations. The Southern region demonstrated increases across all product lines through the successful leveraging of store service programs, a strategy involving in-store servicing and merchandising.

     Net sales of the Company's peat and bark-based products for the three months ended September 30, 1999 increased by 21.7% from the comparable period in 1998. Recent acquisitions contributed significantly to the quarterly increase with internal growth contributing approximately 9.0% of the quarter to quarter increase.

     Gross profit. Gross profit of $22.2 million for the three months ended September 30, 1999 increased $3.0 million, or 15.3%, from gross profit of $19.2 million for the comparable period in 1998 as a result of higher sales levels at both the nursery and growing media operations.

     Gross margin decreased from 52.4% for the comparable period in 1998 to 48.7%, primarily due to the effect of lower initial margins from the three acquisitions completed in the quarter, production cost increases within the West Coast growing media operations and a shift in nursery sales to regions with lower gross margins.

     Operating expenses. Operating expenses of $21.5 million for the three months ended September 30, 1999 increased $3.7 million, or 20.8%, from $17.8 million for the comparable period in 1998. The increase was primarily attributable to the significant increase in selling, promotion and distribution costs related to the Company's net sales increase for the period. Of the $3.7 million increase in operating expenses in the three months ended September 30, 1999, $0.8 million represented the net impact of foreign exchange transactions. Operating expenses as a percentage of net sales were reduced from 48.4% for the comparable period in 1998 to 47.2% primarily due to the Company's ability to leverage operating expenses on higher sales volume. Eliminating the foreign exchange impact, operating expenses as a percentage of net sales would have decreased to 46.9% from 50.2% for the comparable period in 1998.

     Operating income. Operating income of $0.7 million for the three months ended September 30, 1999 decreased $0.7 million, or 50.0%, from $1.4 million for the comparable period in 1998 primarily as a result of gross margin decreases and the foreign exchange impact as described above. As a percentage of net sales, operating income decreased to 1.5% from 3.9% for the comparable period in 1998, for the same reasons.

     Interest expense. Interest expense of $4.4 million for the three months ended September 30, 1999 increased $0.8 million, or 22.2%, from $3.6 million for the comparable period in 1998. The increase was primarily attributable to the increase in long-term debt related to the three acquisitions in the quarter.

     Provision for income taxes. The effective income tax rate was 38.0% and 40.1% for the three months ended September 30, 1999 and 1998, respectively.

     Net loss.   Net loss of $2.4 million for the three months ended September
30, 1999 decreased $2.0 million, or 45.5%, from the net loss of $4.4 million for the comparable period in 1998. Excluding the extraordinary loss on early extinguishment of debt of $3.0 million in the three months ended September 30, 1998, net loss increased by $1.0 million, or 71.4%, from $1.4 million for the comparable period in 1998. The increase was primarily attributable to higher operating expenses and higher interest expense as described above.

Nine Months Ended September 30, 1999 compared to Nine Months Ended September 30, 1998

     Net sales. Net sales of $232.9 million for the nine months ended September 30, 1999 increased $32.5 million, or 16.2%, from net sales of $200.4 million for the comparable period in 1998. Sales from the Company's nursery operations increased 13.6% from the comparable period in 1998, with both the Western and Southern regions contributing significant growth. Increased volumes were largely attributable to the success of store service programs in Houston and Fresno, the successful integration of the Irvine and Fallbrook, California operations, and to a recovery from the adverse effects of El Nino in 1998.

     Net sales of the Company's growing media business increased by 24.2% from the comparable period in 1998. This increase in net sales was primarily attributable to the Company's acquisitions, including Lakeland in April 1998 as well as Strong Lite and Pro Gro in August 1999. Net sales also increased as a result of internally generated growth from a mix line expansion at the Company's East Coast growing media operations and the introduction of the Company's co-packing strategy where it produces retail growing mixes on behalf of regional bagged-good companies.

     Gross profit. Gross profit of $116.5 million for the nine months ended September 30, 1999 increased $14.3 million, or 14.0%, from gross profit of $102.2 million for the comparable period in 1998. The increase was primarily attributable to higher sales at both the Company's nursery and growing media operations as described above. Gross margins decreased to 50.0% from 51.0% for the comparable period in 1998, primarily due to Lakeland's greater concentration of sales in the lower margin retail business, a shift in nursery sales to regions with lower gross margins, and the initial impact of the Company's three acquisitions.

     Operating expenses. Operating expenses of $73.3 million for the nine months ended September 30, 1999 increased $9.4 million, or 14.7%, from $63.9 million for the comparable period in 1998. The increase was primarily attributable to the significant investment in sales and management infrastructure required to support the Company's current and future growth. Operating expenses as a percentage of net sales decreased from 31.9% to 31.5% in the first nine months of 1999, primarily due to the Company's ability to leverage operating expenses on higher sales volume.

     Operating income. Operating income of $43.2 million for the nine months ended September 30, 1999 increased $4.9 million, or 12.8%, from $38.3 million for the comparable period in 1998 primarily as a result of sales and related gross profit increases, offset somewhat by increases in operating expenses. As a percentage of net sales, operating income decreased to 18.6% from 19.1% due primarily to a decrease in gross margins, as described above.

     Interest expense. Interest expense of $12.6 million for the nine months ended September 30, 1999 decreased $3.0 million, or 19.2%, from $15.6 million for the comparable period in 1998. The reduction was primarily attributable to the redemption of $42.0 million of senior subordinated notes with a portion of the proceeds from the Company's initial public offering of common stock in June 1998.

     Provision for income taxes. The Company's effective income tax rate was 38.2% and 40.5% for the nine months ended September 30, 1999 and 1998, respectively.

     Net income. Net income of $18.6 million for the nine months ended September 30, 1999 increased $10.0 million, or 116.3%, from $8.6 million for the comparable period in 1998. Excluding the extraordinary loss on early extinguishment of debt of $4.4 million in the nine months ended September 30, 1998, net income increased by $5.6 million, or 43.1%, from $13.0 million for the comparable period in 1998. The increase was primarily attributable to higher sales, higher operating income and lower interest expense as described above.

Liquidity and Capital Resources
-------------------------------

  The Company has historically satisfied its working capital requirements through operating cash flow. Due to the highly seasonal nature of its nursery operations, the Company historically borrows under its revolving credit facilities to fund peak needs.

  In conjunction with the Company's initial public offering in June 1998, the Company entered into a senior credit facility (the "Senior Credit Facility") with Bankers Trust Company, Bank of America, N.T. & S.A. and Harris Trust & Savings Bank. The Senior Credit Facility amended and restated the Company's previous senior credit facilities to provide for a new $50.0 million term loan and a $200.0 million revolving credit facility, increasing the Company's total borrowing capacity by $100.0 million. The revolving credit facility is comprised of a $100.0 million working capital facility and a $100.0 million acquisition facility. The Senior Credit Facility has a five-year term. The revolving credit facility and all other obligations under the Senior Credit Facility are secured by substantially all of the assets and common stock of Hines Nurseries and Sun Gro-U.S., as well as a pledge of 65% of the common stock of Sun Gro-Canada. The principal repayment schedule for the term loan is $2.5 million in 1999, $6.25 million in 2000, $11.25 million in 2001, $18.75 million in 2002 and $11.25 million in 2003. Amounts borrowed under the acquisition facility will convert into a term loan in 2000 and will begin to amortize thereafter. The Senior Credit Facility limits, among other things, the ability of Hines Nurseries and its subsidiaries to pay any dividends.

  In 1995, Hines Nurseries issued $120.0 million in aggregate principal amount of 11 3/4% senior subordinated notes due 2005 (the "Senior Subordinated Notes") to refinance certain indebtedness incurred in connection with the acquisition of Hines by Madison Dearborn Capital Partners and certain members of management. As of September 30, 1999, $78.0 million in aggregate principal amount remains outstanding. The indenture pursuant to which the Senior Subordinated Notes were issued imposes a number of restrictions on Hines Nurseries and Sun Gro-U.S. The indenture limits, among other things, their ability to incur additional indebtedness, to make certain restricted payments (including dividends to Hines), to make certain asset dispositions, to incur certain liens and to enter into certain significant transactions. In addition, breach of a material term of the indenture or any other material indebtedness that results in the acceleration of such indebtedness would trigger an event of default under the Senior Credit Facility, causing all amounts owing thereunder to become immediately due and payable. The Senior Credit Facility imposes a number of similar and certain additional restrictions (including financial covenants) on Hines Nurseries and its subsidiaries.

  The seasonal nature of the Company's operations results in a significant increase in certain components of working capital (primarily accounts receivable) during the growing and selling cycles. Net cash provided by operating activities for the nine months ended September 30, 1999, of $37.0 million increased $6.5 million, from $30.5 million for the comparable period in 1998. This increase resulted from higher net income (and adjustments to reconcile net income to net cash) which was partially offset by increased accounts receivable levels as a result of the Company's sales growth.

  Net cash used in investing activities during the nine months ended September 30, 1999 increased $45.2 million to $76.5 million from $31.3 million for the comparable period in 1998. The increase was primarily due to the Company's purchase of Strong Lite, Pro Gro and Atlantic during the nine months ended September 30, 1999, versus the purchase of Lakeland during the comparable period of 1998. Increased purchases of fixed assets as part of the Company's development of additional nursery acreage and purchase of nursery-related structures and equipment also contributed to the increased use of net cash in investing activities.

  Net cash provided by (used in) financing activities during the nine months ended September 30, 1999 increased $41.9 million to $40.1 million from $(1.8) million for the comparable period in 1998. The increase was primarily associated with an increase in borrowings during the nine months ended September 30, 1999 related to the three acquisitions. The nine month period ended September 30, 1998 included proceeds of the initial public offering, less redemption or repayment of certain notes and secured debt at that time.

  The Company typically draws under its revolving credit facilities in the first and fourth quarters to fund its inventory buildup of nursery products and seasonal operating expenses. Approximately 80% of the sales of Hines Nurseries occur in the first half of the year, generally allowing the Company to reduce borrowings under its revolving credit facilities in the second and third quarters. Working capital requirements for the Company's growing media operations are less seasonal in nature, with slight inventory buildups generally occurring in the third and fourth quarters. On October 31, 1999, the Company had unused borrowing capacity within the Senior Credit Facility of $20.35 million and $80.2 million under its acquisition revolver and working capital revolver, respectively.

  As a result of the Company's ability to deduct its growing costs under the farming exception, the Company has generally not been required to pay cash income taxes in recent years and has generated net operating losses for federal income tax purposes. Even with the benefits of the farming exception, the Company may nonetheless be required to pay cash income taxes in future years after use, loss or expiration of its tax net operating loss carry forwards.
Such cash income taxes could also result from increased taxable income due to, among other reasons: (1) reduction in the Company's deduction for interest expense resulting from the Company's repayment of indebtedness with the proceeds of the initial public offering, (2) any slowdown in, or elimination of, future growth in the Company's inventory of growing plants, or (3) limits on the Company's ability to use net operating loss carryforwards to offset all of its tax liability under the alternative minimum tax system.

  The Company's capital expenditures were approximately $15.3 million for the nine months ended September 30, 1999. The capital expenditures for Hines Nurseries ($12.0 million) related primarily to the development of additional nursery acreage, and the purchase of nursery-related structures, vehicles, machinery and equipment. The capital expenditures for Sun Gro ($3.3 million) related primarily to peat bog development and the purchase of peat bog harvesting and processing equipment. The Company's capital expenditures for 1999 are expected to be approximately $29.0 million.

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


Year 2000 Compliance
--------------------

  The Company has instituted a program ("Year 2000 Compliance Program") to determine whether its computerized information systems are able to interpret dates beyond the year 1999 and has implemented programming modifications to its main operational and financial reporting systems that will address these issues. All modified programming is currently operational and testing has been completed. The financial systems of companies recently acquired by the Company may not be entirely Year 2000 compliant. The Company has developed, and is currently implementing a strategy to integrate the financial data of these acquired companies into the Company's main system during 1999 and will have no need to rely on any non-compliant systems previously utilized at the acquired companies.

  Evaluation and testing of personal computers and non-information technology systems, which include telephone equipment, greenhouse automation and watering systems, have been completed. Systematic upgrades or replacements have been made where deemed appropriate.

  The Company relies on third party suppliers for finished goods, raw materials, water, other utilities, transportation and a variety of other key services. The Company has requested, received and evaluated the assurances from suppliers with whom we have a material relationship that equipment, products, services and systems provided by or used by our major suppliers are Year 2000 compliant.

  The total cost of the Year 2000 Compliance Program is not expected to be material to the Company's consolidated financial position or results of operations. To date, the Company has spent approximately $0.4 million on Year 2000 compliance. The Company believes that the continuing cost of ensuring Year 2000 compliance for its own operational and financial systems will be less than $0.5 million in the aggregate.

  Although management believes the Company has an adequate plan to be Year 2000 compliant, there can be no assurance that this program ultimately will be successful. The Company will continue to assess where alternative courses of action are needed as the information technology and non-information technology readiness plans are executed. A formal contingency plan has been established to address situations that may result if a material adverse impact is presented both for internally or externally sourced occurrences.

  The principal business risks to the Company relating to completion of Year 2000 efforts are:

 . The inability of key business partners to provide goods and services as a result of Year 2000 issues.

 . Unforeseen issues arising in connection with recent and future acquisitions or business partnerships.

  Because the Company's Year 2000 readiness is dependent upon key business partners also being Year 2000 Compliant, there can be no guarantee that the Company's efforts will prevent a material adverse impact on its results of operations, financial condition and cash flows. The possible consequences to the Company of its key business partners' inability to provide goods and services as a result of Year 2000 issues include temporary delays in delivery of finished products; delays in receipt of key items, containers and packaging supplies; invoice and collection errors; and excess inventory of perishable items. The Company believes that its readiness efforts, which included confirmation and other testing with critical suppliers to determine the extent contingency planning is needed, should reduce the likelihood of such disruptions.

  The foregoing represents a Year 2000 readiness disclosure entitled to protection as provided in the Year 2000 Information and Readiness Disclosure Act.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

   The Company has not experienced any material changes to its market risk exposures since December 31, 1998.

                          PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K
         Exhibit 27.1 Financial Data Schedule
         Exhibit 10.2 Stock Purchase Agreement dated September 9, 1999 between Hines Nurseries, Inc, and those individuals whose names are set forth on the Signature Page to Stock Purchase Agreement

Items 1, 2, 3, 4 and 5 are not applicable and have been omitted.

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

Date:  November 12, 1999