Form 10-K405
period 1999-12-31
HINES HORTICULTURE INC
filed 2000-03-29
CIK 1003515

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

For the fiscal year ended December 31, 1999

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

                    Common Stock, par value $.01 per share

                               ----------------

   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   As of March 15, 2000, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $76.1 million.

   As of March 15, 2000 there were 22,072,549 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Certain portions of Hines Horticulture, Inc.'s Proxy Statement to be mailed to stockholders on or about April 28, 2000 for the Annual Meeting of Stockholders to be held on June 1, 2000 are incorporated in Part III hereof by reference.

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

   The Company's estimated or anticipated future results, products and service performance or other non-historical facts are forward-looking and reflect Hines' current perspective of existing trends and information. These statements involve risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, among others, the continued ability of Hines' to access water, the impact of growing conditions, risks associated with customer concentration, future acquisitions and the ability to integrate such acquisitions in a timely and cost effective manner, the ability to manage growth, the impact of competition, the ability to obtain future financing, limitations of leverage and debt restrictions, government regulations and other risks and uncertainties defined from time to time in Hines' Securities and Exchange Commission filings.

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

Item 1. BUSINESS

Introduction

   Hines Horticulture, Inc., a Delaware corporation ("Hines"), produces and distributes horticultural products through two operating divisions: (1) its nursery division, Hines Nurseries and (2) its growing media division, Sun Gro Horticulture ("Sun Gro"). On June 12, 1998, Hines Horticulture became the successor to the business of Hines Holdings, Inc., a Nevada corporation ("Holdings"), as a result of the merger of Hines Holdings, Inc. into Hines, the purpose of which was to change the Company's name and jurisdiction of incorporation. The business of Hines is currently conducted through Hines Nurseries, Inc. ("Hines Nurseries") a wholly owned subsidiary of Hines, and through Sun Gro Horticulture Inc. ("Sun Gro-U.S.") a wholly owned subsidiary of Hines Nurseries, Sun Gro-U.S.'s wholly owned subsidiary, Sun Gro Horticulture Canada Ltd. ("Sun Gro-Canada"), and Sun Gro-Canada's direct and indirect Canadian subsidiaries. Unless otherwise specified, references to "Hines" or the "Company" refer to Hines Horticulture, Inc. and its subsidiaries.

   Hines Nurseries produces approximately 4,100 varieties of ornamental shrubs and color plants through its 13 nursery facilities located in Arizona, California, Florida, New York, Oregon, Pennsylvania, South Carolina and Texas. Hines Nurseries sells to more than 1,700 retail and commercial customers, representing more than 14,700 outlets throughout the United States and Canada. Sun Gro produces high quality, sphagnum peat moss and professional peat and bark-based growing media. Sphagnum peat moss is a natural, organic material that is generally considered the highest quality growing medium available due to its excellent water and nutrient retention and aeration characteristics. Sun Gro controls approximately 49,000 acres of peat bogs throughout Canada and produces peat moss, peat-based mixes and bark-based mixes in 14 facilities strategically located across Canada and the United States.

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

 Recent Acquisitions

   Hines has completed a number of recent acquisitions to expand and diversify its operations which complement the Company's existing operations and enhance its product offerings.

   The following table sets forth information with respect to these acquisitions:

                                      Purchase
      Date       Acquired Company       Price                    Location                   Principal Products
      ----      ------------------- ------------- -------------------------------------- ------------------------
 March 2000     Lovell Farms        $92.0 million Florida                                Color bedding plants
 January 2000   Willow Creek        $18.8 million Arizona                                Color bedding plants
 September 1999 Atlantic            $30.1 million New York and Pennsylvania              Flowering potted plants
                                                                                          and color bedding
                                                                                          plants
 August 1999    Pro Gro             $17.1 million North and South Carolina               Bark-based growing media
 August 1999    Strong Lite         $13.4 million Illinois, Arkansas                     Bark-based growing media
 April 1998     Lakeland            $22.4 million Canada, Oregon and Utah                Sphagnum peat moss and
                Peat Moss, Ltd.                                                           peat-based growing
                ("Lakeland")                                                              media
 December 1997  Bryfogle's          $19.0 million Pennsylvania                           Color bedding plants
                Wholesale, Inc.
                and certain
                affiliated entities
                ("Bryfogle's")
 October 1997   Pacific Color       $ 1.7 million California                             Color bedding plants
                Nurseries, Inc.
                ("Pacific Color")
 November 1996  Flynn               $11.7 million California                             Ornamental plants and
                Nurseries, Inc.                                                           flowering color plants
                ("Flynn")
 August 1996    Iverson             $10.3 million South Carolina                         Perennial flowers and
                Perennial Gardens                                                         plants
                ("Iverson")
 January 1995   Oregon              $17.6 million Oregon                                 Ornamental, cold-
                Garden Products                                                           tolerant plants and
                ("OGP")                                                                   flowering color plants
 June 1993      Sun Gro             $48.9 million Canada, Michigan, Texas and Washington Sphagnum peat moss and peat-based growing
                                                                                          media

Acquisitions Subsequent to December 31, 1999

   On March 3, 2000, the Company entered into an agreement to acquire (i) substantially all of the assets and assume certain liabilities of Lovell Farms, Inc., and Botanical Farms, Inc.; (ii) the capital stock of Enviro-Safe Laboratories, Inc.; and (iii) the partnership interest of Lovell Properties (collectively referred to as "Lovell"). Lovell is a supplier of bedding and holiday plants to independent garden centers, home centers, mass merchandisers and other professional customers in the southeastern United States. The total acquisition price was approximately $92.0 million, which is expected to result in goodwill of approximately $70 million. In addition, under the terms of the purchase agreement, the Company may be required to make additional payments of up to $12.5 million, contingent upon Lovell achieving certain operating results during 2000 and 2001.

   On January 14, 2000, the Company entered into an agreement to acquire certain assets (primarily land and buildings) and all of the outstanding capital stock of Willow Creek Greenhouses, Inc. ("Willow Creek"), a producer of quality annual bedding plants and holiday plants. The total acquisition price was approximately $18.8 million, which resulted in goodwill of approximately $10.5 million.

Acquisitions during the Year Ended December 31, 1999

   On August 2, 1999, the Company entered into a stock purchase agreement to acquire all of the outstanding capital stock of Strong Lite, Inc. ("Strong Lite"), a producer and marketer of bark-based growing media. The total acquisition price was approximately $13.4 million, which resulted in goodwill of approximately $8.1 million.

   On August 23, 1999, the Company acquired certain assets (primarily inventory and fixed assets) relating to the bark-based growing media business of Pro-Gro Products, Inc. and related companies ("Pro Gro"). The total acquisition price was approximately $17.1 million, which resulted in goodwill of approximately $13.4 million.

   On September 9, 1999, the Company entered into a stock purchase agreement to acquire all of the outstanding capital stock of Atlantic Greenhouses, Inc. ("Atlantic"), a specialized producer of florist quality, flowering potted plants and annual bedding plants. The total acquisition price was approximately $30.1 million, which resulted in goodwill of approximately $1.5 million.

Business Overview

   Hines Nurseries is one of the largest commercial nursery operations in North America, producing one of the broadest assortments of container-grown plants in the industry. Hines Nurseries sells its nursery products primarily to the retail segment which includes the premium independent garden centers, as well as the leading home centers and mass merchandisers, such as Home Depot, Lowe's, Wal-Mart, Kmart and Target. Sun Gro is the largest North American producer and marketer of sphagnum peat moss and professional peat-based growing mixes, which it primarily sells to professional customers, including greenhouse growers, nursery growers and golf course developers. As a result of both internal expansion and acquisitions, the Company has grown sales from approximately $50 million in 1992 to almost $278 million in 1999, representing a compound annual growth rate of approximately 28%. Unaudited pro forma net sales for 1999, after giving effect to acquisitions of Strong Lite, Pro Gro and Atlantic as if they had occurred on January 1, 1999, would have been approximately $312 million.

Key Growth Strategies

   Expand Production. The Company is experiencing unfulfilled demand from a number of key nursery customers. Accordingly, the Company plans to continue expanding its nursery acreage and greenhouse facilities in 2000 in order to increase production of key product lines (including the color bedding plant category), and to commercially introduce new plant varieties. By expanding production at existing facilities, the Company seeks not only to increase sales volume, but also to leverage its established operating processes and management, thereby reducing unit costs.

   Increase Customer Penetration and Expand Customer Base. With its strategically-located nurseries and its emphasis on customer service, the Company has established a national customer base and distribution system for a wide variety of ornamental plants. The Company is pursuing opportunities to increase its volume with existing customers by (1) selling to newly opened outlets of successful "big box" retailers and premium independent garden centers, and (2) increasing same-store sales by capitalizing on its customers' continued expansion of lawn and garden floor space with a broader variety of merchandise, particularly in the color plant category. The Company also intends to pursue new relationships with other high volume retailers and premium garden centers. With regard to growing media, management believes that the demand for value-added peat-based mixes by professional growers is increasing and that there is a trend among professional growers to outsource the mixing of these products. Sun Gro intends to further penetrate the professional market by expanding its offerings of customized value-added mixes and technical expertise in order to capitalize on this trend.

   Pursue Strategic Acquisitions. The Company believes that strategic acquisitions will continue to play an important role in expanding its geographic presence and product offerings in both the nursery and growing media segments. For example, since optimizing production and distribution of color plants such as holiday crops, annual bedding plants and perennials requires regional growing capacity, the Company will seek additional acquisitions of regional color plant growers to expand its nursery network. The Company will continue to apply its proprietary operating processes to recently acquired businesses to facilitate integration and improve operating performance. In the growing media division, the Company will continue to seek acquisitions of businesses that offer operating synergies and complementary products.

Hines' Nursery Business

   Hines Nurseries produces and markets approximately 4,100 varieties of ornamental, container-grown plants grown primarily for outdoor use, most of which are sold under its Hines Nurseries(TM) and Iverson(TM) trade names. Most of Hines Nurseries' revenues fall into the following variety categories for the years ended December 31:

 Product Category             Representative Products         1999  1998  1997
 ----------------             -----------------------         ----  ----  ----
 Evergreens
    Broadleafs                Azalea, boxwood, camellia,       28%   26%   27%
                              euonymous, holly
    Conifers                  Pines, spruce, junipers           9%   12%   13%
                              Barberry, dogwood, forsythia,
 Deciduous Plants             spirea                            7%    9%   13%
 Flowering Color Plants
    Perennials                Daylillies, clematis,            25%   22%   18%
                              ornamental grasses
    Annual bedding plants     Marigolds, petunias              15%   14%   11%
    Tropical flowering plants Bougainvillea, hibiscus           4%    4%    6%
    Holiday plants            Easter lilly, poinsettia          3%    3%    1%
 Speciality / topiary plants  Trellises, bonsais                7%    9%    8%
 Other                        Ferns, trees                      2%    1%    3%
                                                              ---   ---   ---
                                                              100%  100%  100%
                                                              ===   ===   ===

   Since 1993, Hines Nurseries has added numerous plant varieties to its product line. Recently, Hines Nurseries has aggressively expanded its offering of flowering color plants. Hines Nurseries has also successfully developed patio-ready type products, which it markets under the names of Patio Tropics(TM) and Festival Pots(TM). These products generally command premium prices and improved profit margins compared with other plants offered by the Company.

   The Company sells its nursery products primarily to the retail segment which includes the premium independent garden centers, as well as the leading home centers and mass merchandisers, such as Home Depot, Lowe's, Wal-Mart, Kmart and Target. The following table sets forth the estimated percentage of Hines Nurseries' net sales by customer type for the period indicated:

   Customer Type                                              1999  1998  1997
   -------------                                              ----  ----  ----
   Home centers..............................................  41%   37%   32%
   Mass merchandisers........................................  25    26    27
   Independent garden centers................................  17    16    18
   Garden center chains......................................   8    11    11
   Re-wholesalers............................................   7     8     9
   Landscapers and others....................................   2     2     3
                                                              ---   ---   ---
       Total................................................. 100%  100%  100%
                                                              ===   ===   ===

   The Company believes sales to home centers and mass merchandisers have increased significantly during the past several years as a result of the rapid growth of this channel of distribution. Management believes the Company enjoys competitive advantages in selling into this channel due to its ability to provide a broad assortment of consistently high quality products in large volumes, its nationwide distribution and its value-added services such as custom labeling, bar-coding, full electronic data interchange and technical support. Management expects to participate in the overall growth of this channel to a greater extent than its competitors that do not offer such services. Hines Nurseries' top ten customers accounted for approximately 68%, 62% and 58% of Hines Nurseries' net sales in 1999, 1998 and 1997, respectively. Hines Nurseries' largest customer, Home Depot, accounted for approximately 29%, 20% and 18% of its net sales in 1999, 1998 and 1997, respectively, and approximately 19%, 14% and 12% of the Company's consolidated net sales in 1999, 1998 and 1997, respectively.

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

   Sales and Marketing. During 1999, most of Hines Nurseries' facilities had separate sales forces, which included a sales manager, in-house customer service representatives, direct sales consultants and various support personnel. As of December 31, 1999, Hines Nurseries employed approximately 186 direct sales consultants, key account managers and merchandisers. National accounts are serviced through "National Account Task Teams" comprised of a senior management member and direct sales personnel from each nursery supplying the account. Hines Nurseries also markets its products through trade shows, print advertising in trade journals, direct mail promotion and catalogues.

   As of January 2000, the sales forces have been reorganized by region. All direct sales consultants, account managers and merchandisers report to and service a specific region.

   Competition. Competition in the nursery products segment of the lawn and garden industry is based principally on breadth of product offering, consistent product quality and availability, customer service and price. The nursery products segment is highly fragmented. According to the 1997 Census of Agriculture released by the USDA's National Agricultural Statistics Service, the nursery business is comprised of approximately 30,000 primarily small and regionally-based growers, with the top 100 growers accounting for approximately 22% of the industry volume. Management believes Hines Nurseries is one of only two growers able to serve every major regional market in North America; the Company's only national competitor being Monrovia Nursery Company. In each of its markets, Hines competes with regional growers such as Color Spot in the West, Clinton Nurseries in the Northeast, Zelenka Nurseries in the Midwest, Wight Nurseries in the South and many other smaller regional and local growers. Hines Nurseries' key competitive advantages are its ability to provide consistent, high quality products in large volumes, its nationwide distribution and its value-added services.

Sun Gro Growing Media Products Business

   Sun Gro harvests and produces high quality, sphagnum peat moss and professional bark-based growing mixes. Sphagnum peat moss is partially decomposed sphagnum moss, a plant whose unique cellular structure consists of large cavities with sponge-like absorption characteristics for air and water. Because the optimal balance of air and water is essential for root development and plant growth, organic sphagnum peat moss is generally considered the highest quality growing medium available. While there are less expensive products on the market that are used for similar purposes, such as top soil, manure, bark, mulch and composts made from yard or sewage wastes, these products do not contain the superior soil aeration and water and nutrient retention characteristics of peat moss.

   Sun Gro markets peat moss under the Sunshine(TM), Parkland(TM), Fairway(TM), Black Gold(TM), Lakeland Grower(TM), Alberta Rose(TM), Nature's(TM) and Gardener's Gold(TM) trade names to both the professional and retail markets in four different grades: fine, medium, coarse and super coarse. Fine grade is typically sold in the retail market, while the other grades, particularly coarse grade, are sold to professional growers. Capitalizing on its strong market position in the professional peat moss market, Sun Gro has become one of the leading North American suppliers of value-added, peat-based growing media mixes used for specific professional applications such as seed germination, cutting propagation and greenhouse crop production. With the completion of the acquisitions of Strong Lite and Pro Gro, Sun Gro has expanded its leadership position in providing high quality growing media to the professional markets as well as expanding both its geographical reach and its product lines. Sun Gro's retail potting mixes use a similar blend of ingredients as its professional growing mixes, but are specifically targeted to home gardeners. By highlighting formulations for specific plant varieties, Sun Gro has expanded its product offerings to the retail customer.

   Sun Gro's peat moss and growing media products are sold directly and by distributors throughout the United States and Canada. Sun Gro also markets its product internationally through distributors who sell to Mexico and Japan and, to a lesser extent, other countries in Asia and South America. Peat moss is sold to both the professional and retail markets, while growing mixes are sold exclusively to the professional market as potting mixes are to the retail market. Sun Gro's professional customers consist of greenhouse growers, nursery growers and golf course developers. Sun Gro's retail customers are similar to those of Hines Nurseries.

   The following table sets forth the estimated percentage of Sun Gro's net sales by customer type for the period indicated:

   Customer Type                                               1999  1998  1997
   -------------                                               ----  ----  ----
   Professional:
    Greenhouse growers and vegetable farmers..................  63%   61%   57%
    International/others......................................   6     7    11
    Golf course developers....................................   5     5     6
                                                               ---   ---   ---
       Total Professional.....................................  74%   73%   74%
                                                               ---   ---   ---
   Retail:
    Home centers and mass merchandisers.......................  10%   17%   18%
    Independent garden centers................................  13     3     5
    Garden center chains......................................   3     7     3
                                                               ---   ---   ---
       Total Retail...........................................  26%   27%   26%
                                                               ---   ---   ---
        Total Professional and Retail......................... 100%  100%  100%
                                                               ===   ===   ===

   Sun Gro's top ten customers accounted for approximately 25%, 26% and 28% of Sun Gro's net sales in 1999, 1998 and 1997, respectively. No single Sun Gro customer accounted for more than 10% of consolidated net sales in 1999, 1998 or 1997.

   Research and Development. Sun Gro's research and development efforts focus on the creation and development of new value-added growing media mixes for retail and professional customers. Such mixes often command higher prices and provide higher profit margins than peat alone. Differences in growing media may relate to differences in coarseness of peat and amounts of nutrient additives, including limestone, and other mix constituents, such as perlite, vermiculite and bark. Sun Gro's research and development efforts have resulted in the commercial introduction of approximately 35 new growing media products since 1992.

   Sales and Marketing. Sun Gro sells its products on a direct basis and through a network of approximately 322 distributors located throughout North America. As of December 31, 1999, Sun Gro's direct sales force was comprised of approximately 42 employees who are highly trained in the technical applications of its products. Approximately 56% of Sun Gro's sales are conducted through the distributor network. Sun Gro's distributor network provides broad market coverage, reduces credit exposure and distributes products to smaller growers cost effectively.

   Competition. Competition in the peat moss and growing media segment of the lawn and garden industry is based principally upon product quality, distribution, service and price. Management believes Sun Gro is one of the largest producers and marketers of growing media in North America. Sun Gro's principal competition comes from Premier Canadian Enterprises, Ltd., a Canadian producer of peat moss, and The Scotts Company, which competes mostly in the retail growing mix and potting mix markets. Sun Gro's key competitive advantages are its control over high quality peat moss reserves, its strong relationships throughout its distributor network and its ability to provide significant technical support.

Financial Information on the Company's Foreign Operations and Operating
Segments

   See Notes 13, 17 and 19 to the Company's consolidated financial statements, which are included as a separate section of this Report beginning on page F-1.

Seasonality

   The Company's nursery business is highly seasonal in nature, with most of its sales typically occurring in the first half of the year. Sun Gro's business is more heavily weighted towards the professional markets, which do not typically experience the large seasonal variances present in the retail peat market. The table below sets forth the Company's quarterly net sales, as a percentage of total year net sales, during the year ended December 31, 1999:

                                                                   Percentage of
                                                                    Total 1999
       Quarter                                                       Net Sales
       -------                                                     -------------
       First Quarter..............................................       22%
       Second Quarter.............................................       46
       Third Quarter..............................................       16
       Fourth Quarter.............................................       16
                                                                       ----
                                                                       100%
                                                                       ====

Patents and Trademarks

   The Company has registered numerous trademarks, service marks and logos used in its businesses in the United States and Canada. In addition, the Company has developed and continues to develop specialty plants for which it holds patents registered with the U.S. Patent and Trademark Office. The Company currently holds 25 patents with 12 patent applications pending.

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

Employees

   As of December 31, 1999, the Company employed approximately 3,250 persons, including approximately 710 seasonal employees. Of this total, approximately 2,500 were employed by Hines Nurseries, including approximately 460 seasonal employees (seasonal employment peaked at approximately 1,580 in April), and approximately 750 were employed by Sun Gro, including approximately 250 seasonal employees (its peak seasonal employment). As of December 31, 1999, approximately 500 of Sun Gro's employees were employed in Canada. All of Hines Nurseries' employees are non-union. The non-management employees at Sun Gro's Canadian peat processing facilities, which vary seasonally in number from approximately 200 to 300, are represented by various labor unions, with collective bargaining agreements in effect for all such facilities. Sun Gro's agreement with the United Food and Commercial Workers Union, which covers 135 employees at its Manitoba facility, expires in June 2002. Sun Gro's agreements with the Brotherhood of Carpenters and Joiners of America, which cover 72 employees at Sun Gro's Lameque, New Brunswick facility and 49 employees at its Maisonnette, New Brunswick facility, expire in December 2000 and August 2001, respectively. Negotiations for the Lameque contract expiring December 2000 are expected to begin in October 2000. The Company's management believes labor relations are good.

Item 2. PROPERTIES

   At December 31, 1999 the Company owned approximately 3,300 acres related to its nursery facilities and approximately 1,800 acres of harvestable peat bogs in Canada. In addition, the Company leases approximately 1,400 acres related to its nursery facilities (including leases from Blooming Farm, Inc., an affiliated entity) and approximately 49,000 acres of harvestable peat bogs in Canada from provincial governments and various private parties as of December 31, 1999. Sun Gro has historically been able to renew its leases upon expiration. However, no assurance can be given that Sun Gro will be able to do so in the future. The Company's management believes that its owned and leased facilities are sufficient to meet its operating requirements for the foreseeable future.

   The Company's facilities are identified in the table below:

                   Location                          Description             Status
                   --------                          -----------             ------
 Hines Nurseries
 Danville, Pennsylvania...................... 150 acre nursery           Leased
 Fallbrook, California....................... 266 acre nursery           Leased (a)
 Forest Grove, Oregon........................ 1,106 acre nursery         Owned/leased (b)
 Fulshear, Texas............................. 450 acre nursery           Owned
 Irvine, California.......................... 454 acre nursery and       Leased
                                              headquarters
 Lake Elsinore, California................... 85 acres of undeveloped    Leased (a)
                                              land
 Newark, New York............................ 37 acre nursery            Owned
 Northern California (c)..................... 1,445 acre nursery         Owned
 Pipersville, Pennsylvania................... 60 acre nursery            Owned/leased (d)
 San Joaquin Valley, California (e).......... 48 acre nursery            Owned/leased (f)
 Trenton, South Carolina..................... 572 acre nursery           Owned/leased (g)
 Utica, New York............................. 67 acre nursery            Owned


 Sun Gro
 Seba Beach, Alberta......................... 53,000 square foot         Owned/leased (h)
                                              processing and mixing
                                              facility and 11,666
                                              acres of peat bogs
 Vilna, Alberta.............................. 61,540 square foot         Owned/leased (h)
                                              processing and mixing
                                              facility located on 295
                                              acres and 1,676 acres of
                                              peat bogs
 Wandering River, Alberta.................... 2,723 acres of peat bogs   Owned/leased (h)
 Corrigall Lake, Mallaig, Lobstick, Alberta.. 1,602 acres of peat bogs   Owned/leased (h)
                                              and 30 acres of vacant
                                              land
 Elma, Manitoba.............................. 73,700 square foot         Owned/leased (h)
                                              processing and mixing
                                              facility and 20,352
                                              acres of peat bogs
 Julius, Manitoba............................ 39,000 square foot         Owned/leased (h)
                                              processing facility and
                                              3,818 acres of peat bogs
 Lameque, New Brunswick...................... 50,400 square foot         Owned/leased (h)
                                              processing and mixing
                                              facility and 4,454 acres
                                              of peat bogs
 Maisonnette, New Brunswick.................. 47,900 square foot         Owned/leased (h)
                                              processing facility and
                                              1,029 acres of peat bogs
 Quincy, Michigan............................ 83,700 square foot         Owned
                                              mixing facility
 Terrell, Texas.............................. 55,800 square foot         Owned
                                              mixing facility
 Surrey, British Columbia.................... 30,000 square foot         Leased
                                              depot/storage yard
 Iroquois Falls, Ontario..................... 29 acres of vacant land    Owned
 Matheson, Bingle Lake, Ontario.............. 1,794 acres of peat bogs   Owned/leased (h)
 Niagara Falls, Ontario...................... 8,000 square foot          Owned
                                              depot/storage yard
 Montreal, Quebec............................ 33,000 square foot         Owned
                                              depot/storage yard
 Bellevue, Washington........................ 10,000 square foot         Leased
                                              office (headquarters)
 Hubbard, Oregon ............................ 24,840 square foot         Owned
                                              mixing facility on 7
                                              acres
 Fillmore, Utah.............................. 48,400 square foot         Owned
                                              mixing facility on 21
                                              acres
 Seneca, Illinois ........................... 72,211 square foot         Owned
                                              mixing facility on 7.9
                                              acres
 Pine Bluff, Arkansas........................ 116,555 square foot        Owned
                                              mixing facility on 22.5
                                              acres
 Elizabeth City, N. Carolina................. 32,783 square foot         Owned/leased (i)
                                              mixing facility on 45.1
                                              acres
 McCormick City, S. Carolina ................ 21,600 square foot         Owned
                                              mixing facility on 57.75
                                              acres

--------
(a) The lease contains a purchase option that the Company has exercised. The Company is in negotiations regarding the purchase price, and expects to consummate the purchase of this property in 2000.

(b) The Company owns 745 acres and leases 361 acres at this nursery.

(c) The Northern California nursery consists of sites in Vacaville and Allendale, California.

(d) The Company owns 31 acres and leases 29 acres at this nursery.

(e) The San Joaquin Valley nursery consists of sites in Chowchilla and Madera, California.

(f) The Company owns 38 acres and leases 10 acres at this nursery.

(g) The Company owns 512 acres and leases 60 acres at this nursery.

(h) The Company leases all but 1,792 acres in the aggregate of these peat bogs from Canadian provincial governments and various private parties. The Company's peat processing facilities are owned by the Company but, with the exception of the Vilna peat-processing facility, these facilities are situated on land leased to the Company by Canadian provincial governments and various private parties.

(i) The Company owns 21.1 acres and leases 24 acres at this mixing facility.

Item 3. LEGAL PROCEEDINGS.

   From time to time, the Company is involved in various disputes and litigation matters, which arise in the ordinary course of business. The litigation process is inherently uncertain and it is possible that the resolution of these disputes and lawsuits may adversely affect the Company's financial position. Management believes, however, that the ultimate resolution of such matters will not have a material adverse impact on the Company's consolidated financial position, results of operations or cash flows.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

   No matters were submitted to a vote of security holders during the fourth quarter of 1999.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS.

   As a result of the Company's initial public offering on June 22, 1998, the common stock of Hines trades on The Nasdaq National Market under the symbol "HORT". As of March 15, 2000, there were 71 registered holders of record of the Company's common stock. The following table sets forth the quarterly high and low share price for the years ended December 31:

       1999                                                      High     Low
       ----                                                     ------- -------
       1st quarter............................................. $10 3/4 $7 3/8
       2nd quarter ............................................  10      7 1/2
       3rd quarter ............................................  10 1/4  7 7/8
       4th quarter ............................................  10 1/8  7 1/2
       1998                                                      High     Low
       ----                                                     ------- -------
       1st quarter.............................................  --      --
       2nd quarter, (from June 22)............................. $11 3/8 $10 1/2
       3rd quarter.............................................  11 1/4   6 7/8
       4th quarter.............................................   8 7/8   5

   Hines has not paid dividends on the common stock in the past and does not presently plan to pay dividends on the common stock. The payment of dividends is restricted under the terms of the Company's senior credit agreement and senior subordinated note indenture. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

Recent Sales of Unregistered Securities

   There were no sales of unregistered securities during the year ended December 31, 1999.

ITEM 6. SELECTED FINANCIAL DATA.

   The following selected historical consolidated financial data should be read in conjunction with the Consolidated Financial Statements and the related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K.

                                For the Years Ended December 31, (a)
                         -----------------------------------------------------
                            1999       1998      1997       1996       1995
                         ---------- ---------- ---------  ---------  ---------
                         (In thousands, except share and per share amounts)
Statement of Operations
 Data:
Net sales............... $  277,650 $  234,962 $ 201,256  $ 164,323  $ 156,909
Cost of goods sold......    139,921    115,013    99,407     80,812     72,245
Gross profit............    137,729    119,949   101,849     83,511     84,664
Operating expenses......     95,507     82,170    70,408     60,757     58,392
Unusual operating
 expenses (b)...........        --         --        343        830        --
Operating income........     42,222     37,779    31,098     21,924     26,272
Interest expense........     18,158     20,460    21,805     21,080     17,831
Provision for income
 taxes..................      8,644      6,845     3,516        636      2,850
Income from continuing
 operations.............     15,420     10,474     5,777        208      5,591
Income (loss) from
 continuing operations
 per common share: (c)
  Basic.................       0.70       0.32     (0.12)     (0.48)      0.06
  Diluted...............       0.70       0.32     (0.12)     (0.48)      0.06
Weighted average shares
 outstanding (d):
  Basic................. 22,072,549 15,106,960 7,550,174  7,439,190  3,061,984
  Diluted............... 22,072,549 15,353,016 7,550,174  7,439,190  3,061,984
Other Data:
Capital expenditures.... $   21,819 $   19,189 $  10,130  $   8,752  $   7,684
Cash paid for income
 taxes (e)..............        190        168       161          4          3
Balance Sheet Data (at
 end of period):
Working capital......... $   54,042 $   51,757 $  27,548  $  29,597  $  42,825
Short-term debt.........     47,480     33,916    48,502     34,254     16,751
Total assets............    418,781    315,110   268,819    227,515    188,544
Long-term debt..........    195,677    145,633   160,356    152,769    157,742
Redeemable preferred
 stock..................        --         --     70,682     54,525     31,460
Shareholders' equity
 (deficit)..............     74,750     63,322   (71,751)   (70,900)   (67,798)

                 NOTES TO SELECTED CONSOLIDATED FINANCIAL DATA
                            (dollars in thousands)

(a) From January 1, 1995 through December 31, 1999, the Company acquired the following nine companies: OGP (January 27, 1995), Iverson (August 30,
    1996), Flynn (November 27, 1996), Pacific Color (October 20, 1997), Bryfogle's (December 16, 1997), Lakeland (April 6, 1998), Strong Lite (August 2, 1999), Pro Gro (August 23, 1999) and Atlantic (September 9,
    1999). The financial results include the operations of each acquisition since its respective acquisition date.

(b) Unusual operating expenses consist of certain severance and other restructuring costs of $1,537 and $830 in 1997 and 1996, respectively, net of a $1,194 gain from receipt of insurance proceeds on an involuntary disposal of fixed assets in 1997.

(c) After deduction of the accrued preferred stock dividends of $5,609, $6,666, $3,775 and $1,460 for the years ended December 31, 1998, 1997,
    1996 and 1995, respectively and minority interest in earnings of subsidiaries of $3,958 for the year ended December 31, 1995.

(d) All shares and per share amounts reflect a 1.3611-for-one reverse stock split effected on June 22, 1998.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

   The following discussion should be read in conjunction with the Company's consolidated financial statements and related notes included in Item 8 of this Annual Report on Form 10-K. This discussion contains trend analyses and other forward-looking statements that involve risks and uncertainties. Such risks and uncertainties are discussed at "Cautionary Statement for Purposes of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995" on page 2 of the Annual Report on Form 10-K.

 Overview

   General. Hines is one of the largest commercial nursery operations in North America, producing one of the broadest assortments of container-grown plants in the industry. The Company sells its nursery products primarily to the retail segment which includes premium independent garden centers, as well as leading home centers and mass merchandisers, such as Home Depot, Lowe's, Wal-Mart, Kmart and Target. The Company is also the largest North American producer and marketer of sphagnum peat moss and professional bark-based growing mixes. The Company sells its growing media products primarily to professional customers, including greenhouse growers, nursery growers and golf course developers. The Company believes that sales of its nursery and growing media products have been positively affected by societal and demographic trends, such as greater levels of homeownership, the aging of the American population and the increasing popularity of gardening. Recent trends in the retail distribution channel, such as the expansion of large "big box" retailers and their growing emphasis on the lawn and garden category, have increased consumer exposure to lawn and garden products. Management believes these trends have favorably impacted the Company and provide excellent opportunities for improved operating performance.

   Seasonality. The Company's nursery business, like that of its competitors, is highly seasonal. The Company has, and expects to continue to experience significant variability in net sales, operating income and net income on a quarterly basis.

   Acquisitions. The Company has completed a number of recent acquisitions to expand and diversify its operations. In the three years ended December 31, 1999, the Company completed six acquisitions, all of which have been accounted for under the purchase method. Accordingly, the purchase prices were allocated to certain assets and liabilities based on their respective fair market values. The excess of the purchase price over the estimated fair market value of the net assets acquired relating to each transaction was accounted for as goodwill. Amounts allocated to goodwill are being amortized on a straight-line basis over thirty-five years. The funds used for the acquisitions were provided by the Company's existing acquisition facility. The consolidated financial statements include the operating results of each acquisition from the date of acquisition.

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

   Tax Matters. The Company derives significant benefits under the U.S.
federal tax code by qualifying to use the cash method of accounting for federal income tax purposes. Under the cash method, sales are included in taxable income when payments are received and expenses are deducted as they are paid. The primary benefit the Company receives is the ability to deduct the cost of inventory as it is incurred. As a result of the Company's ability to deduct its growing costs under the farming exception, the Company has generally not been required to pay cash income taxes and has generated net operating losses for federal income tax purposes. In 1999, the Company has generated taxable income for federal income tax purposes. To the extent taxable income is offset with net operating loss carry forwards, no cash federal income tax will be paid apart from a small amount due to the alternative minimum tax. During the same period, the Company has continued to show a tax provision relating to the recording of deferred taxes. At December 31, 1999, the Company had approximately $36.5 million in net operating loss carry forwards for federal income tax reporting purposes.

   Foreign Currency Translation. Prior to April 1, 1999, the Company considered the U.S. dollar to be the functional currency of Sun Gro's Canadian operations. Monetary assets and liabilities denominated in Canadian dollars were translated into U.S. dollars at the foreign exchange rate in effect as of the balance sheet date. Non-monetary assets and liabilities, cost of goods sold and depreciation were remeasured into U.S. dollars at historical exchange rates. Revenues and other expenses were remeasured at average exchange rates. Gains or losses from these remeasurements were recognized in the consolidated results of operations.

   Effective April 1, 1999, the Company changed the functional currency of Sun Gro's Canadian operations to the Canadian dollar. In 1998 the Company acquired Lakeland significantly expanding the scope of its Canadian operations. Since the acquisition of Lakeland, the Company's Canadian operations have become increasingly self-sufficient and less dependent upon its U.S.-based parent. As a result, the Canadian dollar has become the principal operating currency of Sun Gro's Canadian operations and effective April 1, 1999, the Company changed the functional currency of Sun Gro's Canadian operations to the Canadian dollar. Assets and liabilities denominated in Canadian dollars are translated into U.S. dollars at the foreign exchange rate in effect as of the balance sheet date. Revenues and expenses are translated into U.S. dollars at the weighted average exchange rate for the period. Translation adjustments are recorded in accumulated other comprehensive loss.

Results of Operations

 Fiscal Year Ended December 31, 1999 compared to Fiscal Year Ended December 31, 1998.

   Net sales. Net sales of $277.7 million for the fiscal year ended December 31, 1999 increased $42.7 million, or 18.2%, from net sales of $235.0 million for the comparable period in 1998. The Company's sales of nursery products increased 16.5%, which included $5.3 million of sales from Atlantic (acquired on September 9, 1999). Excluding this acquisition, sales from the Company's nursery operations increased 13.0% from the comparable period in 1998, with the most significant gains being in the Western and Southern regions due to the successful leveraging of store service programs, a strategy involving in-store servicing and merchandising. Increased volumes in 1999 were also attributable to the successful integration of the Irvine and Fallbrook, California operations and to a recovery from the adverse effects of El Nino in 1998.

   Net sales of the Company's growing media business increased by $17.7 million, or 21.2%, from the comparable period in 1998. Fiscal year 1999 sales included $6.5 million from Strong Lite (acquired on August 2, 1999) and Pro-Gro (acquired on August 23, 1999). Excluding these acquisitions, sales increased 13.4% from the comparable period in 1998 from internally generated growth. These sales gains resulted primarily from a mix line expansion at the Company's East Coast growing media operations and introduction of the Company's co-packing strategy to produce retail growing mixes on behalf of regional bagged-good companies.

   Gross profit. Gross profit of $137.7 million for the year ended December 31, 1999 increased $17.8 million, or 14.8%, from gross profit of $119.9 million for the comparable period in 1998. The increase was primarily attributable to higher sales at both the Company's nursery and growing media operations as described above. Gross margins decreased to 49.6% from 51.1% for the comparable period in 1998, primarily due to the impact of recent acquisitions having lower gross margins than the existing base business both within the nursery and growing media operations.

   Operating expenses. Operating expenses of $95.5 million for the year ended December 31, 1999 increased $13.3 million, or 16.2%, from $82.2 million for the comparable period in 1998. The increase was primarily attributable to acquisitions and the significant investment in sales and management infrastructure required to support the Company's current and future growth. Operating expenses as a percentage of net sales decreased to 34.4% from 35.0% for the comparable period in 1998, primarily due to the Company's ability to leverage operating expenses on higher sales volume.

   Operating income. Operating income of $42.2 million for the year ended December 31, 1999 increased $4.4 million, or 11.8%, from $37.8 million for the comparable period in 1998 primarily as a result of sales and related gross profit increases, offset somewhat by increases in operating expenses. As a percentage of net sales, operating income decreased to 15.2% from 16.1% due primarily to a decrease in gross margins, as described above.

   Interest expense. Interest expense of $17.4 million for the year ended December 31, 1999 decreased $2.1 million from $19.5 million for the comparable period in 1998. The reduction was primarily attributable to the redemption of $42.0 million of senior subordinated notes with a portion of the proceeds from the Company's initial public offering of common stock in June 1998.

   Provision for income taxes. The Company's effective income tax rate was 35.9% and 39.5% for the years ended December 31, 1999 and 1998, respectively. The lower effective tax rate in 1999 was primarily the result of the release of tax reserves management determined will no longer be necessary.

   Net income. Net income of $15.4 million for the year ended December 31, 1999 increased $9.4 million, or 154.1%, from $6.1 million for the comparable period in 1998. Excluding the $4.4 million extraordinary loss on the early extinguishment of debt during 1998, net income increased by $4.9 million, or 47.2%, from net income of $10.5 million for the comparable period in 1998. The increase was primarily attributable to higher sales, higher operating income and lower interest expense as described above.

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

   Net sales of the Company's growing media products increased by $9.4 million, or 12.7%, from the comparable period in 1997. Fiscal year 1998 sales included $11.7 million from Lakeland, acquired on April 6, 1998. Excluding the Lakeland acquisition, sales decreased 3.1% from the comparable period in 1997. Sales of growing media products in the western United States were negatively impacted during the first half of the year by unseasonably wet weather attributable to El Nino. The Company's strategy of emphasizing sales to professional customers was reflected in a 3.3%, or $1.8 million, increase in sales to this customer segment during the period. Likewise, the Company's strategy to move away from unprofitable and low margin customers resulted in reduced sales to retail customers of $4.1 million, or 22.0%, compared to 1997.

   Gross profit. Gross profit of $119.9 million (51.1% of net sales) for the year ended December 31, 1998 increased $18.1 million, or 17.8%, from gross profit of $101.8 million (50.6% of net sales) for the comparable period in 1997. The increase was primarily attributable to higher sales and improved gross profit from the Company's peat moss operations resulting from the heightened emphasis on professional customers and pricing improvements in all professional products. As a percent of sales, gross margin improved by .5% to 51.1% from 50.6% for the comparable period in 1997 as lower nursery operation gross margins were more than offset by improved margins in the growing media operations. The gross margins of the nursery operations were depressed by the newly-acquired companies, which initially have lower margins than those of the core nursery business. However, the gross profit and operating performance of recently acquired companies have generally improved following the installation of Hines' operating systems and their integration into the Company.

   Operating expenses. Operating expenses of $82.2 million (35.0% of net sales) for the year ended December 31, 1998 increased $11.4 million, or 16.1%, from $70.8 million (35.2% of net sales) for the comparable period in 1997. The increase was primarily attributable to acquisitions and the significant investment in sales and management infrastructure required to support the Company's current and future growth. Excluding the impact of acquisitions, the operating expenses of the Company's nursery operations increased 21.7% while operating expenses of the Company's growing media operation decreased 13.6%. The increase in operating expenses of the nursery operations was due to higher selling and general and administrative expenses, related to significant investments in sales and management infrastructure required to support the Company's current and future growth. The decrease in operating expenses of the Company's growing media operations was primarily due to the reduction in promotional and advertising programs targeted at retail customers resulting from the shift away from the lower margin retail peat business. Total operating expenses as a percentage of net sales decreased .2% to 35.0% due primarily to improved operating leverage at the Company's growing media operations.

   Operating income. Operating income of $37.8 million for the year ended December 31, 1998 increased $6.7 million, or 21.5%, from $31.1 million for the comparable period in 1997. Operating income increased primarily due to higher sales and gross profit margins, which were partially offset by higher operating expenses, as described above. As a percentage of net sales, operating income increased to 16.1% from 15.5% due primarily to improved gross margins and a reduction in operating expenses as a percentage of net sales.

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

   In conjunction with the Company's initial public offering in June 1998, the Company entered into a new senior credit facility (the "Senior Credit Facility") with Bankers Trust Company, Bank of America, N.T. & S.A. and Harris Trust & Savings Bank. The Senior Credit Facility amended and restated the Company's previous senior credit facilities to provide for a new $50.0 million term loan and a $200.0 million revolving credit facility, increasing the Company's total borrowing capacity by $100.0 million. The revolving credit facility is comprised of a $100.0 million working capital facility and a $100.0 million acquisition facility. The Senior Credit Facility has a five-year term. The revolving credit facility and all other obligations under the Senior Credit Facility are secured by substantially all of the assets and common stock of Hines Nurseries and Sun Gro-U.S., as well as a pledge of 65% of the common stock of Sun Gro-Canada. The principal repayment schedule for the term loan is $7.0 million in 2000, $11.25 million in 2001, $18.75 million in 2002 and $11.25 million in
2003. The principal repayment schedule for the acquisition facility is $3.98 million in 2000, $6.97 million in 2001, $23.9 million in 2002 and $44.8 million in 2003. The Senior Credit Facility, among other things, limits the ability of Hines and subsidiaries to pay any dividends.

   In connection with the Lovell acquisition on March 3, 2000, the Company entered into an amendment to its existing senior credit facility (the "Amended Senior Credit Facility") to provide for a new $100 million term loan and a $15 million increase in the Company's existing working capital revolving credit facility. The term loan requires annual principal payments of $1 million through December 31, 2003, $47 million in fiscal year 2004 and the remaining balance in fiscal year 2005. The term loan and revolving credit facility interest rate is a percentage spread over the U.S. prime rate and the Eurodollar rate depending upon the Company's quarterly leverage and interest rate coverage ratios as defined in the Amended Senior Credit Facility. The term loan and revolving credit facility are secured by substantially all of the assets and common stock of the Company's domestic subsidiaries and 65% of the common stock of its foreign subsidiary. The Lovell acquisition was financed with proceeds from the Amended Senior Credit Facility.

   In October 1995, Hines Nurseries issued $120.0 million in aggregate principal amount of 11 3/4% senior subordinated notes due 2005 (the "Senior Subordinated Notes") to refinance certain indebtedness incurred in connection with the acquisition of Hines by MDCP and certain members of management. These Senior Subordinated Notes were subsequently exchanged in a registered offering for $120.0 million of its 11 3/4% Senior Subordinated Notes due 2005, Series
B. As of December 31, 1999, $78.0 million in aggregate principal amount remains outstanding. The indenture pursuant to which the Senior Subordinated Notes were issued imposes a number of restrictions on Hines Nurseries and Sun Gro-U.S. The indenture limits, among other things, their ability to incur additional indebtedness, to make certain restricted payments (including dividends to Hines), to make certain asset dispositions, to incur certain liens and to enter into certain significant transactions. In addition, breach of a material term of the indenture or any other material indebtedness that results in the acceleration of such indebtedness would trigger an event of default under the Amended Senior Credit Facility, causing all amounts owing thereunder to become immediately due and payable. The Amended Senior Credit Facility imposes a number of similar and certain additional restrictions (including financial covenants) on Hines Nurseries and Sun Gro-U.S and its subsidiaries.

   Net cash provided by operating activities for the year ended December 31, 1999 of $20.5 million increased $4.5 million, from $16.0 million for the comparable period in 1998. The higher cash level generated was primarily due to increases in net income (and adjustments to reconcile net income to net cash provided by operating activities) and accounts payable levels which were partially offset by increased accounts receivable and inventory levels as a result of the Company's growth. The seasonal nature of the Company's operations results in a significant increase in certain components of working capital (primarily accounts receivable and inventory) during the growing and selling cycles. As a result, operating activities during the first and fourth quarters of 1999 used significant amounts of cash, totaling $29.7 million and $16.5 million, respectively. In contrast, the operating activities for the second and third quarters generated substantial cash, totaling $43.5 million and $23.2 million, respectively, as the Company shipped inventory and collected accounts receivable.

   Net cash used for investment activities during the year ended December 31, 1999 increased $44.2 million to $83.0 million from $38.8 million for the comparable period in 1998. The increase primarily related to the higher level of acquisitions completed during the year along with a small increase in the level of fixed asset purchases.

   Net cash provided by financing activities during the year ended December 31, 1999 increased $42.5 million to $63.3 million from $20.8 million for the comparable period in 1998. The increase was directly related to additional advances under the acquisition facility to finance the higher level of acquisitions completed during the year.

   The Company typically draws under its revolving credit facilities in the first and fourth quarters to fund its inventory buildup of nursery products and seasonal operating expenses. Approximately 75% of the sales of Hines Nurseries occur in the first half of the year, generally allowing the Company to reduce borrowings under its revolving credit facilities in the second and third quarters. Working capital requirements for the Company's growing media operations are less seasonal in nature, with slight inventory buildups generally occurring in the third and fourth quarters. On March 15, 2000, the Company had unused borrowing capacity of $1.4 million and $30.7 million under its acquisition facility and working capital revolver, respectively, within the Amended Senior Credit Facility.

   As a result of the Company's ability to deduct its growing costs under the farming exception, the Company has generally not been required to pay cash income taxes in recent years and has generated net operating losses for federal income tax purposes. Even with the benefits of the farming exception, the Company may nonetheless be required to pay cash income taxes in future years after use, loss or expiration of its tax net operating loss carry forwards. Such cash income taxes could also result from increased taxable income due to, among other reasons, (1) any slowdown in, or elimination of, future growth in the Company's inventory of growing plants, or (2) limits on the Company's ability to use net operating loss carry forwards to offset all of its tax liability under the alternative minimum tax system.

   The Company's capital expenditures were approximately $21.8 million for the year ended December 31, 1999. The capital expenditures for Hines Nurseries ($15.9 million) related primarily to the purchase and development of additional nursery acreage and the purchase of nursery-related structures, certain vehicles, machinery and equipment. The capital expenditures for Sun Gro ($5.9 million) related primarily to peat bog development and the purchase of peat bog harvesting and processing equipment. The Company's capital expenditures for 2000 are expected to be approximately $39 million.

   Management believes that cash generated by operations and borrowings available under the Amended Senior Credit Facility will be sufficient to meet the Company's anticipated working capital, capital expenditure and debt service requirements for the foreseeable future. However, as a result of its plan to pursue strategic acquisitions, the Company will likely require additional debt or equity financing in the future. There can be no assurance that such additional financing will be available on terms favorable to the Company, or at all.

Year 2000 Compliance

   The Company had instituted a program to determine whether its computerized information systems were able to interpret dates beyond the year 1999 (the "Year 2000 Compliance Program") and implemented programming modifications to its main operational and financial reporting systems that addressed these issues. The financial systems of companies recently acquired by the Company were also evaluated to determine whether they were Year 2000 compliant. The Company has either implemented programming modifications to the financial systems of these acquired companies or integrated the financial data of these acquired companies into the Company's main system during 1999 thereby eliminating the need to rely on any non-compliant systems.

   The Company evaluated non-information technology systems and personal computers to determine whether they were Year 2000 compliant. The Company also evaluated the Year 2000 status of suppliers where the Company had a significant reliance on third party suppliers for finished goods, raw materials, water, other utilities, transportation and a variety of other key services.

   To date, the Company has not incurred any significant failures, interruptions of supplies or services related to the Year 2000 issue.

   The foregoing represents a Year 2000 readiness disclosure entitled to protection as provided in the Year 2000 Information and Readiness Disclosure Act.

New Accounting Pronouncements

   There were no new accounting pronouncements in 1999 which would significantly impact the Company.

Effects of Inflation

   Management believes the Company's results of operations have not been materially impacted by inflation over the past three years.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   As part of its ongoing business, the Company is exposed to certain market risks, including fluctuations in interest rates, foreign currency exchange rates, commodity prices and its common stock price. The Company does not enter into transactions designed to mitigate its market risks for trading or speculative purposes. As of December 31, 1999, the Company had no foreign exchange contracts and options outstanding.

   The Company manages its interest rate risk by balancing the amount of its fixed and variable long-term debt. For fixed rate debt, interest rate changes affect the fair market value of such debt but do not impact earnings or cash flows. Conversely, for variable rate debt, interest rate changes generally do not affect the fair market value of such debt but do impact future earnings and cash flows, assuming other factors are held constant. At December 31, 1999, Hines had fixed rate long-term debt of $78.0 million and variable rate long-term debt of $127.9 million. Holding other variables constant (such as foreign exchange rates and debt levels), a one percentage point increase in interest rates would have decreased the unrealized fair market value of the fixed rate debt at December 31, 1999 by approximately $3.9 million and would be expected to have an estimated impact on pre-tax earnings and cash flows for next year of approximately $1.3 million related to the variable rate debt.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

   The information in response to this item is submitted as a separate section of this Report on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

   Not applicable.

                                   PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   Incorporated by reference to the Company's 1999 Proxy Statement to be filed with the Securities and Exchange Commission.

Item 11. EXECUTIVE COMPENSATION

   Incorporated by reference to the Company's 1999 Proxy Statement to be filed with the Securities and Exchange Commission.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   Incorporated by reference to the Company's 1999 Proxy Statement to be filed with the Securities and Exchange Commission.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   Incorporated by reference to the Company's 1999 Proxy Statement to be filed with the Securities and Exchange Commission.

                                    PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

   (a) The following documents are filed as part of this report:

    1. The financial statements listed in "Index to Financial Statements."

    2. The exhibits listed in "Index to Exhibits."

   (b) Reports on Form 8-K:

    The Registrant filed no current reports on Form 8-K during the fourth quarter of the fiscal year ended December 31, 1999.

                               INDEX TO EXHIBITS

 Exhibit
 Number                                Description
 -------                               -----------
  2.1    Acquisition Agreement dated as of July 20, 1995 by and among the
          Company, MDCP and Macluan Capital (Nevada) Inc. as amended by
          Amendment No. 1 to Acquisition Agreement dated as of August 4,
          1995.(1)
  3.1    Restated Certificate of Incorporation of the Company.(4)
  3.2    Amended and Restated By-laws of the Company.(7)
  4.1    Form of certificate representing Common Stock.(4)
  4.2    Amended and Restated Credit Agreement dated June 26, 1998 among Hines
          Nurseries, Inc., Sun Gro Horticulture Canada, Ltd., and Lakeland
          Canada Ltd., as borrowers, the lenders listed therein, Bank of
          America N.T. & S.A., as syndication agent, Harris Trust & Savings
          Bank, as documentation agent, BT Bank of Canada, as Canadian agent, and Bankers Trust Company, as administrative agent.(5)
  4.3    Registration Agreement dated as of June 11, 1998 by and between Hines
          Holdings, Inc. and MDCP.(4)
  4.4    First amendment to Credit Agreement and Consent, dated as of March 3,
          2000, among Hines Nurseries, Inc., Sun Gro Horticulture Canada Ltd.,
          as Borrowers, and The Lenders Listed therein, as Lenders, Bank of
          America National Trust and Savings Association, as Syndication Agent,
          Harris Trust and Savings Bank, as Documentation Agent, Deutsche Bank
          Canada, as Canadian Agent, and Bankers Trust Company, as
          Administrative Agent.(9)
 10.1    Stockholders Agreement dated as of August 4, 1995 by and among the
          Company and the other parties signatory thereto.(1)
 10.2    Amendment No. 1 to Stockholders Agreement dated as of November 27,
          1996.(2)
 10.3    Amendment No. 2 to Stockholders Agreement dated as of December 15,
          1997.(5)
 10.4    Employment Agreement dated as of August 3, 1995 between Hines
          Horticulture and Douglas D. Allen.(1)*
 10.5    Employment Agreement dated as of August 3, 1995 between Hines
          Horticulture and Stephen P. Thigpen.(1)*
 10.6    Sun Gro Horticulture Inc. U.S. Executive Supplemental Retirement
          Plan.(1)*
 10.7    Employment Agreement dated as of August 4, 1995 between Hines
          Horticulture and Claudia M. Pieropan.(1)*
 10.8    Hines Horticulture Nursery Division Vision 2000 Management Variable
          Compensation Plan.(3)*
 10.9    Sun Gro Division Management Variable Compensation Plan.(3)*
 10.10   Management Stock Agreement dated as of September 29, 1997 by and between the Company and Stephen P. Thigpen.(2)
 10.11   Management Stock Pledge Agreement dated as of September 29, 1997 by and between the Company and Stephen P. Thigpen.(2)
 10.12   Promissory Note dated as of September 29, 1997 from Stephen P.
          Thigpen, as maker, to the Company.(2)
 10.13   Purchase and Sale Agreement dated as of August 4, 1995 by and between
          Oregon Garden Products, Inc., as seller, and Blooming Farm, Inc., as buyer.(1)
 10.14   Promissory Note dated August 4, 1995, from Blooming Farm, Inc., as maker, to Oregon Garden Products, Inc., as seller, and Blooming Farm,
          Inc., as buyer.(1)

 Exhibit
 Number                                Description
 -------                               -----------
 10.15   Trust Deed, Security Agreement, Assignment of Leases and Rents and
          Fixture Financing Statement dated August 4, 1995 from Blooming Farm,
          Inc., as trustor, to Ticor Title Insurance Company, as trustee, and
          Oregon Garden Products, Inc., as beneficiary.(1)
 10.16   Agricultural Lease dated as of June 26, 1998 between Blooming Farm,
          Inc., as lessor, and Oregon Garden Products, Inc., as lessee.(7)
 10.17   Demand Note dated October 17, 1997 in the principal amount of
          $2,500,000 from the Company, as maker, to MDCP.(2)
 10.18   Purchase Agreement dated as of December 16, 1997 by and among the
          Company, Abbott Capital 1330 Investors I, LP and MDCP.(2)
 10.19   Stock Purchase Warrants of the Company dated as of December 16, 1997 in favor of MDCP.(2)
 10.20   Amendment No. 1 to Purchase Agreement, dated as of June 11, 1998, by and among Hines Holdings, Inc., MDCP and Abbott Capital 1330
          Investors I, LP.(4)
 10.21   Securities Purchase Agreement dated as of February 5, 1998 by and between the Company and MDCP.(2)
 10.22   1998 Long-Term Equity Incentive Plan.(6)
 10.23   Form of Incentive Stock Option Agreement.(4)
 10.24   Stock Purchase Agreement dated September 9, 1999 between Hines
          Nurseries, Inc. and those individuals whose names are set forth on the Signature Page to Stock Purchase Agreement.(8)
 10.25   Purchase Agreement by and among Hines Nurseries, Inc., Lovell Farms,
          Inc., Botanical Farms, Inc., Warren W. Lovell III, Jeffrey S. Lovell,
          Jenifer E. Moreno, as Trustee of the Trace Lovell Family Investment
          Trust and Enrique A. Yanes, Dated as of March 3, 2000.(9)
 21.1    Subsidiaries of the Company.(4)
 23.1    Consent of PricewaterhouseCoopers LLP(+)
 27.1    Financial Data Schedule.(+)
 99.1    Press release dated March 6, 2000.(9)

--------
+  Filed herewith.

*  Management contract or compensatory arrangement.

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

(2) Incorporated by reference to Hines Holdings, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1997.

(3) Incorporated by reference to Hines Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

(4) Incorporated by reference to Hines Horticulture, Inc.'s Registration Statement on Form S-1, File No. 333-51943, filed on May 6, 1998 and amended on May 26, 1998 and June 16, 1998.

(5) Incorporated by reference to Hines Horticulture, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

(6) Incorporated by reference to Hines Horticulture, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

(7) Incorporated by reference to Hines Holdings, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998.

(8) Incorporated by reference to Hines Horticulture, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

(9) Incorporated by reference to Hines Horticulture, Inc.'s Form 8-K filed on March 17, 2000.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 24, 2000.

                                          HINES HORTICULTURE, INC.

                                                /s/ Claudia M. Pieropan
                                          By: _________________________________
                                                    Claudia M. Pieropan
                                                  Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant in the capacities indicated on March 24, 2000.

             Signature                         Capacity
             ---------                         --------

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

      /s/ Ronald A. Pierre           Director
____________________________________
          Ronald A. Pierre

     /s/ Thomas R. Reusche           Director
____________________________________
         Thomas R. Reusche

        /s/ Paul R. Wood             Director
____________________________________
            Paul R. Wood

                            HINES HORTICULTURE, INC.
                         INDEX TO FINANCIAL STATEMENTS

                                                                          Page
                                                                          ----
Report of Independent Accountants........................................ F-1
Consolidated Balance Sheets as of December 31, 1999 and 1998............. F-2
Consolidated Statements of Operations for the years ended December 31,
 1999, 1998 and 1997..................................................... F-3
Consolidated Statements of Shareholders' Equity (Deficit) for the years ended December 31, 1999, 1998 and 1997.................................. F-4
Consolidated Statements of Cash Flows for the years ended December 31,
 1999, 1998 and 1997..................................................... F-5
Notes to Consolidated Financial Statements............................... F-6

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Shareholders of Hines Horticulture, Inc.

   In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of shareholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Hines Horticulture, Inc. and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

February 16, 2000, except as
 to Note 18 which is as of
 March 3, 2000

                            HINES HORTICULTURE, INC.

                          CONSOLIDATED BALANCE SHEETS
                   (Dollars in thousands, except share data)

                                                               December 31,
                                                             ------------------
                                                               1999      1998
                                                             --------  --------
                          ASSETS
                          ------
CURRENT ASSETS:
 Cash......................................................  $    --   $    515
 Accounts receivable, net of allowance for doubtful
  accounts of $1,444 and $1,224............................    37,196    26,741
 Inventories...............................................   144,915   118,126
 Prepaid expenses and other current assets.................     5,204     2,326
                                                             --------  --------
   Total current assets....................................   187,315   147,708
                                                             --------  --------

FIXED ASSETS, net of accumulated depreciation and depletion
 of $38,455 and $29,221....................................   169,317   125,417

DEFERRED FINANCING EXPENSES, net of accumulated
 amortization of $1,985 and $1,235.........................     3,327     4,077

GOODWILL, net of accumulated amortization of $3,872 and
 $2,675....................................................    58,822    37,908
                                                             --------  --------
                                                             $418,781  $315,110
                                                             ========  ========
           LIABILITIES AND SHAREHOLDERS' EQUITY
           ------------------------------------

CURRENT LIABILITIES:
 Accounts payable..........................................  $ 18,282  $  9,388
 Accrued liabilities.......................................     8,618     6,351
 Accrued payroll and benefits..............................     7,402     6,156
 Accrued interest..........................................     4,926       751
 Long-term debt, current portion...........................    12,730     3,066
 Borrowings on revolving credit facility...................    34,750    30,850
 Deferred income taxes.....................................    46,565    39,389
                                                             --------  --------
   Total current liabilities...............................   133,273    95,951
                                                             --------  --------
LONG-TERM DEBT.............................................   195,677   145,633
                                                             --------  --------
DEFERRED INCOME TAXES......................................    15,081    10,204
                                                             --------  --------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
 Common Stock
   Authorized--60,000,000 shares $.01 par value; Issued and
    outstanding--22,072,549 shares at December 31, 1999 and
    1998...................................................       221       221

 Additional paid in capital................................   127,938   127,992
 Notes receivable from stock sales.........................      (173)     (326)
 Deficit...................................................   (49,145)  (64,565)
 Accumulated other comprehensive loss......................    (4,091)      --
                                                             --------  --------
   Total shareholders' equity..............................    74,750    63,322
                                                             --------  --------
                                                             $418,781  $315,110
                                                             ========  ========

  The accompanying notes are an integral part of these consolidated financial statements

                            HINES HORTICULTURE, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                  (Dollars in thousands except per share data)

                                                  Year Ended December 31,
                                              --------------------------------
                                                 1999       1998       1997
                                              ---------- ----------  ---------
Sales, net..................................  $  277,650 $  234,962  $ 201,256
Cost of goods sold..........................     139,921    115,013     99,407
                                              ---------- ----------  ---------
  Gross profit..............................     137,729    119,949    101,849
                                              ---------- ----------  ---------
Selling and distribution expenses...........      65,234     56,001     50,233
General and administrative expenses.........      28,835     25,779     20,403
Other operating expenses (income)...........       1,438        390       (228)
Unusual expenses............................         --         --         343
                                              ---------- ----------  ---------
  Total operating expenses..................      95,507     82,170     70,751
                                              ---------- ----------  ---------
  Operating income..........................      42,222     37,779     31,098
                                              ---------- ----------  ---------
Other expenses
  Interest..................................      17,408     19,453     20,708
  Amortization of deferred financing
   expenses.................................         750      1,007      1,097
                                              ---------- ----------  ---------
                                                  18,158     20,460     21,805
                                              ---------- ----------  ---------
Income before provision for income taxes....      24,064     17,319      9,293
Income tax provision........................       8,644      6,845      3,516
                                              ---------- ----------  ---------
Income before extraordinary item............      15,420     10,474      5,777
Extraordinary item, net of tax benefit......         --       4,406        --
                                              ---------- ----------  ---------
Net income..................................      15,420      6,068      5,777
Less: Preferred stock dividends and warrant
 accretion..................................         --      (5,609)    (6,666)
                                              ---------- ----------  ---------
Net income (loss) applicable to common
 shareholders...............................  $   15,420 $      459  $    (889)
                                              ========== ==========  =========
Basic earnings per share:
  Income (loss) before extraordinary item...  $     0.70 $     0.32  $   (0.12)
  Extraordinary item........................  $      --  $    (0.29) $     --
                                              ---------- ----------  ---------
  Net income (loss) per common share........  $     0.70 $     0.03  $   (0.12)
                                              ========== ==========  =========
Diluted earnings per share:
  Income (loss) before extraordinary item...  $     0.70 $     0.32  $   (0.12)
  Extraordinary item........................  $      --  $    (0.29) $     --
                                              ---------- ----------  ---------
  Net income (loss) per common share........  $     0.70 $     0.03  $   (0.12)
                                              ========== ==========  =========
Weighted average shares outstanding--Basic..  22,072,549 15,106,960  7,550,174
                                              ========== ==========  =========
Weighted average shares outstanding--
 Diluted....................................  22,072,549 15,353,016  7,550,174
                                              ========== ==========  =========

  The accompanying notes are an integral part of these consolidated financial statements

                            HINES HORTICULTURE, INC.

           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                  (Dollars in thousands except for share data)

                           Common Stock
                         ------------------
                                                      Notes Rec. Retained   Accumulated Other Shareholders'
                         Number of                      Stock    Earnings     Comprehensive      Equity     Comprehensive
                           Shares    Amount   (i)       Sales    (Deficit)        Loss          (Deficit)      Income
                         ----------  ------ --------  ---------- ---------  ----------------- ------------- -------------
BALANCE, December 31,
 1996..................   7,513,176   $ 75  $  5,627    $(192)   $(76,410)       $   --         $(70,900)
Comprehensive income:
 Net income............         --     --        --       --        5,777            --            5,777        $5,777
                                                                                                               -------
  Comprehensive
   income..............                                                                                         $5,777
                                                                                                               =======
Net proceeds from
 issuance of stock, net
 of expenses...........     213,048      2        24      --          --             --               26
Redemption of stock....     (17,743)   --        (24)     --          --             --              (24)
Cumulative undeclared
 dividends.............         --     --     (6,666)     --          --             --           (6,666)
Issuance of warrants,
 net of discount.......         --     --        210      --          --             --              210
Notes receivable from
 stock sales...........         --     --        --      (174)        --             --             (174)
                         ----------   ----  --------    -----    --------        -------        --------
BALANCE, December 31,
 1997..................   7,708,481     77      (829)    (366)    (70,633)           --          (71,751)
                         ----------   ----  --------    -----    --------        -------        --------
Comprehensive income:
 Net income............         --     --        --       --        6,068            --            6,068        $6,068
                                                                                                               -------
  Comprehensive
   income..............                                                                                         $6,068
                                                                                                               =======
Net proceeds from
 issuance of stock, net
 of expenses...........   5,100,000     51    50,122      --          --             --           50,173
Preferred stock
 conversion............   8,231,635     82    84,127      --          --             --           84,209
Promissory note
 conversion............     117,302      2     1,198                                               1,200
Warrant conversion.....     915,131      9    (1,101)                                             (1,092)
Cumulative undeclared
 dividends.............         --     --     (5,609)     --          --             --           (5,609)
Issuance of warrants,
 net of discount.......         --     --         84      --          --             --               84
Payments received on
 notes receivable from
 stock sales...........         --     --        --        40         --             --               40
                         ----------   ----  --------    -----    --------        -------        --------
BALANCE, December 31,
 1998..................  22,072,549    221   127,992     (326)    (64,565)           --           63,322
                         ----------   ----  --------    -----    --------        -------        --------
Comprehensive income:
 Net income............         --     --        --       --       15,420            --           15,420       $15,420
Cumulative foreign
 currency translation
 adjustments...........         --     --        --       --          --          (4,091)         (4,091)      $(4,091)
                                                                                                               -------
  Comprehensive
   income..............                                                                                        $11,329
                                                                                                               =======
Payments received on
 notes receivable from
 stock sales...........         --     --        --       153         --             --              153
Other..................         --     --        (54)     --          --             --              (54)
                         ----------   ----  --------    -----    --------        -------        --------
BALANCE, December 31,
 1999..................  22,072,549   $221  $127,938    $(173)   $(49,145)       $(4,091)       $ 74,750
                         ==========   ====  ========    =====    ========        =======        ========

-------
(i) Accumulated accretion of cumulative redeemable preferred stock (in excess) less than additional paid-in capital


    The accompanying notes are an integral part of these consolidated financial statements

                            HINES HORTICULTURE, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                   Year Ended December 31,
                                                 ------------------------------
                                                   1999      1998       1997
                                                 --------  ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income...................................  $ 15,420  $   6,068  $   5,777
  Adjustments to reconcile net income to net
   cash provided by operating activities--
   Depreciation, depletion and amortization....    12,690     10,454      6,407
   Amortization of deferred financing costs....       750      1,007      1,097
   Loss on early extinguishment of debt........       --       7,417        --
   Deferred income taxes.......................     8,383      2,232      3,647
   (Gain) loss on sale of fixed assets.........      (181)       230        --
   Gain on involuntary disposal of fixed
    assets.....................................       --         --      (1,194)
   Other.......................................       --         --         (81)
                                                 --------  ---------  ---------
                                                   37,062     27,408     15,653
  Change in working capital accounts, net of
   effect of acquisitions:
   Accounts receivable.........................    (6,734)    (1,863)    (4,373)
   Inventories.................................   (20,885)    (9,873)    (9,495)
   Prepaid expenses and other current assets...    (2,267)      (244)     1,008
   Other assets................................       --         --        (322)
   Accounts payable and accrued liabilities....    13,359        590        297
   Other liabilities...........................       --         --        (581)
                                                 --------  ---------  ---------
     Net cash provided by operating
      activities...............................    20,535     16,018      2,187
                                                 --------  ---------  ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of fixed assets.....................   (21,819)   (19,189)   (10,130)
  Proceeds from sale of fixed assets...........       425        301        154
  Proceeds from insurance claims...............       --         --       1,194
  Purchase of fixed assets from insurance
   claims proceeds.............................       --         --      (1,324)
  Acquisitions, net of cash....................   (61,585)   (19,929)   (19,632)
                                                 --------  ---------  ---------
     Net cash used in investing activities.....   (82,979)   (38,817)   (29,738)
                                                 --------  ---------  ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Borrowings on revolving line of credit.......    99,633    174,748    220,188
  Repayments on revolving line of credit.......   (95,733)  (187,000)  (206,443)
  Proceeds from the issuance of long-term
   debt........................................    60,991     85,655     12,000
  Repayments of long-term debt.................    (1,767)  (103,731)    (4,910)
  Deferred financing costs.....................       --      (2,183)    (1,223)
  Penalty on early payment of subordinated
   notes.......................................       --      (3,841)       --
  Repurchase and retirement of stock...........       --         --         (75)
  Repayments of notes receivables from stock
   sales.......................................       153         40        --
  Issuance of preferred and common stock.......       --      57,083      9,926
                                                 --------  ---------  ---------
     Net cash provided by financing
      activities...............................    63,277     20,771     29,463
                                                 --------  ---------  ---------
  Effect of exchange rate changes on cash......    (1,348)       --         --
                                                 --------  ---------  ---------
NET (DECREASE) INCREASE IN CASH................      (515)    (2,028)     1,912
CASH, beginning of period......................       515      2,543        631
                                                 --------  ---------  ---------
CASH, end of period............................  $    --   $     515  $   2,543
                                                 ========  =========  =========

Supplemental disclosure of cash flow
 information:
  Cash paid for interest, net of capitalized
   interest ($467,$709, $0) for the years 1999,
   1998 and 1997 respectively..................  $ 13,233  $  18,921  $  20,729
  Cash paid for income taxes...................  $    190  $     168  $     161

  The accompanying notes are an integral part of these consolidated financial statements

                           HINES HORTICULTURE, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Dollars in Thousands)

1. Description of Business and Summary of Significant Accounting Policies

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

   Hines Nurseries is a leading operator of commercial nurseries in North America, producing one of the broadest assortments of container-grown plants in the industry with nursery facilities located in Arizona, California, Florida, New York, Oregon, Pennsylvania, South Carolina and Texas. Hines Nurseries sells its nursery products throughout the United States primarily to the retail segment, which includes premium independent garden centers, as well as leading home centers and mass merchandisers.

   Sun Gro is a leading producer, marketer and distributor of sphagnum peat moss and professional peat and bark-based growing media with manufacturing facilities located in Canada and the United States. Sun Gro markets its products in North America and various international markets to both retail and professional customers, including greenhouse growers, nursery growers and golf course developers.

 Consolidation

   The consolidated financial statements include the accounts of Hines and its wholly owned subsidiaries Hines Nurseries and Sun Gro, including Sun Gro's wholly owned subsidiary, Sun Gro-Canada. All material intercompany accounts and transactions have been eliminated in consolidation.

 Revenue Recognition and Concentration of Credit Risk

   The Company recognizes revenue, net of sales discounts and allowances, upon product shipment to the customer. The Company is subject to credit risk primarily through accounts receivable balances. Credit risk on accounts receivable balances are minimized as a result of the large and diverse nature of the Company's customer base throughout North America. The Company does not require collateral for its accounts receivable. Certain customers are granted deferred payment terms (dating). At December 31, 1999 and 1998, significant accounts receivable balances were subject to dating terms. Hines Nurseries's largest customer accounted for approximately 29%, 20% and 18% of its net sales in 1999, 1998 and 1997, respectively, and approximately 19%, 14% and 12% of the Company's consolidated net sales in 1999, 1998 and 1997, respectively. No single Sun Gro customer accounted for more than 10% of consolidated net sales in 1999, 1998 or 1997.

 Amortization of Deferred Financing Expenses

   Deferred financing expenses are being amortized using a method, which approximates the effective interest method over the term of the associated financing agreements.

 Depreciation and Depletion

   Fixed assets are stated at cost less accumulated depreciation. Interest is capitalized for qualifying assets during the assets' acquisition period. The amount of interest capitalized for the years ended December 31, 1999,

                           HINES HORTICULTURE, INC.

                            (Dollars in Thousands)

1998 and 1997 was $467, $709 and $0. Capitalized interest is recorded as part of the asset to which it relates and is amortized over the respective asset's estimated useful life. Depreciation has been provided for on a straight-line basis over the following estimated economic useful lives:

       Buildings................................................. 20 to 60 years
       Machinery and equipment...................................  2 to 25 years
       Vehicles and trailers.....................................  2 to 15 years
       Furniture and fixtures....................................   3 to 5 years

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

   In connection with the acquisition of the interests of minority shareholders for stock in the Company in 1995, approximately $14,700 of goodwill was recorded and is being amortized over a 35-year period as a component of other operating expenses.

   Goodwill is being amortized over an estimated life of 35 years. At each balance sheet date, the Company reviews the recoverability of goodwill by comparing projected operating income on an undiscounted basis to the net book value of the related assets. If the carrying value of goodwill exceeds projected operating income, the carrying value of goodwill is written down to undiscounted projected operating income.

 Impairment of Long-Lived Assets

   The Company annually evaluates its long-lived assets, including identifiable intangible assets, for potential impairment. When circumstances indicate that the carrying amount of the asset may not be recoverable, as demonstrated by the projected undiscounted cash flows, an impairment loss would be recognized based on fair value.

 Inventories

   Inventories are stated at the lower of cost (first-in, first-out) or market. Hines' ornamental nursery stock has an average growing period of approximately eighteen months. All nursery stock is classified as a current asset based on Hines Nurseries' normal operating cycle.

 Foreign Currency Translation

   Prior to April 1, 1999, the Company considered the U.S. dollar to be the functional currency of Sun Gro's Canadian operations. Monetary assets and liabilities denominated in Canadian dollars were translated into U.S.

                           HINES HORTICULTURE, INC.

                            (Dollars in Thousands)

dollars at the foreign exchange rate in effect as of the balance sheet date. Non-monetary assets and liabilities, cost of goods sold and depreciation were remeasured into U.S. dollars at historical exchange rates. Revenues and other expenses were remeasured at average exchange rates. Gains or losses from these remeasurements were recognized in the consolidated results of operations.

   Effective April 1, 1999, the Company changed the functional currency of Sun Gro's Canadian operations to the Canadian dollar. In 1998 the Company acquired Lakeland Peat Moss, Ltd. and certain affiliated entities ("Lakeland") significantly expanding the scope of its Canadian operations. Since the acquisition of Lakeland, the Company's Canadian operations have become increasingly self-sufficient and less dependent upon its U.S.-based parent. As a result, the Canadian dollar has become the principal operating currency of Sun Gro's Canadian operations and effective April 1, 1999, the Company changed the functional currency of Sun Gro's Canadian operations to the Canadian dollar. Assets and liabilities denominated in Canadian dollars are translated into U.S. dollars at the foreign exchange rate in effect as of the balance sheet date. Revenues and expenses are translated into U.S. dollars at the weighted average exchange rate for the period. Translation adjustments are recorded in accumulated other comprehensive loss.

 Income Taxes

   Hines' operations are agricultural in nature. Hines reports its results for income tax purposes on the cash basis.

   The Company accounts for income taxes using an asset and liability approach which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement and tax bases of assets and liabilities at the applicable enacted tax rates. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

 Advertising

   The Company expenses advertising costs at the time the advertising first takes place. Advertising expense was $1,372, $1,124 and $1,898 for the years ended December 31, 1999, 1998 and 1997, respectively.

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

 Earnings Per Share ("EPS")

   Basic earnings per share is computed by dividing net income, after deduction of preferred dividends, by the weighted average number of common shares outstanding in each year. Diluted earnings per share is computed by dividing net income, after deduction of preferred dividends, by the weighted average number of common shares outstanding plus any potential dilution that could occur if options, warrants or convertible notes were converted into common stock in each year.

                           HINES HORTICULTURE, INC.

                            (Dollars in Thousands)


   There is no difference between the numerators and denominators for basic and diluted earnings per share since common stock equivalents have been excluded from the earnings per share calculation for fiscal years 1999 and 1997 (in the amounts of 0 and 618 shares, respectively) because the effect would be anti-dilutive. The only potentially dilutive shares in 1999 related to stock options (Refer to Note 10 Shareholders' Equity). A reconciliation of the numerators and denominators of basic and diluted earnings per share for the year ended December 31, 1998 is as follows (in thousands, except per share amounts):

                                              Year Ended December 31, 1998
                                           -----------------------------------
                                             Income       Shares     Per Share
                                           (Numerator) (Denominator)  Amount
                                           ----------- ------------- ---------
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
                                             =======      ======       =====

 Recent Accounting Pronouncements

   In March 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This SOP provides guidance on accounting for certain costs in connection with obtaining or developing computer software for internal use and requires that entities capitalize such costs once certain criteria are met. The Company adopted SOP 98-1 as of January 1, 1999. There was no material impact in the year ended December 31, 1999 as a result of the adoption of SOP 98-1.

 Comprehensive Income

   In 1999, the Company adopted SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 established new rules for the reporting and display of comprehensive income and its components in the financial statements. Comprehensive income includes all changes in equity during a period except those resulting from investments by and distributions to the Company's stockholders. The Company's comprehensive income is composed of cumulative foreign currency adjustments. The adoption of SFAS 130 had no effect on the Company's consolidated results of operations, financial position or cash flows.

 Reclassifications

   Certain prior year amounts have been reclassified to conform to current year presentations.

2. Initial Public Offering

   On June 22, 1998, the Company completed the issuance of 5.1 million shares of common stock through an initial public offering ("the Offering"), resulting in net proceeds to the Company (after deducting issuance costs)

                           HINES HORTICULTURE, INC.

                            (Dollars in Thousands)

of approximately $50,200. A portion of the proceeds were used to repay, in part, certain borrowings secured by real property bearing interest at 11.75% per annum maturing on June 27, 2005. The remaining proceeds were used for the redemption on July 29, 1998, of $42,000 in aggregate principal amount of the 11.75% Senior Subordinated Notes due 2005, Series B (the "Senior Subordinated Notes"). The Senior Subordinated Notes were redeemed at a price of 109.139% of the aggregate principal amount thereof ($45,800 at July 29, 1998), plus accrued and unpaid interest thereon through the date of redemption. Payment of the redemption premium and the recognition of a portion of the deferred costs related to the Senior Subordinated Notes resulted in an extraordinary loss of $3,000, net of related income taxes of $2,000, in the quarter ended September 30, 1998.

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

3. Acquisitions

   During the three years ended December 31, 1999, the Company made six acquisitions, all of which have been accounted for under the purchase method for accounting purposes. Accordingly, the purchase prices were allocated to certain assets and liabilities based on their respective fair market values. The excess of the purchase price over the estimated fair market value of the net assets acquired relating to each transaction was accounted for as goodwill. Amounts allocated to goodwill are being amortized on a straight-line basis over thirty-five years. The funds used for the acquisitions were provided by the Company's existing acquisition facility. The consolidated financial statements include the operating results of each acquisition from the date of acquisition.

 For the Year Ended December 31, 1999

   On August 2, 1999, the Company entered into a stock purchase agreement to acquire all of the outstanding capital stock of Strong Lite, Inc. ("Strong Lite"), a producer and marketer of bark-based growing media. The total acquisition price was approximately $13,400, which resulted in goodwill of approximately $8,100.

                           HINES HORTICULTURE, INC.

                            (Dollars in Thousands)

   On August 23, 1999, the Company acquired certain assets (primarily inventory and fixed assets) relating to the bark-based growing media business of Pro-Gro Products, Inc. and related companies ("Pro Gro"). The total acquisition price was approximately $17,100, which resulted in goodwill of approximately $13,400.

   On September 9, 1999, the Company entered into a stock purchase agreement to acquire all of the outstanding capital stock of Atlantic Greenhouses, Inc. ("Atlantic"), a specialized producer of florist quality, flowering potted plants and annual bedding plants. The total acquisition price was approximately $30,100, which resulted in goodwill of approximately $1,500.

 For the Year Ended December 31, 1998

   On April 6, 1998, the Company entered into a stock purchase agreement to acquire all of the issued and outstanding shares of capital stock of Lakeland, a producer of sphagnum peat moss in western Canada. The total acquisition price was approximately $22,400.

 For the Year Ended December 31, 1997

   On December 16, 1997, the Company acquired all of the issued and outstanding capital stock of Bryfogle's Wholesale, Inc., Bryfogle's Power Plants, and Power Plants II, Inc. (collectively "Bryfogle's"), a producer of color bedding plants sold primarily to home centers and mass merchandisers in Pennsylvania and surrounding states. The total acquisition price was approximately $19,000, which resulted in goodwill of approximately $13,800.

   On October 20, 1997, the Company acquired certain assets and assumed certain liabilities of Pacific Color Nurseries, Inc. ("PCN") a producer of color bedding plants sold primarily to home centers and mass merchandisers in California. The total acquisition price was approximately $1,700, which resulted in goodwill of approximately $300.

 Acquisition of Willow Creek Greenhouses, Inc.

   On January 14, 2000, the Company entered into an agreement to acquire certain assets (primarily land and buildings) and all of the outstanding capital stock of Willow Creek Greenhouses, Inc. ("Willow Creek"), a producer of quality annual bedding plants and holiday plants. The total acquisition price was approximately $18,800, which resulted in goodwill of approximately $10,500.

                           HINES HORTICULTURE, INC.

                            (Dollars in Thousands)


 Pro Forma Operating Data

   The following summary of condensed unaudited pro forma results of operations for the years ended December 31, 1999 and 1998 gives effect to the following transactions as if they had occurred on January 1, 1998: (i) the acquisition of Lakeland; (ii) the Equity Recapitalization; (iii) the closing of the new Senior Credit Facility; (iv) the Offering; and (v) the acquisitions of Strong Lite, Pro Gro and Atlantic (in thousands, except per share data):

                                                                For the Year
                                                               Ended December
                                                                     31,
                                                              -----------------
                                                                1999     1998
                                                              -------- --------
   Sales, net................................................ $311,810 $282,900
   Net Income applicable to common stock.....................   17,212   13,699
   Basic earnings per share:
     Income per common share................................. $    .78 $    .62
   Diluted earnings per share:
     Income per common share................................. $    .78 $    .62

4. Unusual Expenses

   During 1997, the Company received $1,194 of insurance proceeds from claims to replace assets that had been damaged and recorded a gain of $1,194, representing the difference between the proceeds received and the carrying amount of the damaged assets. As of December 31, 1998, the Company had acquired $1,324 of fixed assets utilizing the insurance proceeds.

   In December 1996, the Company approved a restructuring plan and recognized an unusual charge in that year for Sun Gro. An additional liability of $1,537 was recognized during the year ended December 31, 1997, representing $1,100 of severance-related payments and $437 of other related restructuring charges. As of December 31, 1998, there was no remaining reserve balance.

5. Inventories

   Inventories consisted of the following:

                                                                December 31,
                                                              -----------------
                                                                1999     1998
                                                              -------- --------
   Nursery stock............................................. $121,330 $104,085
   Finished goods............................................   10,799    4,818
   Materials and supplies....................................   12,786    9,223
                                                              -------- --------
                                                              $144,915 $118,126
                                                              ======== ========

                           HINES HORTICULTURE, INC.

                            (Dollars in Thousands)


6. Fixed Assets

   Fixed assets consisted of the following:

                                                                December 31,
                                                              -----------------
                                                                1999     1998
                                                              -------- --------
   Land...................................................... $ 13,222 $ 11,238
   Peat reserves and bog costs...............................   59,031   62,873
   Buildings and improvements................................   72,795   33,955
   Machinery and equipment...................................   52,378   40,454
   Construction in progress..................................   10,346    6,118
                                                              -------- --------
                                                               207,772  154,638
   Less-Accumulated depreciation and depletion...............   38,455   29,221
                                                              -------- --------
                                                              $169,317 $125,417
                                                              ======== ========

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

   Concurrent with the Offering, the Company entered into the Senior Credit Facility to provide for a new $50,000 term loan and a $200,000 revolving credit facility, which replaced the Company's existing senior credit facility and increased the aggregate size of the Company's borrowing facilities by $100,000. At December 31, 1999 the revolving credit facility was comprised of a $100,000 working capital revolver and a $100,000 acquisition revolver. (Refer to Note 18 Subsequent Events).

   After an initial period, the interest rate spread over the U.S. prime rate and Eurodollar rate varies depending upon the Company's quarterly leverage and interest coverage ratios as defined in the Senior Credit Facility agreement. The revolving credit facility and all other obligations under the Senior Credit Facility are secured by substantially all of the assets and common stock of Hines Nurseries and Sun Gro-US, as well as a pledge of 65% of the common stock of Sun Gro-Canada. The Senior Credit Facility contains covenants

                           HINES HORTICULTURE, INC.

                            (Dollars in Thousands)

that, among other matters, establish minimum interest coverage and net worth and maximum leverage ratios and capital expenditure amounts. After an initial period, the average daily amount of the unused portion of the revolving credit facility is subject to a commitment fee that varies depending upon the Company's quarterly leverage ratio as defined in the Senior Credit Facility agreement. The revolving credit facility expires on June 30, 2003. Amounts borrowed under the acquisition facility will convert into a term loan on June 30, 2000 and will begin to amortize thereafter. The weighted average interest rate on borrowings outstanding under the Company's revolving lines of credit for the years ended December 31, 1999 and 1998 were approximately 6.7% and 7.7%, respectively.

8. Long-term Debt

                                                      December 31, December 31,
                                                          1999         1998
                                                      ------------ ------------
   Acquisition term loan, interest at the bank's
    reference rate (8.5% and 7.75% at December 31,
    1999 and 1998, respectively) plus .25% or the
    Eurodollar rate plus 1.25%. Principal payments
    due from September 30, 2000 through June 30,
    2003 ranging from 2.50% to 37.5% of the
    outstanding balance as of June 26, 2000, as
    specified in the loan agreement.................    $ 79,650     $ 19,000
   Term debt, interest at the bank's reference rate
    (8.5% and 7.75% at December 31, 1999 and 1998,
    respectively) plus .25% or the Eurodollar rate
    plus 1.25%. Principal payments due from June 30,
    1999 through June 30, 2003 ranging from $1,250
    to $11,250, as specified in the loan agreement..      48,250       50,000
   Senior Subordinated Notes, Series B, interest at
    11.75% payable semi-annually on each June 30 and
    December 31, maturing on October 15, 2005.......      78,000       78,000
   Other obligations due at various dates through
    2004............................................       2,507        1,699
                                                        --------     --------
   Less current portion.............................     208,407      148,699
                                                          12,730        3,066
                                                        --------     --------
                                                        $195,677     $145,633
                                                        ========     ========

   Estimated principal maturities of long-term debt outstanding at December 31, 1999 are as follows:

   2000................................................................ $ 12,730
   2001................................................................   14,969
   2002................................................................   40,770
   2003................................................................   61,678
   2004                                                                      260
   Thereafter..........................................................   78,000
                                                                        --------
                                                                        $208,407
                                                                        ========

   The Senior Subordinated Notes were issued by Hines Nurseries and are redeemable, in whole or in part, at the option of the Company, on or after October 15, 2000 at prices specified by the indenture agreement (105.875% as a percentage of the principal amount thereof in 2000 to 100.000% in 2004). Upon a change of

                           HINES HORTICULTURE, INC.

                            (Dollars in Thousands)

control, each holder will have the right to require Hines Nurseries to repurchase such holder's notes at a price equal to 101 percent of the principal amount thereof plus accrued interest, if any, to the date of repurchase. The Senior Subordinated Notes are uncollateralized and subordinated to all existing and future senior debt and unconditionally guaranteed on a senior subordinated basis by Hines and Sun Gro-U.S.

   The indenture governing the Senior Subordinated Notes imposes certain limitations on the ability of Hines and Sun Gro-U.S. to, among other things, incur additional indebtedness, pay dividends or make certain other restricted payments and consummate certain asset sales.

9. Commitments and Contingencies

 Operating Leases

   The Company leases certain land, office and warehouse facilities under various renewable long-term operating leases. Certain of these leases include escalation clauses based upon changes in the consumer price index and/or the fair rental value of leased land. One of the operating land leases requires the Company to pay rent equal to the greater of 2.25 percent, increasing to 3 percent by the year 2010, of the sales derived from the related land or a minimum per acre amount, as defined in the agreement. Total rent expense under these operating lease agreements for the years ended December 31, 1999, 1998 and 1997 was $1,683, $1,592 and $1,684 respectively.

   As of December 31, 1999, the Company's future minimum annual payments under its non-cancelable operating leases are as follows:

   2000................................................................. $ 4,806
   2001.................................................................   4,087
   2002.................................................................   3,033
   2003.................................................................   2,180
   2004.................................................................   1,726
   Thereafter...........................................................  11,718
                                                                         -------
                                                                         $27,550
                                                                         =======

 Legal Matters

   From time to time, the Company is involved in various disputes and litigation matters, which arise in the ordinary course of business. The litigation process is inherently uncertain and it is possible that the resolution of these disputes and lawsuits may adversely affect the Company. Management believes, however, that the ultimate resolution of such matters will not have a material adverse impact on the Company's consolidated financial position, results of operations or cash flows.

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

                           HINES HORTICULTURE, INC.

                            (Dollars in Thousands)

Company and to enable the Company to attract, retain and reward the best available persons for positions of substantial responsibility. The options are granted at the fair market value of the shares underlying the options at the date of grant, generally become exercisable over a four-year period and expire in ten years.

   Approximately 2.6 million shares of common stock are available for issuance pursuant to the 1998 Stock Plan, subject to adjustment in the event of a reorganization, stock split, merger or similar change in the corporate structure of the Company or the outstanding shares of common stock.

   The Company adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") in 1998. As permitted by SFAS 123, the Company measures compensation cost in accordance with Accounting Principles Board Opinon No. 25, "Accounting for Stock Issued to Employees", and related interpretations, but provides pro forma disclosures of net income and earnings per share as if the fair value method (as defined in SFAS 123) had been applied. Had compensation cost been determined using the fair value method prescribed by SFAS 123, the Company's net income (loss) and earnings
(loss) per share for the year ended December 31 would have been as follows (in thousands, except per share amounts):

                                                                  1999    1998
                                                                 ------- ------
   Pro forma net income (loss):................................. $13,652 $(352)
   Pro forma basic earnings (loss) per share.................... $   .62 $(.02)
   Pro forma diluted earnings (loss) per share.................. $   .62 $(.02)

   The Company estimates the weighted average fair value of each stock option on the grant date using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                                            1999        1998
                                                          ---------  ----------
   Dividend yield........................................         0%          0%
   Expected volatility...................................      60.7%       50.0%
   Risk-free interest rate...............................      5.56%       5.56%
   Expected life......................................... Six years  Four years

   A summary of the status of the Company's stock option plan as of December 31 is presented below:

                                       1999                        1998
                            --------------------------- ---------------------------
                                       Weighted Average            Weighted Average
                             Shares     Exercise Price   Shares     Exercise Price
                            ---------  ---------------- ---------  ----------------
   Outstanding as of
    January 1.............. 2,043,951       $10.99            --        $  --
   Granted.................   376,363        11.00      2,081,600        10.99
   Exercised...............       --           --             --           --
   Cancelled...............  (145,844)       11.00        (37,649)       11.00
                            ---------       ------      ---------       ------
   Outstanding as of
    December 31............ 2,274,470       $10.99      2,043,951       $10.99
                            =========       ======      =========       ======

   The weighted average remaining contractual lives were 8.6 and 9.5 years for the years ended December 31, 1999 and 1998, respectively. As of December 31, 1999 expiration dates ranged from June 22, 2008 to December 30, 2009. The range of exercise prices was $6.875 to $11.00 for options outstanding as of December 31, 1999. The weighted average fair value of options granted during the year ended December 31, 1999 and 1998 was $4.40 and $4.93, respectively. There were 774,963 and 267,797 options exercisable as of December 31, 1999 and 1998, respectively with weighted average exercise prices of $10.99 per share.

                            HINES HORTICULTURE, INC.

                             (Dollars in Thousands)


11. Income Taxes

   The components of income (loss) from continuing operations before provision for income taxes and the provision for income taxes consisted of the following:

                                             For the Years Ended December 31,
                                             -----------------------------------
                                                1999         1998       1997
                                             -----------  ----------  ----------
   Income (loss) before income taxes:
   U.S...................................... $    20,812  $   17,890  $   8,321
   Foreign..................................       3,252        (571)       972
                                             -----------  ----------  ---------
                                                $ 24,064  $   17,319  $   9,293
                                             ===========  ==========  =========
   Current:
   Federal.................................. $        61  $      --   $     --
   State....................................         130          41         10
   Foreign..................................         523         143        --
                                             -----------  ----------  ---------
                                             $       714  $      184  $      10
                                             ===========  ==========  =========
   Deferred:
   Federal.................................. $     7,614  $    5,974  $   3,345
   State....................................         876         867        698
   Foreign..................................        (560)       (180)      (537)
                                             -----------  ----------  ---------
                                                   7,930       6,661      3,506
                                             -----------  ----------  ---------
                                             $     8,644  $    6,845  $   3,516
                                             ===========  ==========  =========


   The reported provision for income taxes differs from the amount computed by applying the statutory federal income tax rate of 34 percent to income before provision for income taxes as follows:

                                           For the Years Ended December 31,
                                           ----------------------------------
                                              1999        1998        1997
                                           ----------  ----------  ----------
   Provision computed at statutory rate...     $8,182  $    5,888  $    3,161
   Increase (decrease) resulting from:
   State tax, net of federal benefit......      1,007         605         433
   Foreign taxes..........................        179         (13)        (63)
   Goodwill...............................        395         349         (93)
   Meals and entertainment................        198         199         113
   Reduction in tax reserves..............       (918)        --          --
   Other..................................       (399)       (183)        (35)
                                           ----------  ----------  ----------
                                               $8,644  $    6,845  $    3,516
                                           ==========  ==========  ==========

                           HINES HORTICULTURE, INC.

                            (Dollars in Thousands)


   Deferred tax assets (liabilities) are comprised of the following:

                                                              December 31,
                                                            ------------------
                                                              1999      1998
                                                            --------  --------
   Deferred tax assets:
   Deferred expenses....................................... $    839  $    690
   Capital loss carry forwards.............................      571       851
   Deferred currency loss..................................      460     1,300
   Net operating loss carry forwards.......................   13,630    14,357
   Investment tax credit carry forwards....................      --        298
   Foreign currency cumulative translation adjustment......    2,700       --
   Other...................................................      557       241
   Valuation allowance.....................................     (571)   (2,141)
                                                            --------  --------
   Gross deferred tax assets...............................   18,186    15,596
                                                            --------  --------
   Deferred tax liabilities:
   Accrual to cash adjustment..............................  (48,171)  (41,361)
   Fixed asset basis differences...........................  (28,184)  (19,042)
   Investment in foreign subsidiary........................   (2,995)   (3,250)
   Other...................................................     (482)   (1,536)
                                                            --------  --------
   Gross deferred tax liabilities..........................  (79,832)  (65,189)
                                                            --------  --------
   Net deferred tax liability.............................. $(61,646) $(49,593)
                                                            ========  ========
   Deferred income tax liability, current.................. $(46,565) $(39,389)
   Deferred income tax liability, non-current..............  (15,081)  (10,204)
                                                            --------  --------
                                                            $(61,646) $(49,593)
                                                            ========  ========

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

   At December 31, 1999, the Company had approximately $36,500 in net operating loss carry forwards for federal income tax reporting purposes. The Company's federal net operating losses begin to expire in 2005.

   At December 31, 1999, Sun Gro-Canada had capital loss carry forwards of approximately Cdn. $2,121 (U.S. $1,447). These capital loss carry forwards may be carried forward indefinitely but may only be used to the extent of capital gains realized by Sun Gro-Canada. A full valuation allowance has been recorded against the deferred tax asset associated with the capital loss carry forwards.

   During 1999, the Company generated sufficient income to fully utilize the Canadian investment tax credit and net operating loss carry forwards relating to the 1996 acquisition of Flynn Rainbow Nurseries, Inc. ("Flynn"). Both items had a full valuation allowance at December 31, 1998. The release of the valuation allowance related to the Flynn net operating loss reduced goodwill by $991.

                           HINES HORTICULTURE, INC.

                            (Dollars in Thousands)

12. Employee Benefit Plans

   Sun Gro sponsors a 401(K) Retirement Savings Plan for salaried and permanent hourly U.S. employees (the "US Plan") and a Registered Pension Plan for Canadian salaried and certain hourly employees (the "Canadian Plan").

   Participants of the US Plan may make voluntary contributions to the plan up to 15 percent of their compensation (as defined). The Sun Gro match contribution formula is based on return on sales for the previous year. The Sun Gro match contribution to the US Plan may not exceed $3,500 per participant per calendar year.

   Certain participants of the Canadian Plan must make contributions to the plan up to 5 percent and 3 percent of their compensation (as defined) and may make voluntary contributions to the plan up to 18 percent of their compensation (as defined). Sun Gro contributes up to 5 percent and 3 percent of each participant's compensation (as defined) to the Canadian Plan with no maximum for the salaried and hourly plans, respectively. The participants required contributions and employer contributions vary for those employees under a collective bargaining agreement.

   The total expense related to these plans was $444, $0 and $284 for the years ended December 31, 1999, 1998 and 1997, respectively.

13. Segment Information

   The Company operates in two business segments in the horticultural industry: the nursery business and the growing media business. The Company evaluates the performance of its segments based primarily on operating income. Refer to Note 19 "Guarantor/Non-guarantor Disclosures" for the required disclosures about the Company's segments for the three years ended December 31, 1999.

14. Supplemental Cash Flow Information

   Supplemental disclosure of non-cash investing and financing activities were as follows:

                                                             December 31,
                                                        -----------------------
                                                         1999    1998    1997
                                                        ------- ------- -------
   Fair value of assets acquired......................  $74,814 $30,535 $22,069
   Liabilities assumed and incurred in connection with
    acquisitions......................................   13,229  10,606   2,437
                                                        ------- ------- -------
   Cash paid..........................................  $61,585 $19,929 $19,632
                                                        ======= ======= =======

15. Fair Values of Financial Instruments

   The Company used the following methods and assumptions in estimating its fair value disclosures for financial instruments:

 Cash

   The carrying amount reported in the balance sheet for cash approximates its fair value.

                           HINES HORTICULTURE, INC.

                            (Dollars in Thousands)


 Short-term and Long-term Debt

   The fair value of the Senior Subordinated Notes is based on the closing price of the debt securities at December 31, 1999 and 1998. The carrying amount of the Company's other long-term debt approximates its fair value based upon borrowing rates currently available to the Company. The carrying amount of the short-term debt approximates the fair value based on the short-term maturity of the instrument.

   The carrying amounts and estimated fair values of the Company's financial instruments at December 31, 1999 and 1998 are as follows:

                                                     December 31,
                                         -------------------------------------
                                                1999               1998
                                         ------------------ ------------------
                                         Carrying Estimated Carrying Estimated
                                                    Fair               Fair
                                          Amount    Value    Amount    Value
                                         -------- --------- -------- ---------
   Cash................................. $    --  $    --   $    515 $    515
   Short-term debt......................   34,750   34,750    30,850   30,850
   Long-term debt (including current
    portion)............................  208,407  210,747   148,699  155,719

16. Valuation and Qualifying Accounts

   Activity with respect to the Company's allowance for doubtful accounts receivable is summarized as follows:

                                                         For the Years Ended
                                                             December 31,
                                                         ----------------------
                                                          1999    1998    1997
                                                         ------  ------  ------
   Beginning balance.................................... $1,224  $1,193  $1,019
   Acquired reserves....................................    642     --      --
   Charges to expense...................................     94     131     474
   Amounts written off..................................   (516)   (100)   (300)
                                                         ------  ------  ------
   Ending balance....................................... $1,444  $1,224  $1,193
                                                         ======  ======  ======

                           HINES HORTICULTURE, INC.

                            (Dollars in Thousands)


17. Geographic Information

   Geographic information is summarized as follows:

                                                      For the Years Ended
                                                          December 31,
                                                   ----------------------------
                                                     1999      1998      1997
                                                   --------  --------  --------
   Net Sales:
     United States
        Sales to unaffiliated customers........... $266,020  $221,655  $191,150
     Canada
        Sales to unaffiliated customers...........   13,334    13,307    10,106
       Transfers to other geographic areas........   19,425    19,758    13,852
     Eliminations.................................  (21,129)  (19,758)  (13,852)
                                                   --------  --------  --------
                                                   $277,650  $234,962  $201,256
                                                   ========  ========  ========
   Operating income:
     United States................................ $ 38,202  $ 32,988  $ 28,637
     Canada.......................................    4,020     4,791     2,461
     Eliminations.................................      --        --        --
                                                   --------  --------  --------
                                                   $ 42,222  $ 37,779  $ 31,098
                                                   ========  ========  ========
   Total assets:
     United States................................ $350,022  $241,090  $241,679
     Canada.......................................   71,001    75,797    54,174
     Eliminations.................................   (2,242)   (1,777)  (27,034)
                                                   --------  --------  --------
                                                   $418,781  $315,110  $268,819
                                                   ========  ========  ========

   Export sales from the United States totaled $7,434, $9,952 and $7,872 for the years ended December 31, 1999, 1998 and 1997, respectively.

18. Subsequent Events

   On March 3, 2000, the Company entered into an agreement to acquire (i) substantially all of the assets and assume certain liabilities of Lovell Farms, Inc., and Botanical Farms, Inc.; (ii) the capital stock of Enviro-Safe Laboratories, Inc.; and (iii) the partnership interest of Lovell Properties (collectively referred to as "Lovell"). Lovell is a supplier of bedding and holiday plants to independent garden centers, home centers, mass merchandisers and other professional customers in the southeastern United States. The total acquisition price was approximately $92,000, which is expected to result in goodwill of approximately $70,000. Acquisition related costs related to the Lovell acquisition are estimated to be $1,000. In addition, under the terms of the purchase agreement, the Company may be required to make additional payments of up to $12,500, contingent upon Lovell achieving certain operating results during 2000 and 2001.

   In connection with the Lovell acquisition, the Company entered into an amendment to its existing senior credit facility (the "Amended Senior Credit Facility") dated March 3, 2000 to provide for a new $100,000 term loan and a $15,000 increase in the Company's existing working capital revolving credit facility. The term loan requires annual principal payments of $1,000 through December 31, 2003, $47,000 in fiscal year 2004 and the

                           HINES HORTICULTURE, INC.

                            (Dollars in Thousands)

remaining balance in fiscal year 2005. The term loan and revolving credit facility interest rate is a percentage spread over the U.S. prime rate and the Eurodollar rate depending upon the Company's quarterly leverage and interest rate coverage ratios as defined in the Amended Senior Credit Facility. The term loan and revolving credit facility are secured by substantially all of the assets and common stock of the Company's domestic subsidiaries and 65% of the common stock of its foreign subsidiary. The Lovell acquisition was financed with proceeds from the Amended Senior Credit Facility.

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

   The following condensed consolidating information shows (a) Hines on a parent company basis only as the parent guarantor (carrying its investment in its subsidiary under the equity method), (b) Hines Nurseries as the issuer (carrying its investment in its subsidiary under the equity method), (c) Sun Gro-U.S. as subsidiary guarantor (carrying its investment in Sun Gro-Canada under the equity method), (d) Sun Gro-Canada and its direct and indirect subsidiaries, as subsidiary non-guarantors, (e) eliminations necessary to arrive at the information for the parent guarantor and its direct and indirect subsidiaries on a consolidated basis and (f) the parent guarantor on a consolidated basis, as follows:

  . Consolidating balance sheets as of December 31, 1999 and December 31,
    1998

  . Consolidating statements of operations for the years ended December 31, 1999, 1998 and 1997; and

  . Consolidating statements of cash flows for the years ended December 31, 1999, 1998 and 1997

                     GUARANTOR / NON-GUARANTOR DISCLOSURES

                          CONSOLIDATING BALANCE SHEET

                            As of December 31, 1999
                             (Dollars in thousands)

                                             Nursery
                                             Segment        Growing Media Segment
                                            ---------  --------------------------------
                                                                     Sun Gro
                                  Hines                  Sun Gro     Canada
                               Horticulture   Hines       U.S.     (Subsidiary Sun Gro
                                 (Parent    Nurseries  (Subsidiary     Non-      Sub-                 Consolidated
                                Guarantor)   (Issuer)   Guarantor) Guarantors)  total    Eliminations    Total
                               ------------ ---------  ----------- ----------- --------  ------------ ------------
           ASSETS
           ------
Current assets:
 Cash......................      $    --    $    --      $   --      $   --    $    --    $     --      $    --
 Accounts receivable, net..           --      14,705      19,288       3,203     22,491         --        37,196
 Inventories...............           --     126,272       9,742       8,901     18,643         --       144,915
 Prepaid expenses and other
  current assets...........           --       2,460       2,231         513      2,744         --         5,204
 Deferred income taxes.....            24        122       1,018         465      1,483   $  (1,629)         --
                                 --------   --------     -------     -------   --------   ---------     --------
   Total current assets....      $     24   $143,559     $32,279     $13,082   $ 45,361   $  (1,629)    $187,315
                                 --------   --------     -------     -------   --------   ---------     --------
Fixed assets, net..........           --      99,124      12,984      57,209     70,193         --       169,317
Deferred financing
 expenses, net.............           --       3,327         --          --         --          --         3,327
Goodwill, net..............           --      36,906      21,206         710     21,916         --        58,822
Deferred income taxes......           --      13,606         --          --         --      (13,606)         --
Investments in
 subsidiaries..............        81,596     12,874       7,648         --       7,648    (102,118)         --
                                 --------   --------     -------     -------   --------   ---------     --------
                                 $ 81,620   $309,396     $74,117     $71,001   $145,118   $(117,353)    $418,781
                                 ========   ========     =======     =======   ========   =========     ========
LIABILITIES AND SHAREHOLDERS'
           EQUITY
-----------------------------
Current liabilities:
 Accounts payable..........      $    --    $  9,709     $ 4,751     $ 3,822   $  8,573   $     --      $ 18,282
 Accrued liabilities.......           --       2,567       4,617       1,434      6,051         --         8,618
 Accrued payroll and
  benefits.................           --       5,854         702         846      1,548         --         7,402
 Accrued interest..........           --       4,828          98         --          98         --         4,926
 Long-term debt, current
  portion..................           --       8,669       1,516       2,545      4,061         --        12,730
 Revolving line of credit..           --      34,750         --          --         --          --        34,750
 Deferred income taxes.....           --      48,194         --          --         --       (1,629)      46,565
 Intercompany accounts.....         6,870    (41,587)     17,863      16,854     34,717         --           --
                                 --------   --------     -------     -------   --------   ---------     --------
   Total current
    liabilities............         6,870     72,984      29,547      25,501     55,048      (1,629)     133,273
                                 --------   --------     -------     -------   --------   ---------     --------
Long-term debt.............           --     149,775      29,134      16,768     45,902         --       195,677
Deferred income taxes......           --      11,300         803      16,584     17,387     (13,606)      15,081
Shareholders' equity
 Common stock..............           221     17,971      11,414       4,500     15,914     (33,885)         221
 Additional paid in
  capital..................       127,938     21,362       5,889       1,777      7,666     (29,028)     127,938
 Notes receivable from
  stock sales..............          (173)       --          --          --         --          --          (173)
 Retained earnings
  (deficit)................       (49,145)    36,004       1,421       5,871      7,292     (43,296)     (49,145)
 Accumulated other
  comprehensive loss.......        (4,091)       --       (4,091)        --      (4,091)      4,091       (4,091)
                                 --------   --------     -------     -------   --------   ---------     --------
   Total shareholders'
    equity.................        74,750     75,337      14,633      12,148     26,781    (102,118)      74,750
                                 --------   --------     -------     -------   --------   ---------     --------
                                 $ 81,620   $309,396     $74,117     $71,001   $145,118   $(117,353)    $418,781
                                 ========   ========     =======     =======   ========   =========     ========

                          CONSOLIDATING BALANCE SHEET

                            As of December 31, 1998
                             (Dollars in thousands)

                                       Nursery
                                       Segment           Growing Media Segment
                                      ---------  -------------------------------------
                            Hines                 Sun Gro-      Sun Gro-
                         Horticulture   Hines       U.S.         Canada
                           (Parent    Nurseries  (Subsidiary   (Subsidiary    Sun Gro               Consolidated
                          Guarantor)   (Issuer)   Guarantor) Non-Guarantors) Sub-total Eliminations    Total
                         ------------ ---------  ----------- --------------- --------- ------------ ------------
         ASSETS
         ------
Current assets:
 Cash...................   $    --    $    515     $   --        $   --      $    --    $     --      $    515
 Accounts receivable,
  net...................        --       9,164      14,526         3,051       17,577         --        26,741
 Inventories............        --     108,235       2,696         7,195        9,891         --       118,126
 Prepaid expenses and
  other current
  assets................        --       1,124         558           644        1,202         --         2,326
 Deferred income
  taxes.................         32         20         957           963        1,920      (1,972)         --
                           --------   --------     -------       -------     --------   ---------     --------
   Total current
    assets..............   $     32   $119,058     $18,737       $11,853     $ 30,590   $  (1,972)    $147,708
                           --------   --------     -------       -------     --------   ---------     --------
Fixed assets, net.......        --      56,198       6,067        63,152       69,219         --       125,417
Deferred financing
 expenses, net..........        --       4,077         --            --           --          --         4,077
Goodwill, net...........        --      37,116         --            792          792         --        37,908
Deferred income taxes...        --      14,508         --            --           --      (14,508)         --
Investments in
 subsidiaries...........     66,188     12,149      12,194           --        12,194     (90,531)         --
                           --------   --------     -------       -------     --------   ---------     --------
                           $ 66,220   $243,106     $36,998       $75,797     $112,795   $(107,011)    $315,110
                           ========   ========     =======       =======     ========   =========     ========
    LIABILITIES AND
  SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable.......   $    --    $  3,982     $ 1,872       $ 3,534     $  5,406   $     --      $  9,388
 Accrued liabilities....        --       1,638       3,637         1,076        4,713         --         6,351
 Accrued payroll and
  benefits..............        --       4,790         718           648        1,366         --         6,156
 Accrued interest.......        --         751         --            --           --          --           751
 Long-term debt,
  current portion.......        --       2,066         --          1,000        1,000         --         3,066
 Revolving line of
  credit................        --      30,850         --            --           --          --        30,850
 Deferred income
  taxes.................        --      41,361         --            --           --       (1,972)      39,389
 Intercompany
  accounts..............      2,898    (33,577)     13,366        17,313       30,679         --           --
                           --------   --------     -------       -------     --------   ---------     --------
   Total current
    liabilities.........      2,898     51,861      19,593        23,571       43,164      (1,972)      95,951
                           --------   --------     -------       -------     --------   ---------     --------
Long-term debt..........        --     126,633         --         19,000       19,000         --       145,633
Deferred income taxes...        --       4,683       3,497        16,532       20,029     (14,508)      10,204
Shareholders' equity
  Common stock..........        221     17,971      11,414         4,500       15,914     (33,885)         221
 Additional paid in
  capital...............    127,992     21,362       5,889         1,777        7,666     (29,028)     127,992
 Notes receivable from
  stock sales...........       (326)       --          --            --           --          --          (326)
 Retained earnings
  (deficit).............    (64,565)    20,596      (3,395)       10,417        7,022     (27,618)     (64,565)
                           --------   --------     -------       -------     --------   ---------     --------
   Total shareholders'
    equity..............     63,322     59,929      13,908        16,694       30,602     (90,531)      63,322
                           --------   --------     -------       -------     --------   ---------     --------
                           $ 66,220   $243,106     $36,998       $75,797     $112,795   $(107,011)    $315,110
                           ========   ========     =======       =======     ========   =========     ========

                     CONSOLIDATING STATEMENT OF OPERATIONS

                      For the year ended December 31, 1999
                             (Dollars in thousands)

                                        Nursery
                                        Segment          Growing Media Segment
                                       ---------  ------------------------------------
                             Hines                  Sun Gro       Sun Gro
                          Horticulture   Hines       U.S.         Canada      Sun Gro
                            (Parent    Nurseries  (Subsidiary   (Subsidiary     Sub-                 Consolidated
                           Guarantor)  (issuer)   Guarantor)  Non-Guarantors)  total    Eliminations    Total
                          ------------ ---------  ----------- --------------- --------  ------------ ------------
Sales, net..............    $    --    $176,842     $89,178       $32,759     $121,937    $(21,129)    $277,650
Cost of goods sold......         --      93,403      47,674        19,973       67,647     (21,129)     139,921
                            --------   --------     -------       -------     --------    --------     --------
  Gross Profit..........         --      83,439      41,504        12,786       54,290         --       137,729
Operating expenses......         --      54,025      32,716         8,766       41,482         --        95,507
                            --------   --------     -------       -------     --------    --------     --------
  Operating income......         --      29,414       8,788         4,020       12,808         --        42,222
                            --------   --------     -------       -------     --------    --------     --------
Other expenses:
  Interest..............         (20)    14,780       1,366         1,282        2,648         --        17,408
  Interest--
   intercompany.........         --      (1,657)      1,229           428        1,657         --           --
Amortization of deferred
 financing expenses,
 other..................     (15,408)    (5,625)     (2,346)          --        (2,346)     24,129          750
                            --------   --------     -------       -------     --------    --------     --------
                             (15,428)     7,498         249         1,710        1,959      24,129       18,158
                            --------   --------     -------       -------     --------    --------     --------
Income before provision
 for
 income taxes...........      15,428     21,916       8,539         2,310       10,849     (24,129)      24,064
Income tax provision
 (benefit)..............           8      6,508       2,165           (37)       2,128         --         8,644
                            --------   --------     -------       -------     --------    --------     --------
Net income..............    $ 15,420   $ 15,408     $ 6,374       $ 2,347     $  8,721    $(24,129)    $ 15,420
                            ========   ========     =======       =======     ========    ========     ========

                     CONSOLIDATING STATEMENT OF OPERATIONS

                      For the year ended December 31, 1998
                             (Dollars in thousands)

                                        Nursery
                                        Segment          Growing Media Segment
                                       ---------  ------------------------------------
                             Hines                 Sun Gro-
                          Horticulture   Hines       U.S.     Sun Gro-Canada  Sun Gro
                            (Parent    Nurseries  (Subsidiary   (Subsidiary     Sub-                 Consolidated
                           Guarantor)  (Issuer)   Guarantor)  Non-Guarantors)  total    Eliminations    Total
                          ------------ ---------  ----------- --------------- --------  ------------ ------------
Sales, net..............    $   --     $151,806     $69,849       $33,065     $102,914    $(19,758)    $234,962
Cost of goods sold......        --       78,198      36,182        20,391       56,573     (19,758)     115,013
                            -------    --------     -------       -------     --------    --------     --------
 Gross Profit...........        --       73,608      33,667        12,674       46,341         --       119,949
Operating expenses......        --       45,983      28,304         7,883       36,187         --        82,170
                            -------    --------     -------       -------     --------    --------     --------
 Operating income.......        --       27,625       5,363         4,791       10,154         --        37,779
                            -------    --------     -------       -------     --------    --------     --------
Other expenses:
 Interest...............         44      17,625         592         1,192        1,784         --        19,453
 Interest--
  intercompany..........        --       (1,475)      1,424            51        1,475         --           --
 Amortization of
  deferred financing
  expenses, other.......     (6,094)     (2,550)     (2,945)          151       (2,794)     12,445        1,007
                            -------    --------     -------       -------     --------    --------     --------
                             (6,050)     13,600        (929)        1,394          465      12,445       20,460
                            -------    --------     -------       -------     --------    --------     --------
Income before provision
 for income taxes.......      6,050      14,025       6,292         3,397        9,689     (12,445)      17,319
Income tax provision
 (benefit)..............        (18)      4,104       2,802           (43)       2,759         --         6,845
                            -------    --------     -------       -------     --------    --------     --------
Net income before
 extraordinary items....      6,068       9,921       3,490         3,440        6,930     (12,445)      10,474
Extraordinary items, net
 of tax.................        --        3,827         124           455          579                    4,406
                            -------    --------     -------       -------     --------    --------     --------
Net income..............    $ 6,068    $  6,094     $ 3,366       $ 2,985     $  6,351    $(12,445)    $  6,068
                            =======    ========     =======       =======     ========    ========     ========

                     CONSOLIDATING STATEMENT OF OPERATIONS

                      For the year ended December 31, 1997
                             (Dollars in thousands)

                                        Nursery
                                        Segment          Growing Media Segment
                                       ---------  ------------------------------------
                             Hines                 Sun Gro-
                          Horticulture   Hines       U.S.     Sun Gro-Canada  Sun Gro
                            (Parent    Nurseries  (Subsidiary   (Subsidiary     Sub-                 Consolidated
                           Guarantor)   (Issuer)   Guarantor) Non-Guarantors)  total    Eliminations    Total
                          ------------ ---------  ----------- --------------- --------  ------------ ------------
Sales, net..............    $   --     $127,465     $63,685       $23,958     $ 87,643    $(13,852)    $201,256
Cost of goods sold......        --       64,175      33,980        15,104       49,084     (13,852)      99,407
                            -------    --------     -------       -------     --------    --------     --------
 Gross Profit...........        --       63,290      29,705         8,854       38,559         --       101,849
Operating expenses......        --       33,977      30,380         6,394       36,774         --        70,751
                            -------    --------     -------       -------     --------    --------     --------
 Operating income.......        --       29,313        (675)        2,460        1,785         --        31,098
                            -------    --------     -------       -------     --------    --------     --------
Other expenses:
 Interest...............         39      18,928         708         1,033        1,741         --        20,708
 Interest--
  intercompany..........        --       (1,036)        889           147        1,036         --           --
Amortization of deferred
 financing expenses,
 other..................     (5,800)      1,347          48           310          358       5,192        1,097
                            -------    --------     -------       -------     --------    --------     --------
                             (5,761)     19,239       1,645         1,490        3,135       5,192       21,805
                            -------    --------     -------       -------     --------    --------     --------
Income (loss) before
 provision for (benefit
 from) income taxes.....      5,761      10,074      (2,320)          970       (1,350)     (5,192)       9,293
Income tax provision
 (benefit)..............        (16)      4,274        (239)         (503)        (742)        --         3,516
                            -------    --------     -------       -------     --------    --------     --------
Net income (loss).......    $ 5,777    $  5,800     $(2,081)      $ 1,473     $   (608)   $ (5,192)    $  5,777
                            =======    ========     =======       =======     ========    ========     ========

                     CONSOLIDATING STATEMENT OF CASH FLOWS

                      For the year ended December 31, 1999
                             (Dollars in thousands)

                                       Nursery
                                       Segment           Growing Media Segment
                                      ---------  -------------------------------------
                            Hines                 Sun Gro-
                         Horticulture   Hines       U.S.     Sun Gro-Canada
                           (Parent    Nurseries  (Subsidiary   (Subsidiary    Sun Gro                Consolidated
                          Guarantor)  (Issuer)   Guarantor)  Non-Guarantors) Sub-total  Eliminations    Total
                         ------------ ---------  ----------- --------------- ---------  ------------ ------------
Cash provided by
 operating activities..     $  20     $ 14,673    $    191       $ 5,651     $  5,842      $ --        $ 20,535
                            -----     --------    --------       -------     --------      -----       --------
Cash flows from
 investing activities:
 Purchase of fixed
  assets, net..........       --       (15,895)     (2,380)       (3,119)      (5,499)       --         (21,394)
 Acquisitions, net of
  cash.................       --       (30,630)    (30,470)         (485)     (30,955)       --         (61,585)
                            -----     --------    --------       -------     --------      -----       --------
   Net cash used in
    investing
    activities.........       --       (46,525)    (32,850)       (3,604)     (36,454)       --         (82,979)
                            -----     --------    --------       -------     --------      -----       --------
Cash flows from
 financing activities:
 Proceeds from
  revolving line of
  credit, net..........       --         3,900         --            --           --         --           3,900
 Intercompany advances
  (repayments).........      (173)      (3,866)      4,039           --         4,039        --             --
 Proceeds from the
  issuance of long-
  term debt............       --        30,500      30,178           313       30,491        --          60,991
 Repayments of long-
  term debt............       --          (755)        --         (1,012)      (1,012)       --          (1,767)
 Dividends received
  (paid)...............       --         1,558      (1,558)          --        (1,558)       --             --
 Repayments of notes
  receivables from
  stock sales..........       153          --          --            --           --         --             153
                            -----     --------    --------       -------     --------      -----       --------
   Net cash provided by
    (used in) financing
    activities.........       (20)      31,337      32,659          (699)      31,960          0         63,277
                            -----     --------    --------       -------     --------      -----       --------
 Effect of exchange
  rate changes on
  cash.................       --           --          --         (1,348)      (1,348)       --          (1,348)
                            -----     --------    --------       -------     --------      -----       --------
Net decrease in cash...     $ --          (515)        --            --           --         --            (515)
Cash, beginning of
 year..................       --           515         --            --           --         --             515
                            -----     --------    --------       -------     --------      -----       --------
Cash, end of year......     $ --      $    --     $    --        $   --      $    --       $ --        $    --
                            =====     ========    ========       =======     ========      =====       ========

                     CONSOLIDATING STATEMENT OF OPERATIONS

                      For the year ended December 31, 1998
                             (Dollars in thousands)

                                      Nursery
                                      Segment           Growing Media Segment
                                     ---------  -------------------------------------
                           Hines                 Sun Gro-
                        Horticulture   Hines       U.S.     Sun Gro-Canada
                          (Parent    Nurseries  (Subsidiary   (Subsidiary    Sun Gro                Consolidated
                         Guarantor)   (Issuer)   Guarantor) Non-Guarantors) Sub-total  Eliminations    Total
                        ------------ ---------  ----------- --------------- ---------  ------------ ------------
Cash provided by (used
 in) operating
 activities............   $ (4,543)  $  3,680    $ 14,486      $ (2,105)    $ 12,381     $ 4,500     $  16,018
                          --------   --------    --------      --------     --------     -------     ---------
Cash flows from
 investing activities:
 Purchase of fixed
  assets, net..........        --     (15,814)       (679)       (2,395)      (3,074)        --        (18,888)
 Acquisitions, net of
  cash.................      2,118       (250)        --        (21,797)     (21,797)        --        (19,929)
                          --------   --------    --------      --------     --------     -------     ---------
   Net cash used in
    investing
    activities.........      2,118    (16,064)       (679)      (24,192)     (24,871)        --        (38,817)
                          --------   --------    --------      --------     --------     -------     ---------
Cash flows from
 financing activities:
 Proceeds from
  (repayments on)
  revolving line of
  credit...............        --      (5,381)     (6,871)          --        (6,871)        --        (12,252)
 Intercompany advances
  (repayments).........    (52,780)    33,176      (2,193)       21,797       19,604         --            --
 Proceeds from the
  issuance of long-
  term debt............        --      65,655         --         20,000       20,000         --         85,655
 Repayments of long-
  term debt............     (1,918)   (86,212)       (101)      (15,500)     (15,601)        --       (103,731)
 Deferred financing
  costs................        --      (2,183)        --            --           --          --         (2,183)
 Premium paid on
  redemption of Senior
  Subordinated Notes...        --      (3,841)        --            --           --          --         (3,841)
 Dividends received
  (paid)...............        --       4,642      (4,642)          --        (4,642)        --            --
 Repayments of notes
  receivables from
  stock sales..........         40        --          --            --           --          --             40
 Issuance of preferred
  and common stock.....     57,083      4,500         --            --           --       (4,500)       57,083
                          --------   --------    --------      --------     --------     -------     ---------
   Net cash provided by
    (used in) financing
    activities.........      2,425     10,356     (13,807)       26,297       12,490      (4,500)       20,771
                          --------   --------    --------      --------     --------     -------     ---------
Net decrease in cash...        --      (2,028)        --            --           --          --         (2,028)
Cash, beginning of
 year..................        --       2,543         --            --           --          --          2,543
                          --------   --------    --------      --------     --------     -------     ---------
Cash, end of year......   $    --    $    515    $    --       $    --      $    --      $   --      $     515
                          ========   ========    ========      ========     ========     =======     =========

                     CONSOLIDATING STATEMENT OF CASH FLOWS

                      For the year ended December 31, 1997
                             (Dollars in thousands)

                                       Nursery
                                       Segment           Growing Media Segment
                                      ---------  -------------------------------------
                            Hines                 Sun Gro-
                         Horticulture   Hines       U.S.     Sun Gro-Canada
                           (Parent    Nurseries  (Subsidiary   (Subsidiary    Sun Gro               Consolidated
                          Guarantor)   (Issuer)   Guarantor) Non-Guarantors) Sub-total Eliminations    Total
                         ------------ ---------  ----------- --------------- --------- ------------ ------------
Cash provided by (used
 in) operating
 activities............    $(9,858)   $  3,149     $(6,998)      $ 6,299      $  (699)   $ 9,595      $  2,187
                           -------    --------     -------       -------      -------    -------      --------
Cash flows from
 investing activities:
 Purchase of fixed
  assets, net..........        --       (7,169)       (741)       (2,066)      (2,807)       --         (9,976)
 Proceeds from
  insurance claims.....        --        1,194         --            --           --         --          1,194
 Purchase of fixed
  assets from
  insurance
  claims proceeds......        --       (1,324)        --            --           --         --         (1,324)
 Acquisitions, net of
  cash.................        --      (19,632)        --            --           --         --        (19,632)
                           -------    --------     -------       -------      -------    -------      --------
   Net cash used in
    investing
    activities.........        --      (26,931)       (741)       (2,066)      (2,807)       --        (29,738)
                           -------    --------     -------       -------      -------    -------      --------
Cash flows from
 financing activities:
 Proceeds from
  revolving line of
  credit...............        --       12,030       1,715           --         1,715        --         13,745
 Intercompany advances
  (repayments).........          7     (10,879)     10,893           (21)      10,872        --            --
 Proceeds from the
  issuance of long-
  term debt............        --       12,000         --            --           --         --         12,000
 Repayments of long-
  term debt............        --       (2,160)        --         (2,750)      (2,750)       --         (4,910)
 Deferred financing
  costs................        --         (966)       (257)          --          (257)       --         (1,223)
 Dividends received
  (paid)...............        --        6,169      (6,169)          --        (6,169)       --            --
 Repurchase and
  retirement of
  stock................        (75)        --          --            --           --         --            (75)
 Issuance of preferred
  and common stock.....      9,926       9,500          95           --            95     (9,595)        9,926
                           -------    --------     -------       -------      -------    -------      --------
   Net cash provided by
    (used in)
    financing
    activities.........      9,858      25,694       6,277        (2,771)       3,506     (9,595)       29,463
                           -------    --------     -------       -------      -------    -------      --------
Net increase (decrease)
 in cash...............        --        1,912      (1,462)        1,462          --         --          1,912
Cash, beginning of
 year..................        --          631         --            --           --         --            631
                           -------    --------     -------       -------      -------    -------      --------
Cash, end of year......    $   --     $  2,543     $(1,462)      $ 1,462      $   --     $   --       $  2,543
                           =======    ========     =======       =======      =======    =======      ========