Form 10-Q
period 2000-03-31
HINES HORTICULTURE INC
filed 2000-05-15
CIK 1003515

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q

                                  (Mark One)
         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                     For the quarter ended March 31, 2000

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

                                Yes [X]  No [_]

As of April 30, 2000 there were 22,072,549 shares of Common Stock, par value $0.01 per share, outstanding.
===============================================================================

                           HINES HORTICULTURE, INC.


                                     Index

                         Part I. Financial Information

Item 1.   Financial Statements                                          Page No.
            Consolidated Balance Sheets as of
            March 31, 2000 and December 31, 1999                            1

            Consolidated Statements of Operations for the Three
            Months Ended March 31, 2000 and 1999                            3

            Consolidated Statements of Cash Flows for the
            Three Months Ended March 31, 2000 and 1999                      4

            Notes to the Consolidated Financial Statements                  5

Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                      15

Item 3.   Quantitative and Qualitative Disclosures About Market Risk       22


                          Part II. Other Information

Item 6.   Exhibits and Reports on Form 8-K                                 22

          Signatures                                                       23



  Note:   Items 1, 2, 3, 4 and 5 of Part II are omitted because they are not applicable.

                           HINES HORTICULTURE, INC.
                          CONSOLIDATED BALANCE SHEETS
                     March 31, 2000 and December 31, 1999
                  (Dollars in thousands, except share data)

                                                       March 31,    December 31,
ASSETS                                                   2000           1999
------                                               ------------   ------------
                                                      (Unaudited)
CURRENT ASSETS:
    Cash                                               $      0       $      0
    Accounts receivable, net of allowance for
      doubtful accounts of $1,789 and $1,444             85,418         37,196
    Inventories                                         170,566        144,915
    Prepaid expenses and other current assets             5,271          5,204
                                                       --------       --------

                Total current assets                    261,255        187,315


FIXED ASSETS, net of accumulated depreciation
  and depletion of $41,547 and $38,455                  195,311        169,317


DEFERRED FINANCING EXPENSES, net of
  accumulated amortization of $2,227 and $1,985           6,378          3,327


GOODWILL, net of accumulated amortization
  of $4,557 and $3,872                                  139,014         58,822
                                                       --------       --------

                                                       $601,958       $418,781
                                                       ========       ========

      The accompanying notes are an integral part of these consolidated financial statements

                           HINES HORTICULTURE, INC.
                          CONSOLIDATED BALANCE SHEETS
                     March 31, 2000 and December 31, 1999
                   (Dollars in thousands, except share data)

                                                              March 31,     December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY                            2000            1999
------------------------------------                       --------------   ------------
                                                            (Unaudited)
CURRENT LIABILITIES:
    Accounts payable                                          $ 30,114        $ 18,282
    Accrued liabilities                                          7,193           8,618
    Accrued payroll and benefits                                 5,453           7,402
    Accrued interest                                             4,158           4,926
    Long-term debt, current portion                             12,355          12,730
    Borrowings on revolving credit facility                     88,500          34,750
    Deferred income taxes                                       46,759          46,565
                                                              --------        --------

                 Total current liabilities                     194,532         133,273

LONG-TERM DEBT                                                 314,146         195,677

DEFERRED INCOME TAXES                                           16,079          15,081

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
    Common Stock
      Authorized - 60,000,000 shares  $.01 par value;
      Issued and outstanding - 22,072,549 shares
      at March 31, 2000 and December 31, 1999                      221             221

    Additional paid in capital                                 127,938         127,938
    Notes receivable from stock sales                             (127)           (173)
    Deficit                                                    (46,815)        (49,145)
    Accumulated other comprehensive loss                        (4,016)         (4,091)
                                                              --------        --------

                 Total shareholders' equity                     77,201          74,750
                                                              --------        --------

                                                              $601,958        $418,781
                                                              ========        ========

      The accompanying notes are an integral part of these consolidated financial statements

                           HINES HORTICULTURE, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  Three Months Ended March 31, 2000 and 1999
                   (Dollars in thousands except share data)
                                  (Unaudited)

                                                   Three Months Ended March 31,
                                                   ----------------------------
                                                      2000             1999
                                                   -----------      -----------
Sales, net                                         $    84,900      $    59,402
Cost of goods sold                                      44,082           29,343
                                                   -----------      -----------

   Gross profit                                         40,818           30,059
                                                   -----------      -----------

Selling and distribution expenses                       20,894           14,712
General and administrative expenses                      8,334            7,666
Amortization of goodwill                                   685              305
                                                   -----------      -----------
   Total operating expenses                             29,913           22,683
                                                   -----------      -----------

   Operating income                                     10,905            7,376
                                                   -----------      -----------

Other expenses
   Interest                                              7,084            4,302
   Amortization of deferred financing expenses             242              187
                                                   -----------      -----------
                                                         7,326            4,489
                                                   -----------      -----------

Income before income taxes                               3,579            2,887

Income tax provision                                     1,249            1,187
                                                   -----------      -----------

Net income                                         $     2,330      $     1,700
                                                   ===========      ===========

Basic earnings per share:

   Net income per common share                     $      0.11      $      0.08
                                                   ===========      ===========

Diluted earnings per share:

   Net income per common share                     $      0.11      $      0.08
                                                   ===========      ===========

Weighted average shares outstanding--Basic          22,072,549       22,072,549
                                                   ===========      ===========
Weighted average shares outstanding--Diluted        22,072,549       22,072,549
                                                   ===========      ===========

      The accompanying notes are an integral part of these consolidated financial statements

                           HINES HORTICULTURE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Three Months Ended March 31, 2000 and 1999
                   (Dollars in thousands, except share data)
                                  (Unaudited)

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                        2000             1999
                                                    -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                         $   2,330        $  1,700
  Adjustments to reconcile net income to
   net cash provided by operating activities -
    Depreciation, depletion and amortization             3,844           2,900
    Amortization of deferred financing costs               242             187
    Gain on sale of fixed assets                           (28)              -
    Deferred income taxes                                1,192           1,603
                                                     ---------        --------
                                                         7,580           6,390
Change in working capital accounts, net of effect
 of acquisitions:
  Accounts receivable                                  (43,132)        (33,673)
  Inventories                                          (15,042)        (11,831)
  Prepaid expenses and other current assets                 70             130
  Accounts payable and accrued liabilities               3,153           9,239
                                                     ---------        --------
    Net cash used in operating activities              (47,371)        (29,745)
                                                     ---------        --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of fixed assets                              (9,101)         (6,957)
  Proceeds from sale of fixed assets                        38               -
  Acquisitions, net of cash                           (112,034)           (985)
                                                     ---------        --------
    Net cash used in investing activities             (121,097)         (7,942)
                                                     ---------        --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Borrowings on revolving line of credit                65,265          38,550
  Repayments on revolving line of credit               (11,515)         (1,500)
  Proceeds from the issuance of long-term debt         119,416             127
  Repayments of long-term debt                          (1,317)             (5)
  Proceeds from stock sales notes receivable                46               -
  Deferred financing costs incurred                     (3,293)              -
                                                     ---------        --------
    Net cash provided by financing activities          168,602          37,172
                                                     ---------        --------

    Effect of exchange rate changes on cash               (134)              -

NET DECREASE IN CASH                                         -            (515)

CASH, beginning of period                                    -             515
                                                     ---------        --------

CASH, end of period                                  $       -        $      -
                                                     =========        ========

Supplemental disclosure of cash flow information:
  Cash paid for interest, net of capitalized
   interest of $166 and $135                         $   7,852        $  1,468
  Cash paid for income taxes                         $     297        $     43

      The accompanying notes are an integral part of these consolidated financial statements

                           HINES HORTICULTURE, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Dollars in thousands)
                            MARCH 31, 2000 AND 1999
                                  (UNAUDITED)

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

     Hines Nurseries is a leading national supplier of ornamental, container-grown plants with nursery facilities located in Arizona, California, Florida, Oregon, New York, Pennsylvania, South Carolina and Texas. Hines Nurseries markets its products to retail and commercial customers throughout the United States.

     Sun Gro produces and markets peat moss and professional peat and bark-based growing media horticulture products for both retail and professional customers. Sun Gro markets its products in North America and various international markets with production facilities located in Canada and the United States.

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

     Accordingly, footnote and other disclosures which would substantially duplicate the disclosures contained in the Form 10-K filed on March 27, 2000 by Hines Horticulture, Inc. under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), have been omitted. The financial information herein is not necessarily representative of a full year's operations.

3.   Earnings Per Share:
     -------------------

     For the three months ended March 31, 2000, there are no differences between the numerators and denominators for basic and diluted earnings per share since common stock equivalents have been excluded from the earnings per share calculation because the effect would be anti-dilutive. The only potentially dilutive shares relate to stock options. There were no dilutive common stock equivalents outstanding during the three months ended March 31, 1999.

4.   Inventories:
     ------------

     Inventories consisted of the following:

                                           March 31,   December 31,
                                           ---------   ------------
                                              2000         1999
                                           ---------   ------------
     Nursery stock                         $146,253       $121,330
     Finished goods                          10,830         10,799
     Materials and supplies                  13,483         12,786
                                           --------       --------
                                           $170,566       $144,915
                                           ========      =========

5.   Supplemental Cash Flow Information
     ----------------------------------

     Supplemental disclosure of non-cash investing and financing activities were as follows:

                                                     March 31,
                                                     ---------
                                                   2000      1999
                                                  --------  -------
     Fair value of assets acquired                $116,571   $   -
     Liabilities assumed and incurred
     in connection with acquisitions                 4,537       -
                                                  --------  -------
     Cash paid                                    $112,034   $   -
                                                  ========  =======

6.  Comprehensive Income
    --------------------

    Comprehensive income includes all changes in equity during a period except those resulting from investments by and distributions to the Company's stockholders. The Company's comprehensive income is composed of cumulative foreign currency translation adjustments. The components of comprehensive income during the three months ended March 31, 2000 and 1999, were as follows:

                                          Three Months Ended March 31,
                                    ----------------------------------------
                                         2000                   1999
                                        ------                 ------
    Net income                          $2,330                 $1,700
    Cumulative foreign currency
    translation adjustments                 75                     -
                                        ------                 ------

    Comprehensive income                $2,405                 $1,700
                                        ======                 ======

7.  Acquisitions
    ------------
    During the three months ended March 31, 2000, the Company made two acquisitions, both of which have been accounted for under the purchase method for accounting purposes. Accordingly, the purchase prices were allocated to certain assets and liabilities based on their respective fair market values. The excess of the purchase price over the estimated fair market value of the net assets acquired relating to each transaction was accounted for as goodwill. Amounts allocated to goodwill are being amortized on a straight-line basis over thirty-five years. The purchase agreements include provisions to adjust the purchase price subject to the
    occurrence of certain future conditions.   The Company's existing
    acquisition facility and a new term loan provided the funds used for the acquisitions. The consolidated financial statements include the operating results of each acquisition from the date of acquisition.

    On March 3, 2000, the Company entered into an agreement to acquire (i) substantially all of the assets and assume certain liabilities of Lovell Farms, Inc., and Botanical Farms, Inc.; (ii) the capital stock of Enviro-Safe Laboratories, Inc.; and (iii) the partnership interest of Lovell Properties (collectively referred to as "Lovell"). Lovell is a supplier of bedding and holiday plants to independent garden centers, home centers, mass merchandisers and other professional customers in the southeastern United States. The total acquisition price was approximately $92.0 million, which resulted in goodwill of approximately $70.2 million. In addition, under the terms of the purchase agreement, the Company may be required to make additional payments of up to $12.5 million, contingent upon Lovell achieving certain operating results during 2000 and 2001.

     On January 14, 2000, the Company entered into an agreement to acquire certain assets (primarily land and buildings) and all of the outstanding capital stock of Willow Creek Greenhouses, Inc. ("Willow Creek"), a producer of quality annual bedding plants and holiday plants. The total acquisition price was approximately $18.8 million, which resulted in goodwill of approximately $10.2 million. In addition, under the terms of the purchase agreement, the Company may be required to make additional payments of up to $1.1 million, contingent upon Willow Creek achieving certain operating results during 2000 and 2001.

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

     Pro Forma Operating Data

     The following summary of condensed unaudited pro forma results of operations for the three months ended March 31, 2000 and 1999 gives effect to the acquisitions of Strong Lite Inc. ("Strong Lite"), Pro-Gro Products, Inc. and related companies ("Pro Gro"), Atlantic Greenhouses, Inc. ("Atlantic"), Willow Creek and Lovell as if they had occurred on January 1, 1999 (in thousands, except per share data):

     The above acquisitions were completed on August 2, 1999, August 23, 1999, September 9, 1999, January 14, 2000 and March 3, 2000, respectively.

                                            For the Three Months Ended March 31,
                                            ------------------------------------
                                              2000                         1999
                                            -------                      -------
Sales, net                                  $91,914                      $84,661
Net Income applicable to common stock         2,192                        2,279
Basic earnings per share:
Income per common share                     $   .10                      $   .10
Diluted earnings per share:
Income per common share                     $   .10                      $   .10

8.   Segment Information and Guarantor/Non-Guarantor Disclosures:
     ------------------------------------------------------------

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

     The following information provides the required disclosures with respect to the Company's segments pursuant to Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information". The Company operates in two segments: 1) the nursery segment and 2) the growing media segment.

     The following consolidating information shows (a) Hines on a parent company basis only as the parent guarantor (carrying its investment in its subsidiary under the equity method), (b) Hines Nurseries as the issuer (carrying its investment in its subsidiary under the equity method), (c) Sun Gro-U.S. as subsidiary guarantor (carrying its investment in Sun Gro-Canada under the equity method), (d) Sun Gro-Canada and its direct and indirect subsidiaries, as subsidiary non guarantors, (e) eliminations necessary to arrive at the information for the parent guarantor and its direct and indirect subsidiaries on a consolidated basis and (f) the parent guarantor on a consolidated basis, as follows:

     . Consolidating balance sheets as of March 31, 2000 (unaudited) and December 31, 1999;

     . Consolidating statements of operations for the three months ended March 31, 2000 and 1999 (unaudited) ; and

     . Consolidating statements of cash flows for the three months ended March 31, 2000 and 1999 (unaudited).

                     Guarantor / Non-guarantor Disclosures

                          Consolidating Balance Sheet
                             As of March 31, 2000
                            (Dollars in thousands)

                                                          Nursery
                                                          Segment          Growing Media Segment
                                                         ---------  -----------------------------------
                                                                                   Sun Gro
                                              Hines                   Sun Gro       Canada
                                           Horticulture    Hines        U.S.     (Subsidiary
                                             (Parent     Nurseries  (Subsidiary      Non-      Sun Gro                 Consolidated
                                            Guarantor)    (Issuer)   Guarantor)  Guarantors)  Sub-total  Eliminations      Total
                                           ------------  ---------  -----------  -----------  ---------  ------------  ------------
                  ASSETS
                  ------
Current assets:
  Cash                                         $      -   $      -      $     -      $     -   $      -     $       -      $      -
  Accounts receivable, net                            -     48,786       31,581        5,051     36,632             -        85,418
  Inventories                                         -    151,991       10,055        8,520     18,575             -       170,566
  Prepaid expenses and other current assets           -      1,825        2,923          523      3,446             -         5,271
  Deferred income taxes                              23        122        1,019          466      1,485        (1,630)            -
                                               --------   --------      -------      -------   --------     ---------      --------
                       Total current assets    $     23   $202,724      $45,578      $14,560   $ 60,138     $  (1,630)     $261,255
                                               --------   --------      -------      -------   --------     ---------      --------
Fixed assets, net                                     -    123,686       13,833       57,792     71,625             -       195,311
Deferred financing expenses, net                      -      6,378            -            -          -             -         6,378
Goodwill, net                                         -    117,294       21,014          706     21,720             -       139,014
Deferred income taxes                                 -     13,606            -            -          -       (13,606)            -
Investments in subsidiaries                      83,924     13,309        9,451            -      9,451      (106,684)            -
                                               --------   --------      -------      -------   --------     ---------      --------
                                               $ 83,947   $476,997      $89,876      $73,058   $162,934     $(121,920)     $601,958
                                               ========   ========      =======      =======   ========     =========      ========

  LIABILITIES AND SHAREHOLDERS' EQUITY
  ------------------------------------
Current liabilities:
  Accounts payable                             $      -   $ 20,740      $ 5,474      $ 3,900   $  9,374     $       -      $ 30,114
  Accrued liabilities                                 -      3,106        3,815          272      4,087             -         7,193
  Accrued payroll and benefits                        -      3,698          754        1,001      1,755             -         5,453
  Accrued interest                                    -      3,871          287            -        287             -         4,158
  Long-term debt, current portion                     -      8,308        1,510        2,537      4,047             -        12,355
  Revolving line of credit                            -     88,500            -            -          -             -        88,500
  Deferred income taxes                               -     48,389            -            -          -        (1,630)       46,759
  Intercompany accounts                           6,746    (56,821)      33,028       17,047     50,075             -             -
                                               --------   --------      -------      -------   --------     ---------      --------
                  Total current liabilities       6,746    119,791       44,868       24,757     69,625        (1,630)      194,532
                                               --------   --------      -------      -------   --------     ---------      --------
Long-term debt                                        -    268,241       29,140       16,765     45,905             -       314,146
Deferred income taxes                                 -     11,300          800       17,585     18,385       (13,606)       16,079
Shareholders' equity
  Common stock                                      221     17,971       11,414        4,500     15,914       (33,885)          221
  Additional paid in capital                    127,938     21,362        5,889        1,777      7,666       (29,028)      127,938
  Notes receivable from stock sales                (127)         -            -            -          -             -          (127)
  Retained earnings (deficit)                   (46,815)    38,332        1,781        7,674      9,455       (47,787)      (46,815)
  Accumulated other comprehensive loss           (4,016)         -       (4,016)           -     (4,016)        4,016        (4,016)
                                               --------   --------      -------      -------   --------     ---------      --------
                 Total shareholders' equity      77,201     77,665       15,068       13,951     29,019      (106,684)       77,201
                                               --------   --------      -------      -------   --------     ---------      --------
                                               $ 83,947   $476,997      $89,876      $73,058   $162,934     $(121,920)     $601,958
                                               ========   ========      =======      =======   ========     =========      ========

                          Consolidating Balance Sheet
                            As of December 31, 1999
                            (Dollars in thousands)

                                                          Nursery
                                                          Segment          Growing Media Segment
                                                         ---------  -----------------------------------
                                                                                   Sun Gro
                                              Hines                   Sun Gro       Canada
                                           Horticulture    Hines        U.S.     (Subsidiary
                                             (Parent     Nurseries  (Subsidiary      Non-      Sun Gro                 Consolidated
                                            Guarantor)    (Issuer)   Guarantor)  Guarantors)  Sub-total  Eliminations      Total
                                           ------------  ---------  -----------  -----------  ---------  ------------  ------------
                  ASSETS
                  ------
Current assets:
  Cash                                         $      -   $      -      $     -      $     -   $      -     $       -      $      -
  Accounts receivable, net                            -     14,705       19,288        3,203       22,491           -        37,196
  Inventories                                         -    126,272        9,742        8,901       18,643           -       144,915
  Prepaid expenses and other current assets           -      2,460        2,231          513        2,744           -         5,204
  Deferred income taxes                              24        122        1,018          465        1,483      (1,629)            -
                                               --------   --------      -------      -------     --------   ---------      --------
                       Total current assets    $     24   $143,559      $32,279      $13,082     $ 45,361   $  (1,629)     $187,315
                                               --------   --------      -------      -------     --------   ---------      --------
Fixed assets, net                                     -     99,124       12,984       57,209       70,193           -       169,317
Deferred financing expenses, net                      -      3,327            -            -            -           -         3,327
Goodwill, net                                         -     36,906       21,206          710       21,916           -        58,822
Deferred income taxes                                 -     13,606            -            -            -     (13,606)            -
Investments in subsidiaries                      81,596     12,874        7,648            -        7,648    (102,118)            -
                                               --------   --------      -------      -------     --------   ---------      --------
                                               $ 81,620   $309,396      $74,117      $71,001     $145,118   $(117,353)     $418,781
                                               ========   ========      =======      =======     ========   =========      ========

  LIABILITIES AND SHAREHOLDERS' EQUITY
  ------------------------------------
Current liabilities:
  Accounts payable                             $      -   $  9,709      $ 4,751      $ 3,822     $  8,573   $       -      $ 18,282
  Accrued liabilities                                 -      2,567        4,617        1,434        6,051           -         8,618
  Accrued payroll and benefits                        -      5,854          702          846        1,548           -         7,402
  Accrued interest                                    -      4,828           98            -           98           -         4,926
  Long-term debt, current portion                     -      8,669        1,516        2,545        4,061           -        12,730
  Revolving line of credit                            -     34,750            -            -            -           -        34,750
  Deferred income taxes                               -     48,194            -            -            -      (1,629)       46,565
  Intercompany accounts                           6,870    (41,587)      17,863       16,854       34,717           -             -
                                               --------   --------      -------      -------     --------   ---------      --------
                  Total current liabilities       6,870     72,984       29,547       25,501       55,048      (1,629)      133,273
                                               --------   --------      -------      -------     --------   ---------      --------
Long-term debt                                        -    149,775       29,134       16,768       45,902           -       195,677
Deferred income taxes                                 -     11,300          803       16,584       17,387     (13,606)       15,081
Shareholders' equity
  Common stock                                      221     17,971       11,414        4,500       15,914     (33,885)          221
  Additional paid in capital                    127,938     21,362        5,889        1,777        7,666     (29,028)      127,938
  Notes receivable from stock sales                (173)         -            -            -            -           -          (173)
  Retained earnings (deficit)                   (49,145)    36,004        1,421        5,871        7,292     (43,296)      (49,145)
  Accumulated other comprehensive loss           (4,091)         -       (4,091)           -       (4,091)      4,091        (4,091)
                                               --------   --------      -------      -------     --------   ---------      --------
                 Total shareholders' equity      74,750     75,337       14,633       12,148       26,781    (102,118)       74,750
                                               --------   --------      -------      -------     --------   ---------      --------
                                               $ 81,620   $309,396      $74,117      $71,001     $145,118   $(117,353)     $418,781
                                               ========   ========      =======      =======     ========   =========      ========

                     Consolidating Statement of Operations
                     For the quarter ended March 31, 2000
                            (Dollars in thousands)

                                                          Nursery
                                                          Segment          Growing Media Segment
                                                         ---------  -----------------------------------
                                                                                   Sun Gro
                                              Hines                   Sun Gro       Canada
                                           Horticulture    Hines        U.S.     (Subsidiary
                                             (Parent     Nurseries  (Subsidiary      Non-      Sun Gro                 Consolidated
                                            Guarantor)    (Issuer)   Guarantor)  Guarantors)  Sub-total  Eliminations      Total
                                           ------------  ---------  -----------  -----------  ---------  ------------  ------------
Sales, net                                      $     -    $49,293      $32,123      $12,870    $44,993       $(9,386)      $84,900
Cost of goods sold                                    -     26,233       20,241        6,994     27,235        (9,386)       44,082
                                                -------    -------      -------      -------    -------       -------       -------
  Gross Profit                                        -     23,060       11,882        5,876     17,758             -        40,818

Operating expenses                                    -     17,139       10,248        2,526     12,774             -        29,913
                                                -------    -------      -------      -------    -------       -------       -------
  Operating income                                    -      5,921        1,634        3,350      4,984             -        10,905
                                                -------    -------      -------      -------    -------       -------       -------
Other expenses:
  Interest                                           (3)     5,913          796          378      1,174             -         7,084
  Interest - intercompany                             -       (839)         542          297        839             -             -
  Amortization of deferred financing
   expenses, other                               (2,328)    (1,676)      (1,704)           -     (1,704)        5,950           242
                                                -------    -------      -------      -------    -------       -------       -------
                                                 (2,331)     3,398         (366)         675        309         5,950         7,326
                                                -------    -------      -------      -------    -------       -------       -------

Income before provision for income taxes          2,331      2,523        2,000        2,675      4,675        (5,950)        3,579
Income tax provision                                  1        195          105          948      1,053             -         1,249
                                                -------    -------      -------      -------    -------       -------       -------
Net income                                      $ 2,330    $ 2,328      $ 1,895      $ 1,727    $ 3,622       $(5,950)      $ 2,330
                                                =======    =======      =======      =======    =======       =======       =======

                     Guarantor / Non-guarantor Disclosures

                     Consolidating Statement of Operations
                     For the quarter ended March 31, 1999
                            (Dollars in thousands)

                                                          Nursery
                                                          Segment          Growing Media Segment
                                                         ---------  -----------------------------------
                                                                                   Sun Gro
                                              Hines                   Sun Gro       Canada
                                           Horticulture    Hines        U.S.     (Subsidiary
                                             (Parent     Nurseries  (Subsidiary      Non-      Sun Gro                 Consolidated
                                            Guarantor)    (Issuer)   Guarantor)  Guarantors)  Sub-total  Eliminations      Total
                                           ------------  ---------  -----------  -----------  ---------  ------------  ------------
Sales, net                                      $     -    $33,173      $22,106       $9,997    $32,103       $(5,874)      $59,402
Cost of goods sold                                    -     17,813       11,418        5,986     17,404        (5,874)       29,343
                                                -------    -------      -------       ------    -------       -------       -------
  Gross Profit                                        -     15,360       10,688        4,011     14,699             -        30,059

Operating expenses                                    -     11,854        8,093        2,736     10,829             -        22,683
                                                -------    -------      -------       ------    -------       -------       -------
  Operating income                                    -      3,506        2,595        1,275      3,870             -         7,376
                                                -------    -------      -------       ------    -------       -------       -------
Other expenses:
  Interest                                            -      3,794          157          351        508             -         4,302
  Interest - intercompany                             -       (359)         331           28        359             -             -
  Amortization of deferred financing
   expenses, other                               (1,700)    (1,585)          49            -         49         3,423           187
                                                -------    -------      -------       ------    -------       -------       -------
                                                 (1,700)     1,850          537          379        916         3,423         4,489
                                                -------    -------      -------       ------    -------       -------       -------

Income before provision for income taxes          1,700      1,656        2,058          896      2,954        (3,423)        2,887
Income tax provision                                  -        (44)         443          788      1,231             -         1,187
                                                -------    -------      -------       ------    -------       -------       -------
Net income                                      $ 1,700    $ 1,700      $ 1,615       $  108    $ 1,723       $(3,423)      $ 1,700
                                                =======    =======      =======       ======    =======       =======       =======

                  Guarantor / Non-guarantor Disclosures

                  Consolidating Statement of Cash Flows
                   For the quarter ended March 31, 2000
                          (Dollars in thousands)

                                                          Nursery
                                                          Segment          Growing Media Segment
                                                         ---------  -----------------------------------
                                                                                   Sun Gro
                                              Hines                   Sun Gro       Canada
                                           Horticulture    Hines        U.S.     (Subsidiary
                                             (Parent     Nurseries  (Subsidiary      Non-      Sun Gro                 Consolidated
                                            Guarantor)    (Issuer)   Guarantor)  Guarantors)  Sub-total  Eliminations      Total
                                           ------------  ---------  -----------  -----------  ---------  ------------  ------------
Cash provided by (used in) operating
 activities                                        $  3  $ (36,294)    $(12,503)     $ 1,423   $(11,080)         $  -     $ (47,371)
                                                   ----  ---------     --------      -------   --------          ----     ---------

Cash flows from investing activities:
  Purchase of fixed assets, net                       -     (6,468)      (1,312)      (1,283)    (2,595)            -        (9,063)
  Acquisitions, net of cash                           -   (112,034)           -            -          -             -      (112,034)
                                                   ----  ---------     --------      -------   --------          ----     ---------
    Net cash used in investing activities             -   (118,502)      (1,312)      (1,283)    (2,595)            -      (121,097)
                                                   ----  ---------     --------      -------   --------          ----     ---------

Cash flows from financing activities:
  Proceeds from revolving line of credit              -     53,750            -            -          -             -        53,750
  Intercompany advances (repayments)                (49)   (15,324)      15,373            -     15,373             -             -
  Proceeds from the issuance of long-term
   debt                                               -    119,416            -            -          -             -       119,416
  Repayments of long-term debt                        -     (1,311)           -           (6)        (6)            -        (1,317)
  Deferred financing costs                            -     (3,293)           -            -          -             -        (3,293)
  Dividends received (paid)                           -      1,558       (1,558)           -     (1,558)            -             -
  Repayments of notes receivables from
   stock sales                                       46          -            -            -          -             -            46
                                                   ----  ---------     --------      -------   --------          ----     ---------
    Net cash provided by (used in)
     financing activities                            (3)   154,796       13,815           (6)    13,809             -       168,602
                                                   ----  ---------     --------      -------   --------          ----     ---------
  Effect of exchange rate changes on cash
   and cash equivalents                               -          -            -         (134)      (134)            -          (134)
                                                   ----  ---------     --------      -------   --------          ----     ---------

Net decrease in cash                               $  -          -            -            -          -             -             -
Cash, beginning of year                               -          -            -            -          -             -             -
                                                   ----  ---------     --------      -------   --------          ----     ---------
Cash, end of year                                  $  -  $       -     $      -      $     -   $      -          $  -     $       -
                                                   ====  =========     ========      =======   ========          ====     =========

                     Guarantor / Non-guarantor Disclosures

                     Consolidating Statement of Cash Flows
                     For the quarter ended March 31, 1999
                            (Dollars in thousands)

                                                          Nursery
                                                          Segment          Growing Media Segment
                                                         ---------  -----------------------------------
                                                                                   Sun Gro
                                              Hines                   Sun Gro       Canada
                                           Horticulture    Hines        U.S.     (Subsidiary
                                             (Parent     Nurseries  (Subsidiary      Non-      Sun Gro                 Consolidated
                                            Guarantor)    (Issuer)   Guarantor)  Guarantors)  Sub-total  Eliminations      Total
                                           ------------  ---------  -----------  -----------  ---------  ------------  ------------
Cash provided by (used in) operating
 activities                                        $  -   $(24,218)     $(6,645)     $ 1,118    $(5,527)         $  -      $(29,745)
                                                   ----   --------      -------      -------    -------          ----      --------

Cash flows from investing activities:
  Purchase of fixed assets, net                     (16)    (6,033)        (148)        (760)      (908)            -        (6,957)
  Acquisitions, net of cash                           -       (500)           -         (485)      (485)            -          (985)
                                                   ----   --------      -------      -------    -------          ----      --------
    Net cash used in investing activities           (16)    (6,533)        (148)      (1,245)    (1,393)            -        (7,942)
                                                   ----   --------      -------      -------    -------          ----      --------

Cash flows from financing activities:
  Proceeds from revolving line of credit,
   net                                                -     37,050            -            -          -             -        37,050
  Intercompany advances (repayments)                 16     (6,809)       6,793            -      6,793             -             -
  Proceeds from the issuance of long-term
   debt                                               -          -            -          127        127             -           127
  Repayments of long-term debt                        -         (5)           -            -          -             -            (5)
                                                   ----   --------      -------      -------    -------          ----      --------
    Net cash provided by financing activities        16     30,236        6,793          127      6,920             -        37,172
                                                   ----   --------      -------      -------    -------          ----      --------

Net decrease in cash                                  -       (515)           -            -          -             -          (515)
Cash, beginning of year                               -        515            -            -          -             -           515
                                                   ----   --------      -------      -------    -------          ----      --------
Cash, end of year                                  $  -   $      -      $     -      $     -    $     -          $  -      $      -
                                                   ----   --------      -------      -------    -------          ----      --------

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

          Seasonality. The Company's nursery business, like that of its competitors, is highly seasonal. In 1999, approximately 75% of Hines Nurseries' net sales and approximately 117% of Hines Nurseries' operating income occurred in the first half of the year. Approximately 57% of Hines Nurseries' net sales and approximately 105% of Hines Nurseries' operating income occurred in the second quarter of 1999. The Company has experienced and expects to continue to experience significant seasonality in net sales, operating income and net income. This quarterly variability is primarily the result of the consumer gardening cycle, which is closely aligned to seasonal weather patterns, particularly weekend weather during the peak growing season, as well as other factors. Sun Gro's sales, because they are more heavily weighted towards the professional markets, typically do not experience the large seasonal variances present in the retail market, and are only slightly weighted towards the first half of the year.

          Acquisitions. The Company has completed a number of recent acquisitions to expand and diversify its operations. Since January 1, 1997, the Company has completed eight acquisitions, all of which have been accounted for under the purchase method. Accordingly, the purchase prices were allocated to certain assets and liabilities based on their respective fair market values. The excess of the purchase price over the estimated fair market value of the net assets acquired relating to each transaction was accounted for as goodwill. Amounts allocated to goodwill are being amortized on a straight-line basis over thirty-five years. The Company's existing acquisition facility and a new term loan provided the funds used for the acquisitions. The consolidated financial statements include the operating results of each acquisition from the date of acquisition.

          On March 3, 2000, the Company entered into an agreement to acquire (i) substantially all of the assets and assume certain liabilities of Lovell Farms, Inc., and Botanical Farms, Inc.; (ii) the capital stock of Enviro-Safe Laboratories, Inc.; and (iii) the partnership interest of Lovell Properties (collectively referred to as "Lovell"). Lovell is a supplier of bedding and holiday plants to independent garden centers, home centers, mass merchandisers and other professional customers in the southeastern United States. The total acquisition price was approximately $92.0 million, which resulted in goodwill of approximately $70.2 million. In addition, under the terms of the purchase agreement, the Company may be required to make additional payments of up to $12.5 million, contingent upon Lovell achieving certain operating results during 2000 and 2001.

          On January 14, 2000, the Company entered into an agreement to acquire certain assets (primarily land and buildings) and all of the outstanding capital stock of Willow Creek Greenhouses, Inc. ("Willow Creek"), a producer of quality annual bedding plants and holiday plants. The total acquisition price was approximately $18.8 million, which resulted in goodwill of approximately $10.2 million. In addition, under the terms of the purchase agreement, the Company may be required to make additional payments of up to $1.1 million, contingent upon Willow Creek achieving certain operating results during 2000 and 2001.

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

          Tax Matters. The Company derives significant benefits under the U.S. federal tax code by qualifying to use the cash method of accounting for federal income tax purposes. Under the cash method, sales are included in taxable income when payments are received and expenses are deducted as they are paid. The primary benefit the Company receives is the ability to deduct the cost of inventory as it is incurred. As a result of the Company's ability to deduct its growing costs under the farming exception, the Company has generally not been required to pay cash income taxes and has generated net operating losses for federal income tax purposes. In 1999, the Company generated taxable income for federal income tax purposes. To the extent taxable income is offset with net operating loss carry forwards, no cash federal income tax will be paid apart from a small amount due to the alternative minimum tax. During the same period, the Company has continued to show a tax provision relating to the recording of deferred taxes. At December 31, 1999, the Company had approximately $36.5 million in net operating loss carry forwards for federal income tax reporting purposes.

     Results of Operations

     Three Months Ended March 31, 2000 compared to Three Months Ended March 31, 1999

          Net sales. Net sales of $84.9 million for the three months ended March 31, 2000 increased $25.5 million, or 42.9%, from net sales of $59.4 million for the comparable period in 1999. This substantial sales gain was attributable in part to recently completed acquisitions in both the nursery and growing media businesses. Sales from the Company's nursery operations increased 49% during the first quarter, with particularly strong performances registered in its Eastern and Southern regions. The Southern region continues to benefit from planned capacity expansions and successful store service programs. The Company's most recent nursery acquisitions, Willow Creek in Arizona and Lovell Farms in Florida were both major contributors to a strong first quarter performance as each significantly increased sales from recent capacity expansions.

          Net sales of the Company's growing media products increased by 36% from the comparable period in 1999. Sales in the Eastern and Central regions increased significantly, with recent acquisitions, Strong Lite and Pro Gro registering solid performances. Sales of professional peat and mix led the growing media segment due in large part to the mounting popularity of the Company's professional mixes and the introduction of the Company's co-packing operations with large bagged goods companies.

          Gross profit. Gross profit of $40.8 million for the three months ended March 31, 2000 increased $10.7 million, or 35.5%, from gross profit of $30.1 million for the comparable period in 1999. The increase was primarily attributable to higher sales at both the Company's nursery and growing media operations.

          As a percent of sales, gross margin decreased from 50.6% to 48.1% of net sales primarily due to the impact of recent acquisitions having lower gross margins than the existing base business both within the nursery and growing media operations and the costs related to scaling up the Company's co-packing initiative.

          Operating expenses. Operating expenses of $29.9 million for the three months ended March 31, 2000 increased $7.2 million, or 31.7%, from $22.7 million for the comparable period in 1999. The increase was primarily attributable to acquisitions and the significant investment in sales and management infrastructure required to support the Company's current and future growth. Operating expenses as a percentage of net sales were reduced from 38.2% to 35.2% in first three months of 2000, primarily attributable to the Company's ability to leverage operating expenses on higher sales volume.

          Operating income. Operating income of $10.9 million for the three months ended March 31, 2000 increased $3.5 million, or 47.3%, from $7.4 million for the comparable period in 1999. As a percentage of net sales, operating income improved 0.4% to 12.8% from 12.4%, due primarily to the ability of the Company's growing media business to streamline a number of support functions to gain increased administrative efficiencies.

          Interest expense. Interest expense of $7.1 million for the three months ended March 31, 2000 increased $3.8 million, or 65.1%, from $4.3 million for the comparable period in 1999. This increase in interest expense is a result of the acquisitions made during the past nine months and higher interest rates.

          Provision for income taxes. The Company's effective income tax rate was 34.9% and 41.1% for the three months ended March 31, 2000 and 1999, respectively. The decrease in the effective income tax rate is mainly due to the release of tax reserves management determined will no longer be necessary.

          Net income. Net income of $2.3 million for the three months ended March 31, 2000 increased $0.6 million from a net income of $1.7 million for the comparable period in 1999. The improvement to net income was primarily attributable to increased sales and the Company's ability to leverage its operating expenses on higher sales volume.

Liquidity and Capital Resources
-------------------------------

     The Company has historically satisfied its working capital requirements through operating cash flow and borrowing from its working capital facility. Due to the highly seasonal nature of the Company's nursery operations, the Company historically significantly increases its borrowing under its revolving credit facilities to fund peak needs.

     In 1998, the Company entered into a senior credit facility (the "Senior Credit Facility") which provided for a $50.0 million term loan and a $200.0 million revolving credit facility, comprised of a $100.0 million working capital facility and a $100.0 million acquisition facility. The Senior Credit Facility has a five-year term. The revolving credit facility and all other obligations under the Senior Credit Facility are secured by substantially all of the assets and common stock of Hines Nurseries and Sun Gro-U.S., as well as a pledge of 65% of the common stock of Sun Gro-Canada. The principal repayment schedule for the term loan is $6.25 million in 2000, $11.25 million in 2001, $18.75 million in 2002 and $11.25 million in 2003. Amounts borrowed under the acquisition facility will convert into a term loan in September 2000 and will begin to amortize thereafter. The Senior Credit Facility, among other things, limits the ability of Hines Nurseries and its subsidiaries to pay any dividends.

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

     As of March 31, 2000, $78.0 million in aggregate principal amount remains outstanding of the Company's 11 3/4% Senior Subordinated Notes due 2005, Series
B. The indenture pursuant to which the Senior Subordinated Notes were issued imposes a number of restrictions on Hines Nurseries and Sun Gro-U.S. The indenture limits, among other things, their ability to incur additional indebtedness, to make certain restricted payments (including dividends to Hines), to make certain asset dispositions, to incur certain liens and to enter into certain significant transactions.

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

     The seasonal nature of the Company's operations results in a significant increase in certain components of working capital (primarily accounts receivable and inventory) during the growing and selling cycles. Net cash used by operating activities for the three months ended March 31, 2000, of $47.4 million increased $17.7 million, from $29.7 million for the comparable period in 1999. This increase is attributable to the increased inventory levels to support the Company's expanded operations and an increased accounts receivable balance related to the increase in sales in the three months ended March 31, 2000.

     Net cash used for investing activities during the three months ended March 31, 2000 increased $113.2 million to $121.1 million from $7.9 million for the comparable period in 1999. The increase was primarily due to the Company's acquisitions of Willow Creek and Lovell, and the development of additional nursery acreage, the purchase of nursery-related structures, certain vehicles, and machinery and equipment.

     Net cash provided by financing activities during the three months ended March 31, 2000 increased $131.4 million to $168.6 million from $37.2 million for the comparable period in 1999. The increase was primarily associated with increased borrowings under the Amended Senior Credit Facility related to the acquisitions described above.

     The Company typically draws under its revolving credit facilities in the first and fourth quarters to fund its inventory buildup of nursery products and seasonal operating expenses. Approximately 75% of the sales of Hines Nurseries occur in the first half of the year, generally allowing the Company to reduce borrowings under its revolving credit facilities in the second and third quarters. Working capital requirements for the Company's growing media operations are less seasonal in nature, with slight inventory buildups generally occurring in the third and fourth quarters. As the Company approaches the peak-selling season, this also represents the peak in the Company's borrowings as the Company funds the significant build-up of receivables and inventories. On April 30, 2000, the Company had unused borrowing capacity of $1.4 million and $11.5 million under its acquisition facility and working capital revolver, respectively, within the Amended Senior Credit Facility.

     As a result of the Company's ability to deduct its growing costs under the farming exception, the Company has generally not been required to pay cash income taxes in recent years and has generated net operating losses for federal income tax purposes. Even with the benefits of the farming exception, the Company may nonetheless be required to pay cash income taxes in future years after use, loss or expiration of its tax net operating loss carry forwards. Such cash income taxes could also result from increased taxable income due to, among other reasons, (1) any slowdown in, or elimination of, future growth in the Company's inventory of growing plants, or (2) limits on the Company's ability to use net operating loss carryforwards to offset all of its tax liability under the alternative minimum tax system.

     The Company's capital expenditures were approximately $9.1 million for the three months ended March 31, 2000. The capital expenditures for Hines Nurseries ($6.5 million) related primarily to the purchase and development of additional nursery acreage, the purchase of nursery-related structures, vehicles, and machinery and equipment. The capital expenditures for Sun Gro ($2.6 million) related primarily to peat bog development and the purchase of peat bog harvesting and processing equipment. The Company's capital expenditures for 2000 are expected to be approximately $39 million.

     Management believes that cash generated by operations and borrowings available under the Amended Senior Credit Facility will be sufficient to meet the Company's anticipated working capital, capital expenditures and debt service requirements for the foreseeable future. However, as a result of its plan to pursue strategic acquisitions, the Company will likely require additional debt or equity financing in the future. There can be no assurance that such additional financing will be on terms favorable to the Company, or at all.

Year 2000 Compliance
--------------------

     The Company instituted a program to determine whether its computerized information systems are able to interpret dates beyond the year 1999 and implemented programming modifications to its main operational and financial reporting systems to address these issues. The financial systems of companies recently acquired by the Company were also evaluated to determine whether they were Year 2000 compliant.

     To date, the Company has not incurred any significant failures, interruptions of supplies or services related to the Year 2000 issue.

Recent Accounting Pronouncements
--------------------------------

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133," which deferred the effective date until the first fiscal quarter of the first fiscal year beginning after June 15, 2000. Through March 31, 2000, the Company has not engaged in significant hedging activities or invested in derivative instruments.



Item 3.  Quantitative and Qualitative Disclosures About Market Risk
         The Company has not experienced any material changes to its market risk exposures since December 31, 1999.

                          PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------

         (a) Exhibits

         27.1 Financial Data Schedule

         (b) Reports on Form 8-K

         Current Report on Form 8-K dated March 17, 2000, setting forth an executed purchase agreement to acquire (i) substantially all of the assets and assume certain liabilities of Lovell Farms, Inc., and Botanical Farms, Inc.; (ii) the capital stock of Enviro-Safe Laboratories, Inc.; and (iii) the partnership interest of Lovell Properties.

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



Date:     May 15, 2000