Form 10-Q
period 2000-06-30
HINES HORTICULTURE INC
filed 2000-08-11
CIK 1003515

===============================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q

                                  (Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
                      For the quarter ended June 30, 2000

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

                                Yes [X]  No [_]

As of July 31, 2000 there were 22,072,549 shares of Common Stock, par value $0.01 per share, outstanding.
================================================================================

                            HINES HORTICULTURE, INC.

                                     Index

                         Part I. Financial Information

                                                                        Page No.
                                                                        --------
Item 1.   Financial Statements

          Consolidated Statements of Operations for the Three
          Months and Six Months Ended June 30, 2000 and 1999                1

          Consolidated Balance Sheets as of
          June 30, 2000 and December 31, 1999                               2

          Consolidated Statements of Cash Flows for the
          Six Months Ended June 30, 2000 and 1999                           3

          Notes to the Consolidated Financial Statements                    4

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                              15

Item 3.   Quantitative and Qualitative Disclosures About Market Risk       24


                           Part II. Other Information

Item 4.   Submission of Matters to a Vote of Security Holders              25

Item 6.   Exhibits and Reports on Form 8-K                                 25

          Signatures                                                       26


Note: Items 1, 2, 3 and 5 of Part II are omitted because they are not applicable.

                                                     HINES HORTICULTURE, INC.
                                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                     Three Months and Six Months Ended June 30, 2000 and 1999
                                           (Dollars in thousands, except per share data)
                                                            (Unaudited)

                                                   Three Months Ended June 30,                    Six Months Ended June 30,
                                            --------------------------------------           ------------------------------------
                                                   2000                1999                        2000               1999
                                            ---------------        ---------------           -------------        ---------------

Sales, net                                     $   183,202         $   127,951               $   268,102          $   187,353
Cost of goods sold                                  91,579              63,676                   135,661               93,019
                                               ------------        ------------              ------------         ------------
   Gross profit                                     91,623              64,275                   132,441               94,334
                                               ------------        ------------              ------------         ------------
Selling and distribution expenses                   34,169              21,543                    55,063               36,255
General and administrative expenses                 12,789               7,251                    21,123               14,917
Amortization of goodwill                             1,026                 304                     1,711                  609
                                               ------------        ------------              ------------         ------------
   Total operating expenses                         47,984              29,098                    77,897               51,781
                                               ------------        ------------              ------------         ------------
   Operating income                                 43,639              35,177                    54,544               42,553
                                               ------------        ------------              ------------         ------------
Other expenses
Interest                                             9,842               3,856                    16,926                8,158
Amortization of deferred financing expenses            381                 188                       623                  375
                                               ------------        ------------              ------------         ------------
                                                    10,223               4,044                    17,549                8,533
                                               ------------        ------------              ------------         ------------
Income before income taxes                          33,416              31,133                    36,995               34,020
Income tax provision                                10,324              11,791                    11,573               12,978
                                               ------------        ------------              ------------         ------------
   Net income                                  $    23,092         $    19,342               $    25,422          $    21,042
                                               ============        ============              ============         ============
Basic earnings per share:

   Net income per common share                       $1.05               $0.88                     $1.15                $0.95
                                               ============        ============              ============         ============
Diluted earnings per share:

   Net income per common share                       $1.05               $0.88                     $1.15                $0.95
                                               ============        ============              ============         ============

Weighted average shares outstanding--Basic      22,072,549          22,072,549                22,072,549           22,072,549
                                               ============        ============              ============         ============
Weighted average shares outstanding--Diluted    22,072,549          22,072,549                22,072,549           22,072,549
                                               ============        ============              ============         ============






                      The accompanying notes are an integral part of these consolidated financial statements

                           HINES HORTICULTURE, INC.
                          CONSOLIDATED BALANCE SHEETS
                      June 30, 2000 and December 31, 1999
                   (Dollars in thousands, except share data)

                                                June 30,          December 31,
                                                  2000                1999
                                             --------------      --------------
ASSETS                                         (Unaudited)
------
CURRENT ASSETS:
      Cash                                       $      -            $      -
      Accounts receivable, net of
        allowance for doubtful accounts
        of $1,686 and $1,444                      106,602              37,196
      Inventories                                 137,818             144,915
      Prepaid expenses and other current
        assets                                      5,183               5,204
                                             --------------      --------------
      Total current assets                        249,603             187,315
                                             --------------      --------------
FIXED ASSETS, net of accumulated
 depreciation  and depletion of
 $44,386 and $38,455                              202,042             169,317

DEFERRED FINANCING EXPENSES, net of
 accumulated amortization of $2,608 and
  $1,985                                            6,447               3,327

GOODWILL, net of accumulated amortization
 of $5,583 and $3,872                             137,079              58,822
                                             --------------      --------------
                                                 $595,171            $418,781
                                             ==============      ==============
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
      Accounts payable                           $ 15,247            $ 18,282
      Accrued liabilities                          10,281               8,618
      Accrued payroll and benefits                 11,417               7,402
      Accrued interest                              6,039               4,926
      Long-term debt, current portion              11,721              12,730
      Borrowings on revolving credit
        facility                                   55,250              34,750
      Deferred income taxes                        59,423              46,565
                                             --------------      --------------
      Total current liabilities                   169,378             133,273
                                             --------------      --------------
LONG-TERM DEBT                                    312,630             195,677
                                             --------------      --------------
DEFERRED INCOME TAXES                              13,160              15,081
                                             --------------      --------------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
       Common Stock
         Authorized - 60,000,000 shares  $.01
         par value; Issued and outstanding -
         22,072,549 shares at June 30, 2000
         and December 31, 1999                        221                 221
       Additional paid-in capital                 127,938             127,938
       Notes receivable from stock sales              (30)               (173)
       Deficit                                    (23,723)            (49,145)
       Accumulated other comprehensive loss        (4,403)             (4,091)
                                             --------------      --------------
       Total shareholders' equity                 100,003              74,750
                                             --------------      --------------
                                                 $595,171            $418,781
                                             ==============      ==============

The accompanying notes are an integral part of these consolidated financial statements


                           HINES HORTICULTURE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    Six Months Ended June 30, 2000 and 1999
                            (Dollars in thousands)
                                  (Unaudited)

                                                    Six Months Ended June 30,
                                                 -------------------------------
                                                    2000                 1999
                                                 ----------           ----------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                    $ 25,422            $ 21,042
    Adjustments to reconcile net income to
     net cash provided by operating activities -
      Depreciation, depletion and amortization       8,268               5,816
      Amortization of deferred financing costs         623                 375
      Deferred income taxes                         10,937              14,063
      Gain on sale of fixed assets                     (92)                (43)
                                                 ----------           ----------
                                                    45,158              41,253


Change in working capital accounts, net of
 effect of acquisitions:
    Accounts receivable                            (64,316)             (49,601)
    Inventories                                     19,922               10,212
    Prepaid expenses and other current assets          158                  167
    Accounts payable and accrued liabilities        (2,105)              11,765
                                                 ----------           ----------
     Net cash (used in) provided by operating
      activities                                    (1,183)              13,796
                                                 ----------           ----------
CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of fixed assets                       (20,016)             (10,337)
    Proceeds from sale of fixed assets                 395                  183
    Acquisitions, net of cash                     (112,034)                (985)
                                                 ----------           ----------
     Net cash used in investing activities        (131,655)             (11,139)
                                                 ----------           ----------
CASH FLOWS FROM FINANCING ACTIVITIES
    Borrowings on revolving line of credit         98,465               54,550
    Repayments on revolving line of credit        (77,965)             (56,900)
    Proceeds from the issuance of long-term
      debt                                         119,416                  279
    Repayments of long-term debt                   (3,472)                  (5)
    Deferred financing costs                       (3,743)                   -
    Repayments of notes receivables from stock
      sales                                            143                  153
                                                 -----------           ---------
     Net cash provided by (used in) financing
      activities                                   132,844               (1,923)
                                                 -----------           ---------
    Effect of exchange rate changes on cash             (6)              (1,249)
                                                 ----------           ----------
NET DECREASE IN CASH                                     -                 (515)

CASH, beginning of period                                0                  515
                                                 ----------           ----------
CASH, end of period                               $      -             $      -
                                                 ==========           ==========

Supplemental disclosure of cash flow
 information:
    Cash paid for interest, net of capitalized
     interest of $389 and $260                    $ 15,813             $  3,054
    Cash paid for income taxes                    $    578             $     79

             The accompanying notes are an integral part of these
                       consolidated financial statements

                           HINES HORTICULTURE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)
                             JUNE 30, 2000 AND 1999
                                  (UNAUDITED)

1.   Description of Business
     -----------------------

     Hines Horticulture, Inc., a Delaware corporation ("Hines"), produces and distributes horticultural products through three operating divisions: (1) its Nursery division, and (2) Color division comprise the green goods business, Hines Nurseries, Inc. ("Hines Nurseries") and (3) its Growing
     Media division operates as Sun Gro Horticulture, Inc. ("Sun Gro").   The
     business of Hines is currently conducted through Hines Nurseries, Inc. a wholly owned subsidiary of Hines, and through Sun Gro Horticulture Inc. ("Sun Gro-U.S.") a wholly owned subsidiary of Hines Nurseries, Sun Gro-U.S.'s wholly owned subsidiary, Sun Gro Horticulture Canada Ltd. ("Sun Gro-Canada"), and Sun Gro Canada's direct and indirect Canadian subsidiaries. Unless otherwise specified, references to "Hines" or the "Company" refer to Hines Horticulture, Inc. and its subsidiaries.

     Hines Nurseries, the green goods business, is a leading national supplier of ornamental shrubs, color plants and container-grown plants with commercial nursery facilities located in Arizona, California, Florida, Oregon, New York, Pennsylvania, South Carolina and Texas. Hines Nurseries markets its products to retail and commercial customers throughout the United States.

     Sun Gro, the growing media business, produces and markets sphagnum peat moss and professional peat and bark-based growing media horticulture products for both professional and retail customers. Sun Gro markets its products in North America and various international markets with 17 production facilities located in Canada and the United States.

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

3.   Earnings Per Share
     ------------------

     Because the effect would be anti-dilutive, common stock equivalents have been excluded from the earnings per share calculation for the three and six months ended June 30, 2000. Hence, there are no differences between the numerators and denominators for basic and diluted earnings per share. The only potentially dilutive shares relate to stock options. There were no dilutive common stock equivalents outstanding during the three and six months ended June 30, 1999.

4.   Inventories
     -----------

     Inventories consisted of the following:

                                               June 30,           December 31,
                                                 2000                 1999
                                               --------             --------
    Nursery stock                              $118,678             $121,330
    Finished goods                                6,169               10,799
    Materials and supplies                       12,971               12,786
                                               --------             --------
                                               $137,818             $144,915
                                               ========             ========

5.   Supplemental Cash Flow Information
     ----------------------------------

     Supplemental disclosures of non-cash investing and financing activities were as follows:

                                                             June 30,
                                                    --------------------------
                                                      2000                1999
                                                    --------              ----
    Fair value of assets acquired                   $117,888              $985
    Liabilities assumed and incurred
     in connection with acquisitions                   5,854                 -
                                                    --------              ----
    Cash paid                                       $112,034              $985
                                                    ========              ====

6. Comprehensive Income
   --------------------

   Comprehensive income includes all changes in equity during a period except those resulting from investments by and distributions to the Company's stockholders. The Company's comprehensive income is composed of cumulative foreign currency translation adjustments. The components of comprehensive income during the three and six months ended June 30, 2000 and 1999, were as follows:

                                     Three Months              Six Months
                                    Ended June 30,            Ended June 30,
                                  --------------------    -------------------
                                   2000        1999         2000        1999
                                   ----        ----         ----        ----
   Net income                     $23,092     $19,342     $25,422     $21,042
   Cumulative foreign currency
    translation adjustments          (387)     (6,886)       (312)     (6,886)
                                  -------     -------     -------     -------
   Comprehensive income           $22,705     $12,456     $25,110     $14,156
                                  =======     =======     =======     =======

7.   Acquisitions
     ------------

     During the six months ended June 30, 2000, the Company made two acquisitions, both of which have been accounted for under the purchase method for accounting purposes. Accordingly, the purchase price was allocated to certain assets and liabilities based on their respective fair market values. The excess of the purchase price over the estimated fair market value of the net assets acquired in each transaction was accounted for as goodwill. Amounts allocated to goodwill are being amortized on a straight-line basis over an estimated life of thirty-five years. The purchase agreements include provisions to adjust the purchase price subject to the occurrence of certain future conditions. The Company's existing acquisition facility and a new term loan provided the funds used for the acquisitions. The consolidated financial statements include the operating results of each acquisition from the date of acquisition.

     On March 3, 2000, the Company entered into an agreement to acquire (i) substantially all of the assets and assume certain liabilities of Lovell Farms, Inc. and Botanical Farms, Inc.; (ii) the capital stock of Enviro-Safe Laboratories, Inc.; and (iii) the partnership interest of Lovell Properties (collectively referred to as "Lovell"). Lovell is a supplier of bedding and holiday plants to independent garden centers, home centers, mass merchandisers and other professional customers in the southeastern United States. The total acquisition price was approximately $92.0 million, which resulted in goodwill of approximately $70.2 million.

     In addition, under the terms of the purchase agreement, the Company may be required to make additional payments of up to $12.5 million, contingent upon Lovell's achieving certain operating results during 2000 and 2001.

     On January 14, 2000, the Company entered into an agreement to acquire certain assets (primarily land and buildings) and all of the outstanding capital stock of Willow Creek Greenhouses, Inc. ("Willow Creek"), a producer of quality annual bedding plants and holiday plants. The total acquisition price was approximately $18.8 million, which resulted in goodwill of approximately $9.7 million. In addition, under the terms of the purchase agreement, the Company may be required to make additional payments of up to $1.1 million, contingent upon Willow Creek's achieving certain operating results during 2000 and 2001.

     In connection with the Lovell acquisition on March 3, 2000, the Company entered into an amendment to its existing senior credit facility (the "Amended Senior Credit Facility") to provide for a new $100 million term loan and a $15 million increase in the Company's existing working capital revolving credit facility. The term loan requires annual principal payments of $1 million through December 31, 2003, $47 million in fiscal year 2004 and the remaining balance in fiscal year 2005. The term loan and revolving credit facility interest rate is a percentage spread over the U.S. prime rate and the Eurodollar rate, depending upon the Company's quarterly leverage and interest rate coverage ratios as defined in the Amended Senior Credit Facility. The term loan and revolving credit facility are secured by substantially all of the assets and common stock of the Company's domestic subsidiaries and 65% of the common stock of its foreign subsidiary. The Lovell acquisition was financed with proceeds from the Amended Senior Credit Facility.

     Pro Forma Operating Data

     The following summary of condensed unaudited pro forma results of operations for the six months ended June 30, 2000 and 1999 gives effect to the acquisitions of Strong Lite Inc. ("Strong Lite"), Pro-Gro Products, Inc. and related companies ("Pro Gro"), Atlantic Greenhouses, Inc. ("Atlantic"), Willow Creek and Lovell as if they had occurred on January 1, 1999. The above acquisitions were completed on August 2, 1999, August 23, 1999, September 9, 1999, January 14, 2000 and March 3, 2000, respectively.

                     (In thousands, except per share data):

                                               For the Six Months Ended June 30,
                                               ---------------------------------
                                                        2000           1999
                                                        ----           ----
     Sales, net                                       $275,264       $254,460
     Net income applicable to common stock            $ 25,372       $ 23,902
     Basic earnings per share:
     Income per common share                          $   1.15       $   1.08
     Diluted earnings per share:
     Income per common share                          $   1.15       $   1.08

8. Segment Information and Guarantor/Non-Guarantor Disclosures
   -----------------------------------------------------------

   The Senior Subordinated Notes issued by Hines Nurseries (the issuer) have been guaranteed by Hines (the parent guarantor) and by Sun Gro-U.S. (the subsidiary guarantor). The issuer and the subsidiary guarantor are wholly owned subsidiaries of the parent guarantor and the parent and subsidiary guarantees are full, unconditional and joint and several. Separate financial statements of Hines Nurseries and Sun Gro-U.S. are not presented, and Hines Nurseries and Sun Gro-U.S. are not filing separate reports under the Exchange Act because management believes that they would not be material to investors. The Senior Subordinated Notes are not guaranteed by Sun Gro-Canada or its present or future subsidiaries.

   The following information provides the required disclosures with respect to the Company's segments pursuant to Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company operates in two segments: 1) the green goods segment and 2) the growing media segment.

   The following consolidating information shows (a) Hines on a parent company basis only as the parent guarantor (carrying its investment in its subsidiary under the equity method), (b) Hines Nurseries as the issuer (carrying its investment in its subsidiary under the equity method), (c) Sun Gro-U.S. as subsidiary guarantor (carrying its investment in Sun Gro-Canada under the equity method), (d) Sun Gro-Canada and its direct and indirect subsidiaries, as subsidiary non guarantors, (e) eliminations necessary to arrive at the information for the parent guarantor and its direct and indirect subsidiaries on a consolidated basis and (f) the parent guarantor on a consolidated basis, as follows:

         . Consolidating balance sheets as of June 30, 2000 (unaudited) and December 31, 1999;

         . Consolidating statements of operations for the three months and six months ended June 30, 2000 and 1999 (unaudited); and

         . Consolidating statements of cash flows for the six months ended June 30, 2000 and 1999 (unaudited).

Guarantor / Non-guarantor Disclosures

    Consolidating Balance Sheet
    As of June 30, 2000
    (Dollars in thousands)

                                                            Green Goods
                                                             Segment          Growing Media Segment
                                                           -----------   --------------------------------
                                                 Hines                   Sun Gro  Sun Gro Canada
                                               Horticulture   Hines       U.S.     (Subsidiary
                                                 (Parent    Nurseries  (Subsidiary    Non-       Sun Gro                Consolidated
                                                Guarantor)   (Issuer)   Guarantor)  Guarantors) Sub-total  Eliminations     Total
                                               -------------------------------------------------------------------------------------
  ASSETS
  ------
Current assets:
    Cash                                          $      -   $      -    $     -     $     -    $      -    $        -     $      -
    Accounts receivable, net                             -     80,429     23,516       2,657      26,173             -      106,602
    Inventories                                          -    123,574      7,367       6,877      14,244             -      137,818
    Prepaid expenses and other current assets            -      1,890      2,008       1,285       3,293             -        5,183
    Deferred income taxes                               20        122      1,019         460       1,479        (1,621)           -
                                               -------------------------------------------------------------------------------------
              Total current assets                      20    206,015     33,910      11,279      45,189        (1,621)     249,603
                                               -------------------------------------------------------------------------------------

Fixed assets, net                                        -    130,856     13,642      57,544      71,186             -      202,042
Deferred financing expenses, net                         -      6,447          -           -           -             -        6,447
Goodwill, net                                            -    115,528     20,860         691      21,551             -      137,079
Deferred income taxes                                    -     13,606          -           -           -       (13,606)           -
Investments in subsidiaries                        107,012     14,444          -           -           -      (121,456)           -
                                               -------------------------------------------------------------------------------------
                                                  $107,032   $486,896    $68,412     $69,514    $137,926     ($136,683)    $595,171
                                               =====================================================================================

    LIABILITIES AND SHAREHOLDERS' EQUITY
    ------------------------------------

Current liabilities:
    Accounts payable                              $      -   $ 10,384    $ 2,114     $ 2,749    $  4,863    $        -     $ 15,247
    Accrued liabilities                                  -      6,107      3,557         617       4,174             -       10,281
    Accrued payroll and benefits                         -     10,118        369         930       1,299             -       11,417
    Accrued interest                                     -      6,010         29           -          29             -        6,039
    Long-term debt, current portion                      -      7,175      1,510       3,036       4,546             -       11,721
    Revolving line of credit                             -     55,250          -           -           -             -       55,250
    Deferred income taxes                                -     61,044          -           -           -        (1,621)      59,423
    Intercompany accounts                            7,029    (49,486)    28,014      14,443      42,457             -            -
                                               -------------------------------------------------------------------------------------
              Total current liabilities              7,029    106,602     35,593      21,775      57,368        (1,621)     169,378
                                               -------------------------------------------------------------------------------------

Long-term debt                                           -    268,241     29,139      15,250      44,389             -      312,630
Deferred income taxes                                    -     11,300     (1,951)     17,417      15,466       (13,606)      13,160
Shareholders' equity:
    Common stock                                       221     17,971     11,413       4,501      15,914       (33,885)         221
    Additional paid in capital                     127,938     21,362      5,889           -       5,889       (27,251)     127,938
    Notes receivable from stock sales                  (30)         -          -           -           -             -          (30)
    Retained earnings (deficit)                    (23,723)    61,420      3,303           -       3,303       (64,723)     (23,723)
    Accumulated other comprehensive loss            (4,403)         -     (4,403)          -      (4,403)        4,403       (4,403)
                                               -------------------------------------------------------------------------------------
              Total shareholders' equity           100,003    100,753     16,202       4,501      20,703      (121,456)     100,003
                                               -------------------------------------------------------------------------------------
                                                  $107,032   $486,896    $78,983     $58,943    $137,926     ($136,683)    $595,171
                                               =====================================================================================

Consolidating Balance Sheet
As of December 31, 1999
(Dollars in thousands)

                                                    Green Goods
                                                      Segment            Growing Media Segment
                                                    -----------  ---------------------------------------
                                         Hines                     Sun Gro     Sun Gro Canada
                                      Horticulture    Hines          U.S.       (Subsidiary
                                        (Parent     Nurseries    (Subsidiary       Non-         Sun Gro                 Consolidated
                                       Guarantor)    (Issuer)     Guarantor)    Guarantors)    Sub-total  Eliminations     Total
                                      ----------------------------------------------------------------------------------------------
    ASSETS
    ------
Current assets:
  Cash                                 $      -      $      -      $     -       $     -        $      -    $        -    $      -
  Accounts receivable, net                    -        14,705       19,288         3,203          22,491             -      37,196
  Inventories                                 -       126,272        9,742         8,901          18,643             -     144,915
  Prepaid expenses and other current
   assets                                     -         2,460        2,231           513           2,744             -       5,204
  Deferred income taxes                      24           122        1,018           465           1,483        (1,629)          -
                                      ----------------------------------------------------------------------------------------------
      Total current assets                   24       143,559       32,279        13,082          45,361        (1,629)    187,315
                                      ----------------------------------------------------------------------------------------------

Fixed assets, net                             -        99,124       12,984        57,209          70,193             -     169,317
Deferred financing expenses, net              -         3,327            -             -               -             -       3,327
Goodwill, net                                 -        36,906       21,206           710          21,916             -      58,822
Deferred income taxes                         -        13,606            -             -               -       (13,606)          -
Investments in subsidiaries              81,596        12,874        7,648             -           7,648      (102,118)          -
                                      ----------------------------------------------------------------------------------------------
                                       $ 81,620      $309,396      $74,117       $71,001        $145,118     ($117,353)   $418,781
                                      ==============================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Accounts payable                     $      -      $  9,709      $ 4,751       $ 3,822        $  8,573    $        -    $ 18,282
  Accrued liabilities                         -         2,567        4,617         1,434           6,051             -       8,618
  Accrued payroll and benefits                -         5,854          702           846           1,548             -       7,402
  Accrued interest                            -         4,828           98             -              98             -       4,926
  Long-term debt, current
  portion                                     -         8,669        1,516         2,545           4,061             -      12,730
  Revolving line of credit                    -        34,750            -             -               -             -      34,750
  Deferred income taxes                       -        48,194            -             -               -        (1,629)     46,565
  Intercompany accounts                   6,870       (41,587)      17,863        16,854          34,717             -           -
                                      ----------------------------------------------------------------------------------------------
      Total current liabilities           6,870        72,984       29,547        25,501          55,048        (1,629)    133,273
                                      ----------------------------------------------------------------------------------------------

Long-term debt                                -       149,775       29,134        16,768          45,902             -     195,677
Deferred income taxes                         -        11,300          803        16,584          17,387       (13,606)     15,081
Shareholders' equity:
  Common stock                              221        17,971       11,414         4,500          15,914       (33,885)        221
  Additional paid in capital            127,938        21,362        5,889         1,777           7,666       (29,028)    127,938
  Notes receivable from stock sales        (173)            -            -             -               -             -        (173)
  Retained earnings (deficit)           (49,145)       36,004        1,421         5,871           7,292       (43,296)    (49,145)
  Accumulated other comprehensive loss   (4,091)            -       (4,091)            -          (4,091)        4,091      (4,091)
                                      ----------------------------------------------------------------------------------------------
      Total shareholders' equity         74,750        75,337       14,633        12,148          26,781      (102,118)     74,750
                                      ----------------------------------------------------------------------------------------------

                                       $ 81,620      $309,396      $74,117       $71,001        $145,118     ($117,353)   $418,781
                                      ==============================================================================================

Consolidating Statement of Operations
For the six month period ended June 30, 2000
(Dollars in thousands)

                                                    Green Goods
                                                      Segment            Growing Media Segment
                                                    -----------  ---------------------------------------
                                         Hines                     Sun Gro     Sun Gro Canada
                                      Horticulture    Hines          U.S.       (Subsidiary
                                        (Parent     Nurseries    (Subsidiary       Non-         Sun Gro                 Consolidated
                                       Guarantor)    (Issuer)     Guarantor)    Guarantors)    Sub-total  Eliminations     Total
                                      ----------------------------------------------------------------------------------------------
Sales, net                             $      -      $199,134      $59,558       $22,179        $81,737     ($12,769)     $268,102
Cost of goods sold                            -       100,203       36,172        12,055         48,227      (12,769)      135,661
                                      ----------------------------------------------------------------------------------------------
    Gross Profit                              -        98,931       23,386        10,124         33,510            -       132,441
Operating expenses                            -        50,881       21,186         5,830         27,016            -        77,897
                                      ----------------------------------------------------------------------------------------------
    Operating income                          -        48,050        2,200         4,294          6,494            -        54,544
                                      ----------------------------------------------------------------------------------------------
Other expenses:
  Interest                                  (10)       14,538        1,638           760          2,398            -        16,926
  Interest - intercompany                     -        (1,937)       1,248           689          1,937            -             -
  Amortization of deferred financing
  expenses, other                       (25,416)       (2,817)           -             -              -       28,856           623
                                      ----------------------------------------------------------------------------------------------
                                        (25,426)        9,784        2,886         1,449          4,335       28,856        17,549
                                      ----------------------------------------------------------------------------------------------

Income before provision for (benefit
 from) income taxes                      25,426        38,266         (686)        2,845          2,159      (28,856)       36,995
Income tax provision (benefit)                4        12,850       (2,645)        1,364         (1,281)           -        11,573
                                      ----------------------------------------------------------------------------------------------
Net income                             $ 25,422      $ 25,416      $ 1,959       $ 1,481        $ 3,440     ($28,856)     $ 25,422
                                      ==============================================================================================


Guarantor / Non-guarantor Disclosures - (Continued)

Consolidating Statement of Operations
For the three month period ended June 30, 2000
(Dollars in thousands)

                                                    Green Goods
                                                      Segment            Growing Media Segment
                                                    -----------  ---------------------------------------
                                         Hines                     Sun Gro     Sun Gro Canada
                                      Horticulture    Hines          U.S.       (Subsidiary
                                        (Parent     Nurseries    (Subsidiary       Non-         Sun Gro                 Consolidated
                                       Guarantor)    (Issuer)     Guarantor)    Guarantors)    Sub-total  Eliminations     Total
                                      ----------------------------------------------------------------------------------------------
Sales, net                             $      -      $149,841      $27,435        $9,309        $36,744      ($3,383)     $183,202
Cost of goods sold                            -        73,970       15,931         5,061         20,992       (3,383)       91,579
                                      ----------------------------------------------------------------------------------------------
    Gross Profit                              -        75,871       11,504         4,248         15,752            -        91,623
Operating expenses                            -        33,742       10,938         3,304         14,242            -        47,984
                                      ----------------------------------------------------------------------------------------------
    Operating income                          -        42,129          566           944          1,510            -        43,639
                                      ----------------------------------------------------------------------------------------------
Other expenses:
  Interest                                   (7)        8,625          842           382          1,224            -         9,842
  Interest - intercompany                     -        (1,098)         706           392          1,098            -             -
  Amortization of deferred financing
  expenses, other                       (23,088)       (1,141)       1,704             -          1,704       22,906           381
                                      ----------------------------------------------------------------------------------------------
                                        (23,095)        6,386        3,252           774          4,026       22,906        10,223
                                      ----------------------------------------------------------------------------------------------

Income before provision for (benefit
from) income taxes                       23,095        35,743       (2,686)          170         (2,516)     (22,906)       33,416
Income tax provision (benefit)                3        12,655       (2,750)          416         (2,334)           -        10,324
                                      ----------------------------------------------------------------------------------------------
Net income (loss)                      $ 23,092      $ 23,088      $    64         ($246)         ($182)    ($22,906)     $ 23,092
                                      ==============================================================================================

Consolidating Statement of Operations
For the six month period ended June 30, 1999
(Dollars in thousands)

                                                    Green Goods
                                                      Segment            Growing Media Segment
                                                    -----------  ---------------------------------------
                                         Hines                     Sun Gro     Sun Gro Canada
                                      Horticulture    Hines          U.S.       (Subsidiary
                                        (Parent     Nurseries    (Subsidiary       Non-         Sun Gro                 Consolidated
                                       Guarantor)    (Issuer)     Guarantor)    Guarantors)    Sub-total  Eliminations     Total
                                      ----------------------------------------------------------------------------------------------
Sales, net                             $      -      $133,397       $44,480       $20,308       $64,788     ($10,832)     $187,353
Cost of goods sold                            -        68,192        23,466        12,193        35,659      (10,832)       93,019
                                      ----------------------------------------------------------------------------------------------
  Gross Profit                                -        65,205        21,014         8,115        29,129            -        94,334
Operating expenses                            -        30,869        15,728         5,184        20,912            -        51,781
                                      ----------------------------------------------------------------------------------------------
  Operating income                            -        34,336         5,286         2,931         8,217            -        42,553
                                      ----------------------------------------------------------------------------------------------
Other expenses:
 Interest                                   (20)        7,261           285           632           917            -         8,158
 Interest - intercompany                      -          (776)          719            57           776            -             -
  Amortization of deferred financing
   expenses, other                      (21,030)       (3,621)         (891)            -          (891)      25,917           375
                                      ----------------------------------------------------------------------------------------------
                                        (21,050)        2,864           113           689           802       25,917         8,533
                                      ----------------------------------------------------------------------------------------------

Income before provision for
 income taxes                            21,050        31,472         5,173         2,242         7,415      (25,917)       34,020
Income tax provision                          8        10,442         1,177         1,351         2,528            -        12,978
                                      ----------------------------------------------------------------------------------------------
Net income                             $ 21,042      $ 21,030       $ 3,996       $   891       $ 4,887     ($25,917)     $ 21,042
                                      ==============================================================================================

Consolidating Statement of Operations
For the three month period ended June 30, 1999
(Dollars in thousands)

                                                      Nursery
                                                      Segment            Growing Media Segment
                                                    -----------  ---------------------------------------
                                         Hines                     Sun Gro     Sun Gro Canada
                                      Horticulture    Hines          U.S.       (Subsidiary
                                        (Parent     Nurseries    (Subsidiary       Non-         Sun Gro                 Consolidated
                                       Guarantor)    (Issuer)     Guarantor)    Guarantors)    Sub-total  Eliminations     Total
                                      ----------------------------------------------------------------------------------------------
Sales, net                             $      -      $100,224       $22,374       $10,311       $32,685      ($4,958)     $127,951
Cost of goods sold                            -        50,379        12,048         6,207        18,255       (4,958)       63,676
                                      ----------------------------------------------------------------------------------------------
  Gross Profit                                -        49,845        10,326         4,104        14,430            -        64,275
Operating expenses                            -        19,015         7,635         2,448        10,083            -        29,098
                                      ----------------------------------------------------------------------------------------------
  Operating income                            -        30,830         2,691         1,656         4,347            -        35,177
                                      ----------------------------------------------------------------------------------------------
Other expenses:
 Interest                                   (20)        3,467           128           281           409            -         3,856
 Interest - intercompany                      -          (417)          388            29           417            -             -
 Amortization of deferred financing
   expenses, other                      (19,330)       (2,224)         (940)            -          (940)      22,682           188
                                      ----------------------------------------------------------------------------------------------
                                        (19,350)          826          (424)          310          (114)      22,682         4,044
                                      ----------------------------------------------------------------------------------------------
Income before provision for
 income taxes                            19,350        30,004         3,115         1,346         4,461      (22,682)       31,133
Income tax provision                          8        10,486           734           563         1,297            -        11,791
                                      ----------------------------------------------------------------------------------------------
Net income                             $ 19,342      $ 19,518       $ 2,381       $   783       $ 3,164     ($22,682)     $ 19,342
                                      ==============================================================================================

Consolidating Statement of Cash Flows
For the six months ended June 30, 2000
(Dollars in thousands)

                                            Green Goods      Growing Media Segment
                                              Segment
                                            -----------   -----------------------------
                                Hines                       Sun Gro      Sun Gro Canada
                             Horticulture      Hines          U.S.        (Subsidiary
                               (Parent       Nurseries    (Subsidiary         Non-          Sun Gro                   Consolidated
                              Guarantor)     (Issuer)      Guarantor)     Guarantors)      Sub-total   Eliminations      Total
                           --------------------------------------------------------------------------------------------------------
Cash provided by
(used in) operating
activities                      $  10           ($10)        ($4,626)          $ 3,443      ($1,183)   $         -        ($1,183)
                           --------------------------------------------------------------------------------------------------------
Cash flows from investing
activities:
     Purchase of fixed
      assets, net                   -        (15,656)         (1,556)           (2,804)      (4,360)             -        (20,016)
     Proceeds from sales
      of fixed assets               -              -               -               395          395              -            395
     Acquisitions,
      net of cash                   -       (112,034)              -                 -            -              -       (112,034)
                           --------------------------------------------------------------------------------------------------------
     Net cash used in
      investing activities          -       (127,690)         (1,556)           (2,409)      (3,965)             -       (131,655)
                           --------------------------------------------------------------------------------------------------------
Cash flows from financing
 activities:
     Borrowings on
      revolving line
      of credit                     -         98,465               -                 -            -              -         98,465
     Repayments of
      revolving line
      of credit                     -        (77,965)              -                 -            -              -        (77,965)
     Intercompany advances
      (repayments)               (153)        (7,587)          7,740                 -        7,740              -              -
     Proceeds from the
      issuance of
      long-term debt                -        119,416               -                 -            -              -        119,416
     Repayments of
      long-term debt                -         (2,444)              -            (1,028)      (1,028)             -         (3,472)
     Deferred financing
      costs                         -         (3,743)              -                 -            -              -         (3,743)
     Dividends received
      (paid)                        -          1,558          (1,558)                -       (1,558)             -              -
     Repayments of notes
      receivables from
      stock sales                 143              -               -                 -            -              -            143
                           --------------------------------------------------------------------------------------------------------
     Net cash provided by
      (used in) financing
      activities                  (10)       127,700           6,182            (1,028)       5,154              -        132,844
                           --------------------------------------------------------------------------------------------------------
     Effect of exchange
      rate changes
      on cash and
      cash equivalents              -              -               -                (6)          (6)             -             (6)
                           --------------------------------------------------------------------------------------------------------
Net decrease in cash                -              -               -                -            -               -              -
Cash, beginning of year             -              -               -                -            -               -              -
                           --------------------------------------------------------------------------------------------------------
Cash, end of period           $     -      $       -        $      -          $     -     $      -        $      -      $       -
                           ========================================================================================================

Consolidating Statement of Cash Flows
For the six months ended June 30, 1999
(Dollars in thousands)

                                        --------------------------------------------------------------------------------------------
                                                       Green Goods         Growing Media Segment
                                                         Segment
                                        --------------------------------------------------------------------------------------------
                                            Hines                     Sun Gro    Sun Gro Canada
                                         Horticulture     Hines         U.S.      (Subsidiary
                                           (Parent      Nurseries   (Subsidiary      Non-        Sun Gro                Consolidated
                                          Guarantor)     (Issuer)    Guarantor)   Guarantors)   Sub-total  Eliminations    Total
                                        --------------------------------------------------------------------------------------------
Cash provided by operating activities     $  20         $ 8,185      $ 2,668       $ 2,923      $ 5,591      $      -     $  13,796
                                        -------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Purchase of fixed assets, net               -          (8,136)        (550)       (1,651)      (2,201)            -       (10,337)
  Proceeds from sales of fixed assets         -               -            -           183          183             -           183
  Acquisitions, net of cash                   -            (500)           -          (485)        (485)            -          (985)
                                        --------------------------------------------------------------------------------------------
    Net cash used in investing
     activities                               -          (8,636)        (550)       (1,953)      (2,503)            -       (11,139)
                                        --------------------------------------------------------------------------------------------

Cash flows from financing activities:
  Repayments on revolving line of credit      -          (2,350)           -             -            -             -        (2,350)
  Intercompany advances (repayments)       (173)            733         (560)            -         (560)            -             -
  Proceeds from the issuance of
   long-term debt                             -               -            -           279          279             -           279
  Repayments of long-term debt                -              (5)           -             -            -             -            (5)
  Dividends received (paid)                   -           1,558       (1,558)            -       (1,558)            -             -
  Repayments of notes receivables
   from stock sales                         153               -            -             -            -             -           153
                                        --------------------------------------------------------------------------------------------
    Net cash used in financing
     activities                             (20)            (64)      (2,118)          279       (1,839)            -        (1,923)
                                        --------------------------------------------------------------------------------------------
  Effect of exchange rate changes on
   cash and cash equivalents                  -               -            -        (1,249)      (1,249)            -        (1,249)
                                        --------------------------------------------------------------------------------------------
Net decrease in cash                          -            (515)           -             -            -             -          (515)
Cash, beginning of year                       -             515            -             -            -             -           515
                                        --------------------------------------------------------------------------------------------
Cash, end of period                       $   -         $     -      $     -       $     -      $     -      $      -     $       -
                                        ============================================================================================

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

     The Company's estimated or anticipated future results, products and service performance or other non-historical facts are forward-looking and reflect Hines current perspective of existing trends and information. These statements involve risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, among others, the continued ability of Hines to access water, the impact of growing conditions, risks associated with customer concentration, future acquisitions and the ability to integrate such acquisitions in a timely and cost effective manner, the ability to manage growth, the impact of competition, the ability to obtain future financing, limitations of leverage and debt restrictions, government regulations and other risks and uncertainties defined from time to time in Hines' Securities and Exchange Commission filings.

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

  Overview

     General. Hines is one of the largest commercial nursery operations in North America, producing one of the broadest assortments of container-grown plants in the industry. The Company sells its green goods products primarily to the retail segment, which includes premium independent garden centers, as well as leading home centers and mass merchandisers, such as Home Depot, Lowe's, Wal-Mart, Kmart and Target. The Company is also the largest North American producer and marketer of sphagnum peat moss and professional peat and bark-based growing mixes. The Company sells its growing media products primarily to professional customers, including greenhouse growers, nursery growers and golf course developers. The Company believes that sales of its green goods and growing media products have been positively affected by societal and demographic trends, such as greater levels of home ownership, the aging of the American population and the increasing popularity of gardening. Recent trends in the retail distribution channel, such as the expansion of large "big box" retailers and their growing emphasis on the lawn and garden category, have increased consumer exposure to lawn and garden products. Management believes these trends have favorably impacted the Company and provide excellent opportunities for improved operating performance.

     Seasonality. The Company's green goods business, like that of its competitors, is highly seasonal. In 1999, approximately 75% of Hines Nurseries' net sales and approximately 117% of Hines Nurseries' operating income occurred in the first half of the year. Approximately 57% of Hines Nurseries' net sales and approximately 105% of Hines Nurseries' operating income occurred in the second quarter of 1999. The Company has experienced and expects to continue to experience significant seasonality in net sales, operating income and net income. This quarterly variability is primarily the result of the consumer gardening cycle, which is closely aligned to seasonal weather patterns, particularly weekend weather during the peak growing season, as well as other factors. Sun Gro's sales, because they are more heavily weighted towards the professional markets, typically do not experience the large seasonal variances present in the retail market, and are only slightly weighted towards the first half of the year.

     Acquisitions. The Company has completed a number of recent acquisitions to expand and diversify its operations. Since January 1, 1997, the Company has completed eight acquisitions, all of which have been accounted for under the purchase method. Accordingly, the purchase prices were allocated to certain assets and liabilities based on their respective fair market values. The excess of the purchase price over the estimated fair market value of the net assets acquired in each transaction was accounted for as goodwill. The Company's existing acquisition facility and a new term loan provided the funds used for the acquisitions. The consolidated financial statements include the operating results of each acquisition from the date of acquisition.

     On March 3, 2000, the Company entered into an agreement to acquire (i) substantially all of the assets and assume certain liabilities of Lovell Farms, Inc., and Botanical Farms, Inc.; (ii) the capital stock of Enviro-Safe Laboratories, Inc.; and (iii) the partnership interest of Lovell Properties (collectively referred to as "Lovell"). Lovell is a supplier of bedding and holiday plants to independent garden centers, home centers, mass merchandisers and other professional customers in the southeastern United States. The total acquisition price was approximately $92.0 million, which resulted in goodwill of approximately $70.2 million. In addition, under the terms of the purchase agreement, the Company may be required to make additional payments of up to $12.5 million, contingent upon Lovell's achieving certain operating results during 2000 and 2001.

     On January 14, 2000, the Company entered into an agreement to acquire certain assets (primarily land and buildings) and all of the outstanding capital stock of Willow Creek Greenhouses, Inc. ("Willow Creek"), a producer of quality annual bedding plants and holiday plants. The total acquisition price was approximately $18.8 million, which resulted in goodwill of approximately $9.7 million. In addition, under the terms of the purchase agreement, the Company may be required to make additional payments of up to $1.1 million, contingent upon Willow Creek's achieving certain operating results during 2000 and 2001.

     These acquisitions have and will continue to affect the period-to-period comparability of the operating results discussed below. The Company intends to pursue strategic acquisitions from time to time that increase its production capacity, broaden or complement its existing product lines, expand its geographic presence or offer operating synergies. The Company believes that the highly fragmented nature of the nursery industry presents it with a number of opportunities to make such acquisitions, though the Company does not have current agreements to consummate any such qualifications.

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

     In 1999, the Company generated taxable income for federal income tax purposes. To the extent taxable income is offset with net operating loss carry forwards, no cash federal income tax will be paid apart from a small amount due to the alternative minimum tax. During the same period, the Company has continued to show a tax provision relating to the recording of deferred taxes. At December 31, 1999, the Company had approximately $36.5 million in net operating loss carryforwards for federal income tax reporting purposes.

     In recent years, the Company's Canadian operations have become more self-sufficient and less dependent upon its U.S.-based parent. This trend has continued into 2000 to the extent that management considers its investment in Sun Gro-Canada to be essentially permanent in duration. Through March 31, 2000, a total of $3.0 million in deferred taxes had been provided against pretax income on translation gains and losses arising from the remeasurement of the financial statements of Sun Gro-Canada into U.S. dollars. To the extent that the Company's investment in Sun Gro-Canada is permanent in duration, deferred taxes need not be provided on translation gains and losses. Accordingly, the tax provision for the three and six months ended June 30, 2000 has been reduced by a deferred tax benefit of $3.0 million reflecting deferred taxes which had previously been provided against pretax income on translation gains and losses arising from the remeasurement of the financial statements of Sun Gro-Canada into U.S. dollars. In addition, at December 31, 1999, Sun Gro-Canada had capital loss carryforwards of approximately Cdn. $2,121,000 (U.S. $1,447,000). A full valuation allowance of approximately $571,000 had been recorded against the deferred tax asset associated with these capital loss carryforwards. In the opinion of management, it was determined that the valuation allowance should be released, as the loss carryforwards are more likely than not to be realized in the future. The combined impact of these two tax-related items was a reduction of $3.6 million in the Company's deferred tax liability.

Results of Operations
---------------------

Three Months Ended June 30, 2000 compared to Three Months Ended June 30, 1999

     Net sales. Net sales of $183.2 million for the three months ended June 30, 2000 increased $55.2 million, or 43.1%, from net sales of $128.0 million for the comparable period in 1999. This substantial sales gain was attributable to recently completed acquisitions in the Color and Growing Media divisions, and internal growth in the Nursery division. Sales from the Company's green goods operations increased 49.5% during the second quarter, due to the performance of the Company's recently acquired color businesses, and significant internal growth from its nursery businesses. Both the Color and Nursery divisions continued to successfully leverage the expansion of the Company's store service programs, particularly in the Southwest and on the West Coast. In particular, sales to "big box" retailers continue to be driven in large part by the growth and enhancement of the Company's store service programs nationwide.

     Net sales of the Company's growing media segment increased by 20.6% from the comparable period in 1999. Sales of professional peat and mix led the growing media segment due in large part to the mounting popularity of the Company's professional mixes.

     Gross profit. Gross profit of $91.6 million for the three months ended June 30, 2000 increased $27.9 million, or 43.8%, from gross profit of $63.7 million for the comparable period in 1999 as a result of higher sales levels at both the green goods and growing media segments.

     As a percent of net sales, gross margin decreased from 50.2% to 50.0% from the comparable period in 1999 primarily due to recent acquisitions having lower gross margins than the existing base business in the growing media operations and the costs related to scaling up the Company's co-packing initiative.

     Operating expenses. Operating expenses of $48.0 million for the three months ended June 30, 2000 increased $18.9 million, or 64.9%, from $29.1 million for the comparable period in 1999. The increase was primarily attributable to a dramatic increase in distribution costs caused by significant increases in fuel and freight costs. Also impacting operating expenses, was the Company's decision to reduce the carrying value on its investment in NeoInformatics, Inc., a developer and manager of industry-specific Internet databases, resulting in a net charge of $0.8 million.

     Operating income. Operating income of $43.6 million for the three months ended June 30, 2000 increased $8.4 million, or 23.9%, from $35.2 million for the comparable period in 1999. As a percentage of net sales, operating income decreased to 23.8% from 27.5% for the comparable period in 1999, due primarily to increased operating expenses as described above.

     Interest expense. Interest expense of $9.8 million for the three months ended June 30, 2000 increased $5.9 million, or 155.2%, from $3.9 million for the comparable period in 1999. This higher interest expense is attributable to a significant increase in debt relating to the Company's five acquisitions during the past year, and an escalation in current interest rate levels.

     Provision for income taxes. The effective income tax rate was 30.9% and 37.9% for the three months ended June 30, 2000 and 1999, respectively. The decrease in the effective income tax rate reflects the deferred tax benefit described above.

     Net income.   Net income of $23.1 million for the three months ended
  June 30, 2000 increased $3.8 million, or 19.4%, from $19.3 million for the comparable period in 1999. The increase was primarily attributable to increased sales and the reduction of a previously recorded deferred tax liability, offset by higher interest expense.

Six Months Ended June 30, 2000 compared to Six Months Ended June 30, 1999

     Net sales. Net sales of $268.1 million for the six months ended June 30, 2000 increased $80.7 million, or 43.1%, from net sales of $187.4 million for the comparable period in 1999. This substantial sales gain was attributable to recently completed acquisitions in the Color and Growing Media divisions, and internal growth in the Nursery division. Sales from the Company's green goods operations increased 49.3% from the comparable period in 1999, due to the performance of the Company's recently acquired color businesses, and significant internal growth from its nursery businesses.

     Net sales of the Company's growing media segment increased by 28.5% from the comparable period in 1999. The sales increases were attributable to the growing popularity of the Company's professional peat and mix products.

     Gross profit. Gross profit of $132.4 million for the six months ended June 30, 2000 increased $38.1 million, or 40.4%, from gross profit of $94.3 million for the comparable period in 1999. The increase was primarily attributable to higher sales at both the Company's green goods and growing media segments. As a percent of sales, gross margins decreased from 50.4% to 49.4% of net sales from the comparable period in 1999, primarily due to the impact of the recent growing media acquisitions having lower gross margins that the existing base business and the costs associated with the start up of the Company's co-packing operations.

     Operating expenses. Operating expenses of $77.9 million for the six months ended June 30, 2000 increased $26.1 million, or 50.4%, from $51.8 million for the comparable period in 1999. The increase was primarily attributable to acquisitions and the significant investment in sales and management infrastructure required to support the Company's current and future growth. Operating expenses as a percentage of net sales increased from 27.6% to 29.1% in the first six months of 2000, primarily due to a dramatic increase in distribution costs caused by significant increases in fuel and freight expenses. Also impacting operating expenses, was the Company's decision to reduce the carrying value on the Company's investment in NeoInformatics, Inc., a developer and manager of industry-specific Internet databases, resulting in a net charge of $0.8 million.

     Operating income. Operating income of $54.5 million for the six months ended June 30, 2000 increased $11.9 million, or 28.2%, from $42.6 million for the comparable period in 1999 primarily as a result of sales and related gross profit increases, offset by increases in operating expenses. As a percentage of net sales, operating income was reduced to 20.3% from 22.7% due primarily to the increase in operating expenses, as described above.

     Interest expense. Interest expense of $16.9 million for the six months ended June 30, 2000 increased $8.7 million, or 107.5%, from $8.2 million for the comparable period in 1999. This higher interest expense is attributable to a significant increase in debt relating to the Company's five acquisitions during the past year, and an escalation in current interest rate levels.

     Provision for income taxes. The Company's effective income tax rate was 31.3% and 38.1% for the six months ended June 30, 2000 and 1999, respectively. The decrease in the effective income tax rate reflects the deferred tax benefit described above.

     Net income. Net income of $25.4 million for the six months ended June 30, 2000 increased $4.4 million, or 21.0%, from $21.0 million for the comparable period in 1999. The increase was primarily attributable to increased sales and the reduction of a previously recorded deferred tax liability, offset by higher operating and interest expenses.

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

     The principal repayment schedule for the term loan is $5.25 million in 2000, $11.25 million in 2001, $18.75 million in 2002 and $11.25 million in
  2003. Amounts borrowed under the acquisition facility will convert into a term loan in September 2000 and will begin to amortize thereafter. The Senior Credit Facility, among other things, limits the ability of Hines Nurseries and its subsidiaries to pay any dividends.

     In connection with the Lovell acquisition on March 3, 2000, the Company entered into an amendment to its existing senior credit facility (the "Amended Senior Credit Facility") to provide for a new $100.0 million term loan and a $15.0 million increase in the Company's existing working capital revolving credit facility. The term loan requires annual principal payments of $1.0 million through December 31, 2003, $47.0 million in fiscal year 2004 and the remaining balance in fiscal year 2005.

     The term loan and revolving credit facility interest rate is a percentage spread over the U.S. prime rate and the Eurodollar rate, depending upon the Company's quarterly leverage and interest rate coverage ratios as defined in the Amended Senior Credit Facility. The term loan and revolving credit facility are secured by substantially all of the assets and common stock of the Company's domestic subsidiaries and 65% of the common stock of its foreign subsidiary. The Lovell acquisition was financed with proceeds from the Amended Senior Credit Facility.

     As of June 30, 2000, $78.0 million in aggregate principal amount remains outstanding of the Company's 11 3/4% Senior Subordinated Notes due 2005, Series B. The indenture pursuant to which the Senior Subordinated Notes were issued imposes a number of restrictions on Hines Nurseries and Sun Gro-U.S. The indenture limits, among other things, their ability to incur additional indebtedness, to make certain restricted payments (including dividends to Hines), to make certain asset dispositions, to incur certain liens and to enter into certain significant transactions. In addition, breach of a material term of the indenture or any other material indebtedness that results in the acceleration of such indebtedness would trigger an event of default under the Senior Credit Facility, causing all amounts owing thereunder to become immediately due and payable. The Senior Credit Facility imposes a number of similar and certain additional restrictions (including financial covenants) on Hines Nurseries and its subsidiaries.

     Net cash (used in) provided by operating activities for the six months ended June 30, 2000, of ($1.2) million increased $15.0 million, from $13.8 million for the comparable period in 1999. This increase is attributable to the higher accounts receivable balance related to the increase in sales in the six months ended June 30, 2000. The seasonal nature of the Company's operations results in a significant increase in certain components of working capital (primarily accounts receivable and inventory) during the growing and selling cycles.

     Net cash used in investing activities during the six months ended June 30, 2000 increased $120.6 million to $131.7 million from $11.1 million for the comparable period in 1999. The increase was primarily due to the Company's acquisitions of Willow Creek and Lovell, the development of additional nursery acreage and the purchase of nursery-related structures, certain vehicles and machinery and equipment.

     Net cash provided by (used in) financing activities during the six months ended June 30, 2000 increased $134.8 million to $132.8 million from $(2.0) million for the comparable period in 1999. The increase was primarily associated with increased borrowings under the Amended Senior Credit Facility related to the acquisitions described above.

     The Company typically draws under its revolving credit facilities in the first and fourth quarters to fund its inventory buildup of nursery products and seasonal operating expenses. Approximately 75% of the sales of Hines Nurseries occur in the first half of the year, generally allowing the Company to reduce borrowings under its revolving credit facilities in the second and third quarters. Working capital requirements for the Company's growing media operations are less seasonal in nature, with slight inventory buildups generally occurring in the third and fourth quarters. On July 31, 2000, the Company had unused borrowing capacity of $1.4 million and $74.5 million under its acquisition facility and working capital revolver, respectively, within the Amended Senior Credit Facility.

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

     The Company's capital expenditures were approximately $20.0 million for the six months ended June 30, 2000. The capital expenditures for Hines Nurseries ($15.6 million) related primarily to the purchase and development of additional nursery acreage, the purchase of nursery-related structures, vehicles, machinery and equipment and the implementation of an ERP, which will standardize systems and processes throughout the Company. The capital expenditures for Sun Gro ($4.4 million) related primarily to peat bog development and the purchase of peat bog harvesting and processing equipment. The Company's capital expenditures for 2000 are expected to be approximately $35 million.

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

  Year 2000 Compliance
  --------------------

     The Company has instituted a program to determine whether its computerized information systems are able to interpret dates beyond the year 1999 and implemented programming modifications to its main operational and financial reporting systems to address this issue. The financial systems of companies recently acquired by the Company were also evaluated to determine whether they were Year 2000 compliant.

     To date, the Company has not incurred any significant failures, interruptions of supplies or services related to the Year 2000 issue.

  Recent Accounting Pronouncements
  --------------------------------

     In June 1998, the Financial Accounting Standards Board ("FASB") issued
  SFAS No. 133, "Accounting for Derivatives and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -Deferral of the Effective Date of FASB Statement No. 133," which deferred the effective date until the first fiscal quarter of the first fiscal year beginning after June 15, 2000.


Item 3.    Quantitative and Qualitative Disclosures About Market Risk

  In May 2000, the Company entered into an interest rate swap agreement to hedge $75 million of its loan facility. The Company does not hold or issue interest rate swap agreements for trading purposes. This interest rate swap agreement effectively changes the Company's exposure on its variable rate interest payments to fixed rate interest payments (7.13%) based on the 3-month LIBOR rate in effect at the beginning of each quarterly period, with a maximum rate of 8%. The interest rate swap agreement matures in February 2005. The market risk of this interest rate swap agreement is not considered to be material as of June 30, 2000. Further, the Company has not experienced any other material changes to its market risk exposures since December 31, 1999.

                          PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

  The Company held its Annual Meeting of Stockholders on June 1, 2000 at which the stockholders of the Company elected six directors and ratified the appointment of PricewaterhouseCoopers LLP as the Company's independent public accountants for the 2000 fiscal year and approved an amendment to the Hines Horticulture, Inc. ("Hines") Amended and Restated 1998 Long-Term Incentive Plan.

  The following individuals were elected as directors and received the number of votes indicated below:


  Name of Nominee              Votes For    Against   Abstentions
  --------------------------   ----------   -------   -----------
  Douglas D. Allen             17,964,711   132,277        0
  Ronald A. Pierre             17,986,311   110,677        0
  Thomas R. Reusche            17,964,711   132,277        0
  James R. Tennant             17,964,711   132,277        0
  Stephen P. Thigpen           17,986,311   110,677        0
  Paul R. Wood                 17,986,311   110,677        0


  For the ratification of PricewaterhouseCoopers LLP as the Company's independent public accountants, 18,093,580 votes were cast in favor, 2,308 votes were cast against and there were 1,100 abstentions.

  For the Amendment to the Amended and Restated 1998 Long-Term Equity Incentive Plan, 16,485,105 votes were cast in favor, 1,608,783 votes were cast against and there were 3,100 abstentions.



Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

         27.1 Financial Data Schedule



Items 1, 2, 3, and 5 are not applicable and have been omitted.

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



Date:  August 11, 2000