Form 10-Q
period 2000-09-30
HINES HORTICULTURE INC
filed 2000-11-20
CIK 1003515

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q

                                  (Mark One)
         (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                   For the quarter ended September 30, 2000

        ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
      For the transition period from _________________ to ______________

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

                                Yes (X)  No( )

As of October 31, 2000 there were 22,072,549 shares of Common Stock, par value $0.01 per share, outstanding.

================================================================================

                            HINES HORTICULTURE, INC.


                                     Index

                         Part I. Financial Information

Item 1.  Financial Statements                                           Page No.
                                                                        --------
            Consolidated Statements of Operations for the
            Three Months and Nine Months Ended
            September 30, 2000 and 1999                                     1

            Consolidated Balance Sheets as of
            September 30, 2000 and December 31, 1999                        2

            Consolidated Statements of Cash Flows for the
            Nine Months Ended September 30, 2000 and 1999                   3

            Notes to the Consolidated Financial Statements                  4

Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                            17

Item 3.  Quantitative and Qualitative Disclosures About Market Risk        27


                          Part II. Other Information

Item 6.  Exhibits and Reports on Form 8-K                                  27

            Signatures                                                     28


Note: Items 1, 2, 3, 4 and 5 of Part II are omitted because they are not applicable.

                           HINES HORTICULTURE, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
        Three Months and Nine Months Ended September 30, 2000 and 1999
                 (Dollars in thousands except per share data)
                                  (Unaudited)

                                                           Three Months Ended September 30,      Nine Months Ended September 30,
                                                           --------------------------------      -------------------------------
                                                              2000                 1999             2000                1999
                                                           -----------          -----------      -----------         -----------
Sales, net                                                 $    63,398          $    45,509      $   331,500         $   232,862
Cost of goods sold                                              31,985               23,347          167,646             116,366
                                                           -----------          -----------      -----------         -----------

   Gross profit                                                 31,413               22,162          163,854             116,496
                                                           -----------          -----------      -----------         -----------

Selling and distribution expenses                               19,994               14,168           75,057              50,423
General and administrative expenses                              8,955                6,874           30,078              21,791
Amortization of goodwill                                         1,053                  435            2,764               1,044
                                                           -----------          -----------      -----------         -----------
   Total operating expenses                                     30,002               21,477          107,899              73,258
                                                           -----------          -----------      -----------         -----------

   Operating income                                              1,411                  685           55,955              43,238
                                                           -----------          -----------      -----------         -----------

Other expenses
   Interest                                                      9,178                4,424           26,104              12,582
   Amortization of deferred financing expenses                     376                  187              999                 562
                                                           -----------          -----------      -----------         -----------
                                                                 9,554                4,611           27,103              13,144
                                                           -----------          -----------      -----------         -----------

Income (loss) before provision (benefit) for income taxes       (8,143)              (3,926)          28,852              30,094


Income tax provision (benefit)                                  (3,049)              (1,493)           8,524              11,485
                                                           -----------          -----------      -----------         -----------

Net income (loss)                                              ($5,094)             ($2,433)     $    20,328         $    18,609
                                                           ===========          ===========      ===========         ===========
Basic earnings per share:
   Net income (loss) per common share                           ($0.23)              ($0.11)           $0.92               $0.84

Diluted earnings per share:
   Net income (loss) per common share                           ($0.23)              ($0.11)           $0.92               $0.84

Weighted average shares outstanding--Basic                  22,072,549           22,072,549       22,072,549          22,072,549
                                                           ===========          ===========      ===========         ===========
Weighted average shares outstanding--Diluted                22,072,549           22,072,549       22,072,549          22,072,549
                                                           ===========          ===========      ===========         ===========

  The accompanying notes are an integral part of these consolidated financial statements

                           HINES HORTICULTURE, INC.
                          CONSOLIDATED BALANCE SHEETS
                   September 30, 2000 and December 31, 1999
                   (Dollars in thousands, except share data)

                                                                              September 30,        December 31,
ASSETS                                                                            2000                 1999
------                                                                        -------------        ------------
                                                                               (Unaudited)
CURRENT ASSETS:
      Cash                                                                        $      -             $      -
      Accounts receivable, net of allowance for
       doubtful accounts of $1,648 and $1,444                                       57,430               37,196
      Inventories                                                                  151,385              144,915
      Prepaid expenses and other current assets                                      5,739                5,204
                                                                                  --------             --------

                                  Total current assets                             214,554              187,315

FIXED ASSETS, net of accumulated depreciation
   and depletion of $47,341 and $38,455                                            210,331              169,317

DEFERRED FINANCING EXPENSES, net of
   accumulated amortization of $2,984 and $1,985                                     6,071                3,327

GOODWILL, net of accumulated amortization of $6,647 and $3,872                     137,903               58,822
                                                                                  --------             --------
                                                                                  $568,859             $418,781
                                                                                  ========             ========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
      Accounts payable                                                            $ 16,264             $ 18,282
      Accrued liabilities                                                           10,681                8,618
      Accrued payroll and benefits                                                  10,077                7,402
      Accrued interest                                                               7,130                4,926
      Long-term debt, current portion                                               27,438               12,730
      Borrowings on revolving credit facility                                       35,850               34,750
      Deferred income taxes                                                         57,243               46,565
                                                                                  --------             --------

                                  Total current liabilities                        164,683              133,273

LONG-TERM DEBT                                                                     297,135              195,677

DEFERRED INCOME TAXES                                                               12,265               15,081

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
      Common Stock
       Authorized - 60,000,000 shares  $.01 par value;
       Issued and outstanding - 22,072,549 shares
       at September 30, 2000 and December 31, 1999                                     221                  221
      Additional paid-in capital                                                   127,938              127,938
      Notes receivable from stock sales                                                (30)                (173)
      Deficit                                                                      (28,817)             (49,145)
      Accumulated other comprehensive loss                                          (4,536)              (4,091)
                                                                                  --------             --------

                                  Total shareholders' equity                        94,776               74,750
                                                                                  --------             --------

                                                                                  $568,859             $418,781
                                                                                  ========             ========

  The accompanying notes are an integral part of these consolidated financial statements

                           HINES HORTICULTURE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 Nine Months Ended September 30, 2000 and 1999
                   (Dollars in thousands, except share data)
                                  (Unaudited)

                                                                                   Nine Months Ended September 30
                                                                                   -------------------------------
                                                                                 2000                          1999
                                                                           ----------------               --------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                    $  20,328                     $ 18,609
   Adjustments to reconcile net income to
   net cash provided by operating activities -
      Depreciation, depletion and amortization                                      12,206                        8,952
      Amortization of deferred financing costs                                         999                          562
      Deferred income taxes                                                          7,861                       12,481
      Gain on sale of fixed assets                                                     (92)                        (104)
                                                                                 ---------                     --------
                                                                                 $  41,302                     $ 40,500

Change in working capital accounts, net of effect of acquisitions:
   Accounts receivable                                                             (15,144)                     (10,073)
   Inventories                                                                       4,579                       (3,016)
   Prepaid expenses and other current assets                                          (347)                        (115)
   Accounts payable and accrued liabilities                                         (1,090)                       9,689
                                                                                 ---------                     --------
      Net cash provided by operating activities                                     29,300                       36,985
                                                                                 ---------                     --------


CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of fixed assets                                                        (31,582)                     (15,325)
   Proceeds from sale of fixed assets                                                  436                          250
   Acquisitions, net of cash                                                      (112,034)                     (61,431)
                                                                                 ---------                     --------
      Net cash used in investing activities                                       (143,180)                     (76,506)
                                                                                 ---------                     --------

CASH FLOWS FROM FINANCING ACTIVITIES
   Borrowings on revolving line of credit                                          128,130                       70,283
   Repayments on revolving line of credit                                         (127,030)                     (91,233)
   Proceeds from the issuance of long-term debt                                    121,216                       60,961
   Repayments of long-term debt                                                     (5,050)                          (5)
   Deferred financing costs                                                         (3,743)                           -
   Repayments of notes receivable from stock sales                                     143                          104
                                                                                 ---------                     --------
      Net cash provided by financing activities                                    113,666                       40,110
                                                                                 ---------                     --------

   Effect of exchange rate changes on cash                                             214                       (1,104)
                                                                                 ---------                     --------

NET DECREASE IN CASH                                                                     -                         (515)

CASH, beginning of period                                                                -                          515
                                                                                 ---------                     --------

CASH, end of period                                                              $       -                     $      -
                                                                                 =========                     ========

Supplemental disclosure of cash flow information:
   Cash paid for interest, net of capitalized                                    $  23,900                     $  9,747
   interest of $875 and $343
   Cash paid for income taxes                                                    $     747                     $    142


 The accompanying notes are an integral part of these consolidated financial statements

                           HINES HORTICULTURE, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Dollars in thousands)
                          SEPTEMBER 30, 2000 AND 1999
                                  (UNAUDITED)


1.   Description of Business
     -----------------------

     Hines Horticulture, Inc. a Delaware corporation ("Hines"), produces and distributes horticultural products through three operating divisions: (1) its Nursery division (2) its Color division and (3) its Growing Media division. The Nursery division and Color division make up the green goods business. The green goods business is conducted through Hines Nurseries, Inc. ("Hines Nurseries") a wholly owned subsidiary of Hines, and the business of the Growing Media division is conducted through Sun Gro Horticulture, Inc. ("Sun Gro-U.S.") a wholly owned subsidiary of Hines Nurseries, Sun Gro-U.S's wholly owned subsidiary, Sun Gro Horticulture Canada Ltd. ("Sun Gro-Canada"), and Sun Gro Canada's direct and indirect Canadian subsidiaries. Unless otherwise specified, references to "Hines" or the "Company" refer to Hines Horticulture, Inc. and its subsidiaries.

     Hines Nurseries, the green goods business, is a leading national supplier of ornamental shrubs, color plants and container-grown plants with commercial nursery facilities located in Arizona, California, Florida, Oregon, New York, Pennsylvania, South Carolina and Texas. Hines Nurseries markets its products to retail and commercial customers throughout the United States.

     Sun Gro, the growing media business, produces and markets sphagnum peat moss and peat and bark-based growing media horticulture products for both professional and retail customers. Sun Gro markets its products in North America and various international markets with 17 production facilities located in Canada and the United States.

2.   Unaudited Financial Information
     -------------------------------

     The unaudited financial information furnished herein, in the opinion of management, reflects all adjustments (consisting of only normal recurring adjustments), which are necessary to state fairly the consolidated financial position, results of operations and cash flows of the Company as of and for the periods indicated. The Company presumes that users of the interim financial information herein have read or have access to the Company's audited consolidated financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation, except in regard to material contingencies or recent significant events, may be determined in that context.
     Accordingly, footnote and other disclosures, which would substantially duplicate the disclosures contained in the Form 10-K, filed on March 27, 2000 by Hines Horticulture, Inc. under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), have been omitted. The financial information herein is not necessarily representative of a full year's operations.

3.   Earnings Per Share
     ------------------

     Because the effect would be anti-dilutive, potential dilutive securities have been excluded from the earnings per share calculation for the three and nine months ended September 30, 2000 and 1999. Hence, there are no differences between the numerators and denominators for basic and diluted earnings per share. The only potentially dilutive shares relate to stock options. There were no dilutive common stock equivalents outstanding during the three and nine months ended September 30, 2000 and 1999.

4.   Inventories
     -----------

     Inventories consisted of the following:

                                              September 30,  December 31,
                                              ------------   -----------
                                                  2000          1999
                                                  ----          ----

     Nursery stock                              $131,239      $121,330
     Finished goods                                6,897        10,799
     Material and supplies                        13,249        12,786
                                                --------      --------
                                                $151,385      $144,915
                                                ========      ========

5.   Supplemental Cash Flow Information
     ----------------------------------

     Supplemental disclosures of non-cash investing and financing activities were as follows:
                                                      Nine Months Ended
                                                      -----------------
                                                         September 30,
                                                         ------------
                                                     2000           1999
                                                     ----           ----
     Fair value of assets acquired                   $118,041    $74,660
     Liabilities assumed and incurred
       In connection with acquisitions                  6,007     13,229
                                                        -----     ------

     Cash paid                                       $112,034    $61,431
                                                     ========    =======

6.   Comprehensive Income
     --------------------

     Comprehensive income includes all changes in equity during a period except those resulting from investments by and distributions to the Company's stockholder. The Company's comprehensive income is composed of cumulative foreign currency translation adjustments. The components of comprehensive income during the three and nine months ended September 30, 2000 and 1999, were as follows:

                                   Three Months Ended September 30,             Nine Months Ended September 30,
                                   --------------------------------             -------------------------------
                                       2000                   1999                   2000                 1999
                                       ----                   ----                   ----                 ----
Net (loss) income                     ($5,094)               ($2,433)              $20,328               $18,609
Cumulative foreign currency
     translation adjustments             (133)                  (103)               (4,536)               (6,989)
                                   ----------               --------            ----------              --------
                                      ($5,227)               ($2,536)              $15,792               $11,620
Comprehensive (loss) income        ==========               ========            ==========              ========

7.   Acquisitions
     ------------

     During the nine months ended September 30, 2000, the Company made two acquisitions, both of which have been accounted for under the purchase method for accounting purposes. Accordingly, the purchase price was allocated to certain assets and liabilities based on their respective fair market values. The excess of the purchase price over the estimated fair market value of the net assets acquired in each transaction was accounted for as goodwill. Amounts allocated to goodwill are being amortized on a straight-line basis over an estimated life of thirty-five years. The purchase agreements include provisions to adjust the purchase price subject to the occurrence of certain future conditions. The Company's existing acquisition facility and a new term loan provided the funds used for the acquisitions. The consolidated financial statements include the operating results of each acquisition from the date of acquisition.

     On March 3, 2000, the Company entered into an agreement to acquire (i) substantially all of the assets and assume certain liabilities of Lovell Farms, Inc. and Botanical Farms, Inc.; (ii) the capital stock of Enviro-Safe Laboratories, Inc.; and (iii) the partnership interest of Lovell Properties (collectively referred to as "Lovell"). Lovell is a supplier of bedding and holiday plants to independent garden centers, home centers, mass merchandisers and other professional customers in the southeastern United States. The total acquisition price was approximately $92.0 million, which resulted in the goodwill of approximately $72.2 million.

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

     In connection with the Lovell acquisition on March 3, 2000, the Company entered into an amendment to its existing senior credit facility (the "Amended Senior Credit Facility") to provide for a new $100 million term loan and a $15 million increase in the Company's existing working capital revolving credit facility. The term loan requires annual principal payments of $1 million through December 31, 2003, $47 million in fiscal year 2004 and the remaining balance in fiscal year 2005. The term loan and revolving credit facility interest rate is a percentage spread over the U.S. prime rate and the Eurodollar rate, depending upon the Company's quarterly leverage and interest rate coverage ratios as defined in the Amended Senior Credit Facility. The term loan and revolving credit facility are secured by substantially all of the assets and common stock of the Company's domestic subsidiaries and 65% of the common stock of its foreign subsidiary. Refer to Note 8 for a discussion of the Amended Senior Credit Facility. The Lovell acquisition was financed with proceeds from the Amended Senior Credit Facility.

     Pro Forma Operating Data

     The following selected unaudited pro forma condensed combined financial information for the nine months ended September 30, 2000 and 1999 gives effect to the acquisitions of Strong Lite Inc. ("Strong Lite"), Pro-Gro Products, Inc. and related companies ("Pro Gro"), Atlantic Greenhouses, Inc. ("Atlantic"), Willow Creek and Lovell as if they had occurred on January 1, 1999. The above acquisitions were completed on August 2, 1999, August 23, 1999, September 9, 1999, January 14, 2000 and March 3, 2000, respectively.

                    (In thousands, except per share data):


                                              Nine Months Ended September 30
                                              ------------------------------
                                                   2000               1999
                                                   ----               ----
Sales, net                                      $338,662            $313,151
Net income                                      $ 20,278            $ 19,649

Basic earnings per share                            $   0.92     $   0.89

Diluted earnings per share                          $   0.92     $   0.89

8.   Amendments to Amended Senior Credit Facility and Senior Subordinated Notes
     --------------------------------------------------------------------------

     As a result of higher working capital requirements, higher borrowing levels due to the Company's recent acquisitions and this year's escalation in interest rates, the Company was unable to comply with two covenants under its Amended Senior Credit Facility. The Company requested and received two temporary waivers from its senior lenders through and including November 30, 2000. The first waiver related to the Company's leverage ratio, which for the twelve-month period ended September 30, 2000 was 4.83, in violation of the requirement that it not exceed 4.75. The second waiver related to a clean down requirement, which requires that borrowings under the working capital revolver not exceed $20 million for a period of 60 consecutive days, annually. Earlier this year, the Company's borrowings reached a low point of $32.75 million.

     The Company and its senior lenders have reached an agreement in principle to amend the Company's Amended Senior Credit Facility. Under the terms of the proposed amendment, the Company would receive permanent waivers of the covenant noncompliance addressed by the temporary waivers. The amendment also would (i) provide the Company with additional revolving loan commitments in the amount of $30 million guaranteed by its majority shareholder, Madison Dearborn Capital Partners, L.P. ("MDCP"), which could only be borrowed and could only be outstanding between March 15 and June 15 of 2001 and 2002, (ii) increase the interest rate on all loans by 1/4% to 1/2%, (iii) reset the financial covenants that establish minimum interest coverage ratios and net worth levels, and maximum leverage ratios and capital expenditure amounts, (iv) add a minimum EBITDA covenant, (v) amend the clean down requirement for working capital revolving loans and
     (vi) provide for additional restrictions on the Company's ability to make acquisitions and reinvest proceeds from asset sales. In consideration for its guarantee on the additional revolving loan commitments, MDCP would receive a fee of $600,000 and warrants to initially purchase 440,000 shares of the common stock of Hines. These warrants would be exercisable at any time prior to December 31, 2005 at an exercise price equal to the opening price of Hines common stock on the effective date of the amendment. All other significant terms and conditions of the Amended Senior Credit Facility would remain unchanged.

     In addition, Hines Nurseries is soliciting the approval of its noteholders to amend the Indenture governing its Series B 11 3/4% Senior Subordinated Notes due 2005 and the Notes for the purpose of amending the definition of "Permitted Indebtedness" within the Indenture to include (i) all indebtedness that may be incurred under the Amended Senior Credit Facility in an aggregate principal amount to not exceed $365 million (less the amount of all mandatory principal repayments and required permanent reductions made thereunder) plus (ii) up to an additional $35 million in indebtedness under the additional revolving loan commitments, provided that such borrowings may only be borrowed and may only be outstanding between March 15 and June 15 of 2001 and 2002. In consideration for the amendment, Hines Nurseries would agree to (i) pay a fee of $35 per $1,000 of the principal amount of Notes, (ii) increase the interest rate thereon from 11 3/4% to 12 3/4% per annum, (iii) increase the optional redemption price to 106.00% of the principal amount thereof, (iv) increase the purchase price upon a change of control from 101.00% to 105.00% of the principal amount thereof and add to the events that constitute a change of control, and (v) pay a premium at maturity equal to 5.00% of the principal amount to be repaid.

     The Company expects to enter into the amendment to the Amended Senior Credit Facility and the amendments to the Indenture and the Notes in the very near future on substantially the terms described above, although there can be no assurances that it will be able to do so.

9.   Subsequent Event
     ----------------

     On November 4, 2000, the Company's Seba Beach growing media production facility located in Alberta, Canada, was substantially destroyed by fire. The facility and its operations are covered by replacement and business interruption insurance. The Company expects to replace the destroyed assets and resume production within 6 months. In the meantime, the estimated net book value of the property destroyed, approximately $4.2 million, will be written off during the quarter ending December 31, 2000. The Seba Beach facility accounts for approximately 14% of the Company's annual growing media production volume.

10.  Segment Information and Guarantor/Non-Guarantor Disclosures
     -----------------------------------------------------------

     The Senior Subordinated Notes issued by Hines Nurseries (the issuer) have been guaranteed by Hines (the parent guarantor) and by Sun Gro-U.S and Enviro-Safe Laboratories, Inc. (the subsidiary guarantors). The issuer and the subsidiary guarantor are wholly owned subsidiaries of the parent guarantor; the parent and subsidiary guarantees are full, unconditional and joint and several.

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

     The following consolidating information shows (a) Hines on a parent company basis only as the parent guarantor (carrying its investment in its subsidiary under the equity method), (b) Hines Nurseries as the issuer (carrying its investment in its subsidiary under the equity method), (c) Sun Gro-U.S. as subsidiary guarantor (carrying its investment in Sun Gro-Canada under the equity method and Enviro-Safe as subsidiary guarantor),
     (d) Sun Gro-Canada and its direct and indirect subsidiaries, as subsidiary non guarantors, (e) eliminations necessary to arrive at the information for the parent guarantor and its direct and indirect subsidiaries on a consolidated basis and (f) the parent guarantor on a consolidated basis, as follows:

          . Consolidating balance sheets as of September 30, 2000 (unaudited) and December 31, 1999;

          . Consolidating statements of operations for the three months and nine months ended September 30, 2000 and 1999 (unaudited); and

          . Consolidating statements of cash flows for the nine months ended September 30, 2000 and 1999 (unaudited).

Guarantor / Non-guarantor Disclosures

   Consolidating Balance Sheet
   As of September 30, 2000
   (Dollars in thousands)

                                                 --------------------------------------------------------------------------------
                                                                      Nursery          Growing Media Segment
                                                                      Segment
                                                 --------------------------------------------------------------------------------
                                                         Hines                      Sun Gro        Sun Gro Canada
                                                      Horticulture     Hines         U.S.           (Subsidiary
                                                        (Parent      Nurseries    (Subsidiary           Non-          Sun Gro
                                                       Guarantor)    (Issuer)     Guarantor)        Guarantors)      Sub-total
                                                 --------------------------------------------------------------------------------
     ASSETS
     ------
Current assets:
  Cash                                               $      -       $      -         $     -          $     -         $      -
  Accounts receivable, net                                  -         36,305          18,811            2,314           21,125
  Inventories                                               -        135,734           7,117            8,534           15,651
  Prepaid expenses and other current assets                 -          1,719           2,547            1,473            4,020
  Deferred income taxes                                    20            122           1,019              458            1,477
                                                     -------------------------------------------------------------------------
                   Total current assets                    20        173,880          29,494           12,779           42,273
                                                     -------------------------------------------------------------------------

Fixed assets, net                                           -        138,509          13,245           58,577           71,822
Deferred financing expenses, net                            -          6,071               -                -                -
Goodwill, net                                               -        116,514          20,707              682           21,389
Deferred income taxes                                       -         13,606               -                -                -
Investments in subsidiaries                           101,918         12,849           9,376                -            9,376
                                                     -------------------------------------------------------------------------
                                                     $101,938       $461,429         $72,822          $72,038         $144,860
                                                     =========================================================================
   LIABILITIES AND SHAREHOLDERS' EQUITY
   ------------------------------------

Current liabilities:
  Accounts payable                                   $      -       $ 11,560         $ 2,008          $ 2,696         $  4,704
  Accrued liabilities                                       -          6,063           3,978              640            4,618
  Accrued payroll and benefits                              -          8,487             663              927            1,590
  Accrued interest                                          -          7,101              29                -               29
  Long-term debt, current portion                           -         18,720           4,170            4,548            8,718
  Revolving line of credit                                  -         35,850               -                -                -
  Deferred income taxes                                     -         58,862               -                -                -
  Intercompany accounts                                 7,162        (49,104)         23,546           18,396           41,942
                                                     -------------------------------------------------------------------------
                   Total current liabilities            7,162         97,539          34,394           27,207           61,601
                                                     -------------------------------------------------------------------------

Long-term debt                                              -        256,931          26,481           13,723           40,204
Deferred income taxes                                       -         11,300          (2,661)          17,232           14,571
Shareholders' equity:
   Common stock                                           221         17,971          11,414            4,500           15,914
   Additional paid in capital                         127,938         21,362           5,889            1,777            7,666
   Notes receivable from stock sales                      (30)             -               -                -                -
   Retained earnings (deficit)                        (28,817)        56,326           1,841            7,599            9,440
   Accumulated other comprehensive loss                (4,536)             -          (4,536)               -           (4,536)
                                                     -------------------------------------------------------------------------
                   Total shareholders' equity          94,776         95,659          14,608           13,876           28,484
                                                     -------------------------------------------------------------------------

                                                     $101,938       $461,429         $72,822          $72,038         $144,860
                                                     =========================================================================

                                                            ------------------------------

                                                            ------------------------------
                                                                             Consolidated
                                                              Eliminations      Total
                                                            ------------------------------
     ASSETS
     ------
Current assets:
  Cash                                                      $        -         $        -
  Accounts receivable, net                                           -             57,430
  Inventories                                                        -            151,385
  Prepaid expenses and other current assets                          -              5,739
  Deferred income taxes                                         (1,619)                 -
                                                            -----------------------------
                   Total current assets                         (1,619)           214,554
                                                            -----------------------------
Fixed assets, net                                                    -            210,331
Deferred financing expenses, net                                     -              6,071
Goodwill, net                                                        -            137,903
Deferred income taxes                                          (13,606)                 -
Investments in subsidiaries                                   (124,143)                 -
                                                            -----------------------------
                                                             ($139,368)        $  568,859
                                                            =============================
   LIABILITIES AND SHAREHOLDERS' EQUITY
   ------------------------------------

Current liabilities:
  Accounts payable                                          $        -         $   16,264
  Accrued liabilities                                                -             10,681
  Accrued payroll and benefits                                       -             10,077
  Accrued interest                                                   -              7,130
  Long-term debt, current portion                                    -             27,438
  Revolving line of credit                                           -             35,850
  Deferred income taxes                                         (1,619)            57,243
  Intercompany accounts                                              -                  -
                                                            -----------------------------
                   Total current liabilities                    (1,619)           164,683
                                                            -----------------------------

Long-term debt                                                       -            297,135
Deferred income taxes                                          (13,606)            12,265
Shareholders' equity:
   Common stock                                                (33,885)               221
   Additional paid in capital                                  (29,028)           127,938
   Notes receivable from stock sales                                 -                (30)
   Retained earnings (deficit)                                 (65,766)           (28,817)
   Accumulated other comprehensive loss                          4,536             (4,536)
                                                            -----------------------------
                   Total shareholders' equity                 (124,143)            94,776
                                                            -----------------------------

                                                             ($139,368)        $  568,859
                                                            =============================

   Consolidating Balance Sheet
   As of December 31, 1999
   (Dollars in thousands)

                                                 --------------------------------------------------------------------------------
                                                                      Nursery          Growing Media Segment
                                                                      Segment
                                                 --------------------------------------------------------------------------------
                                                         Hines                      Sun Gro        Sun Gro Canada
                                                      Horticulture     Hines         U.S.           (Subsidiary
                                                        (Parent      Nurseries    (Subsidiary           Non-          Sun Gro
                                                       Guarantor)    (Issuer)     Guarantor)        Guarantors)      Sub-total
                                                 --------------------------------------------------------------------------------
          ASSETS
          ------
Current assets:
   Cash                                              $      -        $      -       $     -          $     -         $      -
   Accounts receivable, net                                 -          14,705        19,288            3,203           22,491
   Inventories                                              -         126,272         9,742            8,901           18,643
   Prepaid expenses and other current assets                -           2,460         2,231              513            2,744
   Deferred income taxes                                   24             122         1,018              465            1,483
                                                 ----------------------------------------------------------------------------
                   Total current assets                    24         143,559        32,279           13,082           45,361
                                                 ----------------------------------------------------------------------------

Fixed assets, net                                           -          99,124        12,984           57,209           70,193
Deferred financing expenses, net                            -           3,327             -                -                -
Goodwill, net                                               -          36,906        21,206              710           21,916
Deferred income taxes                                       -          13,606             -                -                -
Investments in subsidiaries                            81,596          12,874         7,648                -            7,648
                                                 ----------------------------------------------------------------------------
                                                     $ 81,620        $309,396       $74,117          $71,001         $145,118
                                                 ============================================================================

   LIABILITIES AND SHAREHOLDERS' EQUITY
   ------------------------------------

Current liabilities:
   Accounts payable                                  $      -        $  9,709       $ 4,751          $ 3,822         $  8,573
   Accrued liabilities                                      -           2,567         4,617            1,434            6,051
   Accrued payroll and benefits                             -           5,854           702              846            1,548
   Accrued interest                                         -           4,828            98                -               98
   Long-term debt, current portion                          -           8,669         1,516            2,545            4,061
   Revolving line of credit                                 -          34,750             -                -                -
   Deferred income taxes                                    -          48,194             -                -                -
   Intercompany accounts                                6,870         (41,587)       17,863           16,854           34,717
                                                 ----------------------------------------------------------------------------
                   Total current liabilities            6,870          72,984        29,547           25,501           55,048
                                                 ----------------------------------------------------------------------------

Long-term debt                                              -         149,775        29,134           16,768           45,902
Deferred income taxes                                       -          11,300           803           16,584           17,387
Shareholders' equity:
   Common stock                                           221          17,971        11,414            4,500           15,914
   Additional paid in capital                         127,938          21,362         5,889            1,777            7,666
   Notes receivable from stock sales                     (173)              -             -                -                -
   Retained earnings (deficit)                        (49,145)         36,004         1,421            5,871            7,292
   Accumulated other comprehensive loss                (4,091)              -        (4,091)               -           (4,091)
                                                 ----------------------------------------------------------------------------
                   Total shareholders' equity          74,750          75,337        14,633           12,148           26,781
                                                 ----------------------------------------------------------------------------

                                                     $ 81,620        $309,396       $74,117          $71,001         $145,118
                                                 ============================================================================

                                                          -------------------------------

                                                          -------------------------------
                                                                           Consolidated
                                                            Eliminations      Total
                                                          -------------------------------
          ASSETS
          ------
Current assets:
   Cash                                                    $        -          $      -
   Accounts receivable, net                                         -            37,196
   Inventories                                                      -           144,915
   Prepaid expenses and other current assets                        -             5,204
   Deferred income taxes                                       (1,629)                -
                                                           ----------------------------
                   Total current assets                        (1,629)          187,315
                                                           ----------------------------

Fixed assets, net                                                   -           169,317
Deferred financing expenses, net                                    -             3,327
Goodwill, net                                                       -            58,822
Deferred income taxes                                         (13,606)                -
Investments in subsidiaries                                  (102,118)                -
                                                           ----------------------------
                                                            ($117,353)         $418,781
                                                           ============================

   LIABILITIES AND SHAREHOLDERS' EQUITY
   ------------------------------------

Current liabilities:
   Accounts payable                                        $        -          $ 18,282
   Accrued liabilities                                              -             8,618
   Accrued payroll and benefits                                     -             7,402
   Accrued interest                                                 -             4,926
   Long-term debt, current portion                                  -            12,730
   Revolving line of credit                                         -            34,750
   Deferred income taxes                                       (1,629)           46,565
   Intercompany accounts                                            -                 -
                                                           ----------------------------
                   Total current liabilities                   (1,629)          133,273
                                                           ----------------------------

Long-term debt                                                      -           195,677
Deferred income taxes                                         (13,606)           15,081
Shareholders' equity:
   Common stock                                               (33,885)              221
   Additional paid in capital                                 (29,028)          127,938
   Notes receivable from stock sales                                -              (173)
   Retained earnings (deficit)                                (43,296)          (49,145)
   Accumulated other comprehensive loss                         4,091            (4,091)
                                                           ----------------------------
                   Total shareholders' equity                (102,118)           74,750
                                                           ----------------------------

                                                            ($117,353)         $418,781
                                                           ============================

Consolidating Statement of Operations
For the nine month period ended September 30, 2000
(Dollars in thousands)

                                           ----------------------------------------------------------------------------------------
                                                         Nursery         Growing Media Segment
                                                         Segment
                                           ----------------------------------------------------------------------------------------
                                              Hines                  Sun Gro    Sun Gro Canada
                                           Horticulture   Hines        U.S.      (Subsidiary
                                             (Parent    Nurseries  (Subsidiary       Non-       Sun Gro                Consolidated
                                            Guarantor)  (Issuer)    Guarantor)   Guarantors)   Sub-total Eliminations     Total
                                           ----------------------------------------------------------------------------------------
Sales, net                                   $      -    $238,992     $79,275       $30,164    $109,439    ($16,931)     $331,500
Cost of goods sold                                  -     121,152      47,048        16,377      63,425     (16,931)      167,646
                                           ---------------------------------------------------------------------------------------
  Gross Profit                                      -     117,840      32,227        13,787      46,014           -       163,854
Operating expenses                                  -      69,893      29,957         8,049      38,006           -       107,899
                                           ---------------------------------------------------------------------------------------
  Operating income                                  -      47,947       2,270         5,738       8,008           -        55,955
                                           ---------------------------------------------------------------------------------------
Other expenses:
  Interest                                        (10)     22,445       2,434         1,235       3,669           -        26,104
  Interest - intercompany                           -      (2,951)      1,937         1,014       2,951           -             -
  Amortization of deferred financing
   expenses, other                            (20,322)     (2,537)          -             -           -      23,858           999
                                           ---------------------------------------------------------------------------------------
                                              (20,332)     16,957       4,371         2,249       6,620      23,858        27,103
                                           ---------------------------------------------------------------------------------------

Income before provision (benefit) for
 income taxes                                  20,332      30,990          72         3,489       1,388     (23,858)       28,852
Income tax provision (benefit)                      4      10,668      (3,464)        1,316      (2,148)          -         8,524
                                           ---------------------------------------------------------------------------------------
Net income                                   $ 20,328    $ 20,322     $ 3,536       $ 2,173    $  3,536    ($23,858)     $ 20,328
                                           =======================================================================================

Guarantor / Non-guarantor Disclosures - (Continued)

Consolidating Statement of Operations
For the three month period ended September 30, 2000
(Dollars in thousands)

                                           -----------------------------------------------------------------------------------------
                                                         Nursery       Growing Media Segment
                                                         Segment
                                           -----------------------------------------------------------------------------------------
                                              Hines                  Sun Gro   Sun Gro Canada
                                           Horticulture   Hines       U.S.      (Subsidiary
                                             (Parent    Nurseries  (Subsidiary      Non-       Sun Gro                Consolidated
                                            Guarantor)  (Issuer)   Guarantor)   Guarantors)   Sub-total  Eliminations    Total
                                           ----------------------------------------------------------------------------------------
Sales, net                                   $      -    $ 39,858     $19,717       $ 7,985    $ 27,702     ($4,162)    $ 63,398
Cost of goods sold                                  -      20,949      10,876         4,322      15,198      (4,162)      31,985
                                           ---------------------------------------------------------------------------------------
  Gross Profit                                      -      18,909       8,841         3,663      12,504           -       31,413
Operating expenses                                  -      19,012       8,771         2,219      10,990           -       30,002
                                           ---------------------------------------------------------------------------------------
  Operating income                                  -        (103)         70         1,444       1,514           -        1,411
                                           ---------------------------------------------------------------------------------------
Other expenses:
  Interest                                          -       7,907         796           475       1,271           -        9,178
  Interest - intercompany                           -      (1,014)        689           325       1,014           -            -
  Amortization of deferred financing
   expenses, other                              5,094         280           -             -           -      (4,998)         376
                                           ---------------------------------------------------------------------------------------
                                                5,094       7,173       1,485           800       2,285      (4,998)       9,554
                                           ---------------------------------------------------------------------------------------

Income (loss) before provision                 (5,094)     (7,276)     (1,415)          644        (771)      4,998       (8,143)
(benefit) for income taxes
Income tax benefit                                  -      (2,182)       (819)          (48)       (867)          -       (3,049)
                                           ---------------------------------------------------------------------------------------
Net income (loss)                              (5,094)     (5,094)       (596)          692          96       4,998       (5,094)
                                           =======================================================================================

Consolidating Statement of Operations
For the nine month period ended September 30, 1999
(Dollars in thousands)

                                           ---------------------------------------------------------------------------------------
                                                         Nursery       Growing Media Segment
                                                         Segment
                                           ---------------------------------------------------------------------------------------
                                              Hines                  Sun Gro   Sun Gro Canada
                                           Horticulture   Hines       U.S.      (Subsidiary
                                             (Parent    Nurseries  (Subsidiary      Non-       Sun Gro                Consolidated
                                            Guarantor)  (Issuer)   Guarantor)   Guarantors)   Sub-total  Eliminations     Total
                                           ---------------------------------------------------------------------------------------
Sales, net                                $     -      $157,743      $61,730   $27,806      $89,536     ($14,417)     $232,862
Cost of goods sold                              -        82,025       32,483    16,275       48,758      (14,417)      116,366
                                          ----------------------------------------------------------------------------------------
  Gross Profit                                  -        75,718       29,247    11,531       40,778            -       116,496
Operating expenses                              -        42,245       23,219     7,794       31,013            -        73,258
                                          ----------------------------------------------------------------------------------------
  Operating income                              -        33,473        6,028     3,737        9,765            -        43,238
                                          ----------------------------------------------------------------------------------------
Other expenses:
  Interest                                    (20)       10,968          678       956        1,634            -        12,582
  Interest - intercompany                       -        (1,088)         928       160        1,088            -             -
  Amortization of deferred financing
   expenses, other                        (18,597)       (3,755)      (1,119)        -       (1,119)      24,033           562
                                          ----------------------------------------------------------------------------------------
                                          (18,617)        6,125          487     1,116        1,603       24,033        13,144
                                          ----------------------------------------------------------------------------------------

Income before provision
 for income taxes                          18,617        27,348        5,541     2,621        8,162      (24,033)       30,094
Income tax provision                            8         8,751        1,224     1,502        2,726            -        11,485
                                          ----------------------------------------------------------------------------------------
Net income (loss)                         $18,609      $ 18,597      $ 4,317   $ 1,119      $ 5,436     ($24,033)     $ 18,609
                                          ========================================================================================


Guarantor / Non-guarantor Disclosures - (Continued)

Consolidating Statement of Operations
For the three month period ended September 30, 1999
(Dollars in thousands)

                                        ----------------------------------------------------------------------------------------
                                                      Nursery       Growing Media Segment
                                                      Segment              Segment
                                        ----------------------------------------------------------------------------------------
                                           Hines                  Sun Gro   Sun Gro Canada
                                        Horticulture   Hines       U.S.      (Subsidiary
                                          (Parent    Nurseries  (Subsidiary      Non-       Sun Gro                 Consolidated
                                         Guarantor)  (Issuer)   Guarantor)   Guarantors)   Sub-total  Eliminations      Total
                                        ----------------------------------------------------------------------------------------
Sales, net                                     -    $ 24,346      $17,250      $ 7,498      $24,748     ($3,585)      $ 45,509
Cost of goods sold                             -      13,833        9,017        4,082       13,099      (3,585)        23,347
                                        ----------------------------------------------------------------------------------------
  Gross Profit                                 -      10,513        8,233        3,416       11,649           -         22,162
Operating expenses                             -      11,376        7,491        2,610       10,101           -         21,477
                                        ----------------------------------------------------------------------------------------
  Operating income                             -        (863)         742          806        1,548           -            685
                                        ----------------------------------------------------------------------------------------
Other expenses:
  Interest                                     -       3,707          393          324          717           -          4,424
  Interest - intercompany                      -        (312)         209          103          312           -              -
                                        ----------------------------------------------------------------------------------------
  Amortization of deferred financing
   expenses, other                         2,433        (134)        (228)           -         (228)     (1,884)           187
                                        ----------------------------------------------------------------------------------------
                                           2,433       3,261          374          427          801      (1,884)         4,611
                                        ----------------------------------------------------------------------------------------
Income (loss) before provision
(benefit) for income taxes                (2,433)     (4,124)         368          379          747       1,884         (3,926)
Income tax provision benefit                   -      (1,691)          47          151          198           -         (1,493)
                                        ----------------------------------------------------------------------------------------
Net income (loss)                        ($2,433)    ($2,433)     $   321      $   228      $   549   $   1,884        ($2,433)
                                        ======================================================================================

Consolidating Statement of Cash Flows
For the nine month period ended September 30, 2000
(Dollars in thousands)

                                         -------------------------------------------------------------------------------------------
                                                     Nursery            Growing Media Segment
                                                     Segment
                                         -------------------------------------------------------------------------------------------
                                             Hines                  Sun Gro     Sun Gro Canada
                                          Horticulture    Hines       U.S.        (Subsidiary
                                            (Parent     Nurseries  (Subsidiary       Non-        Sun Gro                Consolidated
                                           Guarantor)   (Issuer)   Guarantor)     Guarantors)    Sub-total  Eliminations     Total
                                         -------------------------------------------------------------------------------------------
Cash provided by (used in) operating
 activities                                $  10      $  26,250   $($2,407)       $  5,447      $ 3,040       $      _    $  29,300
                                         -------------------------------------------------------------------------------------------
Cash flows from investing
activities:
   Purchase of fixed assets, net               -        (24,824)    (1,702)         (5,056)      (6,758)             -      (31,582)
   Proceeds from sales of fixed assets         -              -          -             436          436              -          436
   Acquisitions, net of cash                   -       (112,034)         -               -            -              -     (112,034)
                                         -------------------------------------------------------------------------------------------
   Net cash used in investing activities       -       (136,858)    (1,702)         (4,620)      (6,322)             -     (143,180)
                                         -------------------------------------------------------------------------------------------
Cash flows from financing activities:
   Borrowings on revolving line of credit      -          1,100          -               -            -              -        1,100
   Intercompany advances (repayments)       (153)        (7,072)     7,225               -        7,225              -            -
   Proceeds from the issuance of
    long-term debt                             -        121,216          -               -            -              -      121,216
   Repayments of long-term debt                -         (4,009)         -          (1,041)      (1,041)             -       (5,050)
   Deferred financing costs                    -         (3,743)         -               -            -              -       (3,743)
   Penalty on early payment of
    subordinated notes                         -              -          -               -            -              -            -
   Dividends received ( paid )                 -          3,116     (3,116)              -       (3,116)             -            -
   Repayments of notes receivables from
    stock sales                              143              -          -               -            -              -          143
                                         -------------------------------------------------------------------------------------------
   Net cash provided by (used in)            (10)       110,608      4,109          (1,041)       3,068              -      113,666
    financing activities
                                         -------------------------------------------------------------------------------------------
   Effect of exchange rate changes on
    cash                                       -              -          -             214          214              -          214

Net increase in cash                           -              -          -               -            -             -             -
Cash, beginning of year                        -              -          -               -            -             -             -
                                         -------------------------------------------------------------------------------------------
Cash, end of period                        $   -      $       -   $      -        $      -      $     -       $     -     $       -
                                         ===========================================================================================

Consolidating Statement of Cash Flows
For the nine month period ended September 30, 1999
(Dollars in thousands)

                                         -------------------------------------------------------------------------------------------
                                                     Nursery            Growing Media Segment
                                                     Segment
                                          ------------------------------------------------------------------------------------------
                                             Hines                  Sun Gro     Sun Gro Canada
                                          Horticulture    Hines       U.S.        (Subsidiary
                                            (Parent     Nurseries  (Subsidiary       Non-        Sun Gro                Consolidated
                                           Guarantor)   (Issuer)   Guarantor)     Guarantors)    Sub-total Eliminations      Total
                                         -------------------------------------------------------------------------------------------
Cash provided by operating activities        $  20     $  24,588   $  8,906     $   3,471       $ 12,377   $      -      $ 36,985
                                         -------------------------------------------------------------------------------------------
Cash flows from investing activities:
   Purchase of fixed assets, net                 -       (11,962)      (927)       (2,436)       (3,363)          -        (15,325)
   Proceeds from sales of fixed assets           -             -          -           250           250           -            250
   Acquisitions, net of cash                     -       (30,796)   (30,150)         (485)      (30,635)          -        (61,431)
                                         -------------------------------------------------------------------------------------------
   Net cash used in investing
   activities                                    -       (42,758)   (31,077)       (2,671)      (33,748)          -        (76,506)
                                         -------------------------------------------------------------------------------------------
Cash flows from financing activities:
   Repayments on revolving line of
    credit                                       -       (20,950)         -             -             -           -        (20,950)
   Intercompany advances (repayments)         (124)        6,552     (6,428)            -        (6,428)          -              -
   Proceeds from the issuance of
    long-term debt                               -        30,500     30,157           304        30,461           -         60,961
   Repayments of long-term debt                  -            (5)         -             -             -           -             (5)
   Dividends received ( paid )                   -         1,558     (1,558)            -        (1,558)          -              -
   Repayments of notes receivables
    from stock sales                           104             -          -             -             -           -            104
                                         -------------------------------------------------------------------------------------------
   Net cash provided by (used in)
    financing activities                       (20)           55     22,171           304        22,475           -         40,110
                                         -------------------------------------------------------------------------------------------
   Effect of exchange rate changes on
    cash                                         -             -          -        (1,104)       (1,104)          -         (1,104)
                                         -------------------------------------------------------------------------------------------
Net decrease in cash                         $   -         ($515)  $      -     $       -       $     -    $      -           (515)
Cash, beginning of year                          -           515          -             -             -           -            515
                                         -------------------------------------------------------------------------------------------
Cash, end of period                          $   -     $       -   $      -     $       -       $     -    $      -      $       -
                                         -------------------------------------------------------------------------------------------

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

          The Company's estimated or anticipated future results, products and service performance or other non-historical facts are forward-looking and reflect Hines' current perspective of existing trends and information. These statements involve risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, among others, the continued ability of Hines to access water, the impact of growing conditions, risks associated with customer concentration, future acquisitions and the ability to integrate such acquisitions in a timely and cost effective manner, the ability to manage growth, the impact of competition, the ability to obtain future financing or to satisfy payment obligations under existing financing, limitations of Hines' substantial leverage and debt restrictions, government regulations and other risks and uncertainties described from time to time in Hines' Securities and Exchange Commission filings.

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

          On March 3, 2000, the Company entered into an agreement to acquire (i) substantially all of the assets and assume certain liabilities of Lovell Farms, Inc., and Botanical Farms, Inc.; (ii) the capital stock of Enviro-Safe Laboratories, Inc.; and (iii) the partnership interest of Lovell Properties (collectively referred to as

     "Lovell"). Lovell is a supplier of bedding and holiday plants to independent garden centers, home centers, mass merchandisers and other professional customers in the southeastern United States. The total acquisition price was approximately $92.0 million, which resulted in goodwill of approximately $72.2 million. In addition, under the terms of the purchase agreement, the Company may be required to make additional payments of up to $12.5 million, contingent upon Lovell's achieving certain operating results during 2000 and 2001.

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

          These acquisitions have and will continue to affect the period-to-period comparability of the operating results discussed below. The Company has historically pursued strategic acquisitions from time to time that increase its production capacity, broaden or complement its existing product lines, expand its geographic presence or offer operating synergies. While the Company continues to believe that the highly fragmented nature of the nursery industry presents it with a number of opportunities to make such acquisitions, management's current priority is to increase its operating cash flows and financial flexibility. Accordingly, the Company does not have current agreements to consummate further acquisitions.

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

          In recent years, the Company's Canadian operations have become more self-sufficient and less dependent upon its U.S.-based parent. This trend has continued into 2000 to the extent that management considers its investment in Sun Gro-Canada to be essentially permanent in duration. Through March 31, 2000, a total of $3.0 million in deferred taxes had been provided against pretax income on translation gains and losses arising from the remeasurement of the financial statements of Sun Gro-Canada into U.S. dollars. To the extent that the Company's investment in Sun Gro-Canada is permanent in duration, deferred taxes need not be provided on translation gains and losses. Accordingly, a deferred tax benefit of $3.0 million reflecting deferred taxes which had previously been provided against pretax income on translation gains and losses arising from the remeasurement of the financial statements of Sun Gro-Canada into U.S. dollars was recorded during the quarter ended June 30, 2000. In addition, at December 31, 1999, Sun Gro-Canada had capital loss carryforwards of approximately Cdn. $2,121,000 (U.S. $1,447,000). A full valuation allowance of approximately $571,000 had been recorded against the deferred tax asset associated with these capital loss carryforwards. An analysis conducted during the year determined that the valuation allowance should be released, as the loss carryforwards are more likely than not to be realized in the future. The combined impact of these two tax-related items was a reduction of $3.6 million in the Company's deferred tax liability, which was recorded during the quarter ended June 30, 2000.

     Results of Operations

     Three Months Ended September 30, 2000 compared to Three Months Ended September 30, 1999

          Net sales. Net sales of $63.4 million for the three months ended September 30, 2000 increased $17.9 million, or 39.3%, from net sales of $45.5 million for the comparable period in 1999. Sales from the Company's green goods operations increased 63.7% during the third quarter, due to the performance of the Company's recently acquired color businesses, and significant internal growth from its nursery businesses.

          Both the Color and Nursery divisions continued to successfully leverage the expansion of the Company's store service programs, particularly in its Southern regions. In particular, sales to "big box" retailers continue to be driven in large part by the growth and enhancement of the Company's store service programs nationwide.

          Net sales of the Company's growing media segment increased by 11.2% from the comparable period in 1999. Sales of professional peat and mix led the growing media segment due in large part to recently completed acquisitions and the growing popularity of the Company's professional mixes.

          Gross profit. Gross profit of $31.4 million for the three months ended September 30, 2000 increased $9.2 million, or 41.7%, from gross profit of $22.2 million for the comparable period in 1999 as a result of higher sales levels in both the green goods and growing media segments.

          As a percent of net sales, gross margin increased from 48.7% to 49.5% from the comparable period in 1999 primarily due to increased production efficiencies in the Company's green goods segment.

          Operating expenses. Operating expenses of $30.0 million for the three months ended September 30, 2000 increased $8.5 million, or 39.7%, from $21.5 million for the comparable period in 1999. The increase was primarily attributable to a dramatic increase in distribution costs caused by significant increases in fuel and freight costs.

          Operating income. Operating income of $1.4 million for the three months ended September 30, 2000 increased $0.7 million, or 106.0%, from $0.7 million for the comparable period in 1999. As a percentage of net sales, operating income increased to 2.2% from 1.5% for the comparable period in 1999, due primarily to increased gross profit as described above.

          Interest expense. Interest expense of $9.2 million for the three months ended September 30, 2000 increased $4.8 million, or 107.5%, from $4.4 million for the comparable period in 1999. This higher interest expense is attributable to a significant increase in debt relating to the Company's five acquisitions during the past year, and an escalation in current interest rate levels.

          Provision for income taxes. The effective income tax rate was 37.4% and 38.0% for the three months ended September 30, 2000 and 1999, respectively.

          Net loss. Net loss of $5.1 million for the three months ended September 30, 2000 increased $2.7 million, or 109.4%, from the net loss of $2.4 million for the comparable period in 1999. The increase was primarily attributable to increased interest expense as described above.

     Nine Months Ended September 30, 2000 compared to Nine Months Ended September 30, 1999

          Net sales. Net sales of $331.5 million for the nine months ended September 30, 2000 increased $98.6 million, or 42.4%, from net sales of $232.9 million for the comparable period in 1999.

          Sales from the Company's green goods operations increased 51.5% from the comparable period in 1999, due to the performance of the Company's recently acquired color businesses, and significant internal growth from its nursery businesses.

          Net sales of the Company's growing media segment increased by 23.2% from the comparable period in 1999. This increase in net sales was attributable to recently completed acquisitions and the growing popularity of the Company's professional peat and mix products.

          Gross profit. Gross profit of $163.9 million for the nine months ended September 30, 2000 increased $47.4 million, or 40.7%, from gross profit of $116.5 million for the comparable period in 1999. The increase was primarily attributable to higher sales at both the Company's green goods and growing media segments. As a percent of sales, gross margins decreased from 50.0% to 49.4% of net sales from the comparable period in 1999, primarily due to the impact of the recent growing media acquisitions having lower gross margins than the existing base business and the costs associated with the start up of the Company's co-packing operations.

          Operating expenses. Operating expenses of $107.9 million for the nine months ended September 30, 2000 increased $34.6 million, or 47.3%, from $73.3 million for the comparable period in 1999. The increase was primarily attributable to the acquisitions and the significant investment in sales and management infrastructure required to support the Company's current and future growth. Operating expenses as a percentage of net sales increased from 31.5% to 32.6% in the first nine months of 2000, primarily due to a dramatic increase in distribution costs caused by significant increases in fuel and freight expenses. Also impacting operating expenses was the Company's decision to reduce the carrying value on the Company's investment in NeoInformatics, Inc., a developer and manager of industry-specific Internet databases, resulting in a net charge of $1.0 million in the quarter ended June 30, 2000.

          Operating income. Operating income of $56.0 million for the nine months ended September 30, 2000 increased $12.8 million, or 29.4%, from $43.2 million for the comparable period in 1999 primarily as a result of sales and related gross profit increases, offset by increases in operating expenses. As a percentage of net sales, operating income was reduced to 16.9% from 18.6% due primarily to an increase in operating expenses, as described above.

          Interest expense. Interest expense of $26.1 million for the nine months ended September 30, 2000 increased $13.5 million, or 107.5%, from $12.6 million for the comparable period in 1999. This higher interest expense is attributable to a significant increase in debt relating to the Company's five acquisitions during the past year, and an escalation in current interest rate levels.

        Provision for income taxes. The Company's effective income tax rate was 29.5% and 38.2% for the nine months ended September 30, 2000 and 1999, respectively. The decrease in the effective income tax rate reflects the deferred tax benefit described above.

        Net income. Net income of $20.3 million for the nine months ended September 30, 2000 increased $1.7 million, or 9.2%, from $18.6 million for the comparable period in 1999. The increase was primarily attributable to increased sales and the reduction of a previously recorded deferred tax liability, offset by higher operating and interest expenses.

     Liquidity and Capital Resources
     -------------------------------

        The Company has historically satisfied its working capital requirements through operating cash flow. Due to the highly seasonal nature of its nursery operations, the Company historically borrows under its revolving credit facilities to fund peak needs.

        In 1998, the Company entered into a senior credit facility (the "Senior Credit Facility") which provided for a $50.0 million term loan and a $200.0 million revolving credit facility, comprised of a $100.0 million working capital facility and a $100.0 million acquisition facility. The Senior Credit Facility has a five-year term. The revolving credit facility and all other obligations under the Senior Credit Facility are secured by substantially all of the assets and common stock of Hines Nurseries and Sun Gro-U.S., as well as a pledge of 65% of the common stock of Sun Gro-Canada. The principal repayment schedule for the term loan and acquisition facility is $11.9 million in 2000, $23.6 million in 2001, $63.1 million in 2002 and $48.2 million in 2003.

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

        As of September 30, 2000, $78.0 million in aggregate principal amount remains outstanding of the Company's 11 3/4% Senior Subordinated Notes due 2005, Series B. The indenture pursuant to which the Senior Subordinated Notes were issued imposes a number of restrictions on Hines Nurseries and Sun Gro-U.S. The indenture limits, among other things, their ability to incur additional indebtedness, to make certain restricted payments (including dividends to Hines), to make certain asset dispositions, to incur certain liens and to enter into certain significant transactions. In addition, breach of a material term of the indenture or any other material indebtedness that results in the acceleration of such indebtedness would trigger an event of default under the Senior Credit Facility, causing all amounts owing thereunder to become immediately due and payable. The Senior Credit Facility imposes a number of similar and certain additional restrictions (including financial covenants) on Hines Nurseries and its subsidiaries.

        As a result of higher working capital requirements, higher borrowing levels due to the Company's recent acquisitions and this year's escalation in interest rates, the Company was unable to comply with two covenants under its Amended Senior Credit Facility. The Company requested and received two temporary waivers from its senior lenders through and including November 30, 2000. The first waiver related to the Company's leverage ratio, which for the twelve-month period ended September 30, 2000 was 4.83, in violation of the requirement that it not exceed 4.75. The second waiver related to a clean down requirement, which requires that borrowings under the working capital revolver not exceed $20 million for a period of 60 consecutive days, annually. Earlier this year, the Company's borrowings reached a low point of $32.75 million.

        The Company and its senior lenders have reached an agreement in principle to amend the Company's Amended Senior Credit Facility. Under the terms of the proposed amendment, the Company would receive permanent waivers of the covenant noncompliance addressed by the temporary waivers. The amendment also would (i) provide the Company with additional revolving loan commitments in the amount of $30 million guaranteed by its majority shareholder, Madison Dearborn Capital Partners, L.P ("MDCP"), which could only be borrowed and could only be outstanding between March 15 and June 15 of 2001 and 2002, (ii) increase the interest rate on all loans by 1/4% to 1/2%, (iii) reset the financial covenants that establish minimum interest coverage ratios and net worth levels, and maximum leverage ratios and capital expenditure amounts, (iv) add a minimum EBITDA covenant, (v) amend the clean down requirement for working capital revolving loans and (vi) provide for additional restrictions on the Company's ability to make acquisitions and reinvest proceeds from asset sales. In consideration for its guarantee on the additional revolving loan commitments, MDCP would receive a fee of $600,000 and warrants to initially purchase 440,000 shares of the common stock of Hines. These warrants will be exercisable at any time prior to December 31, 2005 at an exercise price equal to the opening price of Hines' common stock on the effective date of the amendment. All other significant terms and conditions of the Amended Senior Credit Facility would remain unchanged.

        In addition, Hines Nurseries is soliciting the approval of its noteholders to amend the Indenture governing its Series B 11 3/4% Senior Subordinated Notes due 2005 and the Notes for the purpose of amending the definition of "Permitted Indebtedness" within the Indenture to include (i) all indebtedness that may be incurred under the Amended Senior Credit Facility in an aggregate principal amount to not exceed $365 million (less the amount of all mandatory principal repayments and required permanent reductions made thereunder) plus (ii) up to an additional $35 million in indebtedness under the additional revolving loan commitments, provided that such borrowings may only be borrowed and may only be outstanding between March 15 and June 15 of 2001 and 2002. In consideration for the amendment, Hines Nurseries would agree to (i) pay a fee of $35 per $1,000 of the principal amount of Notes, (ii) increase the interest rate thereon from 11 3/4% to 12 3/4% per annum, (iii) increase the optional redemption price to 106.00% of the principal amount thereof, (iv) increase the purchase price upon a change of control from 101.00% to 105.00% of the principal amount thereof and add to the events that constitute a change of control, and (v) pay a premium at maturity equal to 5.00% of the principal amount to be repaid.

        The Company expects to enter into the amendment to the Amended Senior Credit Facility and the amendments to the Indenture and the Notes in the very near future on substantially the terms described above, although there can be no assurances that it will be able to do so.

        Net cash provided by operating activities for the nine months ended September 30, 2000, of $29.3 million decreased $7.7 million, from $37.0 million for the comparable period in 1999. This decrease is attributable to the higher accounts receivable balance related to the increase in sales in the nine months ended September 30, 2000. The seasonal nature of the Company's operations results in significant increases in certain components of working capital (primarily accounts receivable and inventory) during the growing and selling cycles.

        Net cash used in investing activities during the nine months ended September 30, 2000 increased $66.7 million to $143.2 million from $76.5 million for the comparable period in 1999. The increase was primarily due to the Company's acquisitions of Willow Creek and Lovell, the development of additional nursery acreage and the purchase of nursery-related structures, certain vehicles and machinery and equipment.

        Net cash provided by financing activities during the nine months ended September 30, 2000 increased $73.6 million to $113.7 million from $40.1 million for the comparable period in 1999. The increase was primarily associated with increased borrowings under the Amended Senior Credit Facility related to the acquisitions described above.

        The Company typically draws under its revolving credit facilities in the first and fourth quarters to fund its seasonal inventory buildup of green goods products and seasonal operating expenses. Approximately 75% of the sales of Hines Nurseries occur in the first half of the year, generally allowing the Company to reduce borrowings under its revolving credit facilities in the second and third quarters. Working capital requirements for the Company's growing media operations are less seasonal in nature, with slight inventory buildups generally occurring in the third and fourth quarters. On November 9, 2000, the Company had unused borrowing capacity of $1.4 million and $60.5 million under its acquisition facility and working capital revolver, respectively, within the Amended Senior Credit Facility.

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

        The Company's capital expenditures were approximately $31.6 million for the nine months ended September 30, 2000. The capital expenditures for Hines Nurseries ($24.8 million) related primarily to the development of additional nursery acreage, and the purchase of nursery-related structures, vehicles, machinery and equipment and the implementation of an ERP, which will standardize systems and processes throughout the Company. The capital expenditures for Sun Gro ($6.8 million) related primarily to peat bog development and the purchase of peat bog harvesting and processing equipment. The Company's capital expenditures for 2000 are expected to be approximately $38.0 million.

        Principal repayments due under the Company's various borrowings agreements total $26.4 million in 2001, $64.2 million in 2002, $49.3 million in 2003 and $175.1 million thereafter. Management believes that cash generated by operations and borrowings available under the Amended Senior Credit Facility will be sufficient to meet the Company's anticipated working capital, capital expenditures and debt service requirements through 2002. Management is currently considering various alternatives to facilitate the refinancing or repayments of amounts due under the Amended Senior Credit Facility in 2002. Management believes at this time that the Company will be able to successfully refinance or repay amounts due under the Amended Senior Credit Facility in accordance with its terms; however, there is no assurance that the Company will be able to do so.

     Recent Accounting Pronouncements
     --------------------------------

          In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," which deferred the effective date until the first fiscal quarter of the first fiscal year beginning after June 15, 2000. The adoption of SFAS No. 133 is not expected to have a material impact on the financial position or results of operations of the Company.


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

        The interest rate swap agreement matures in February 2005. The market risk of this interest rate swap agreement is not considered to be material as of September 30, 2000. Further, the Company has not experienced any other material changes to its market risk exposures since December 31, 1999.

Item 6. Exhibits and Reports on Form 8-K.

        (a)  Exhibits
             27.1 Financial Data Schedule

        (b)  Reports on Form 8-K
             None

                                   SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    HINES HORTICULTURE, INC.
                                    (Registrant)



                                    By:  /s/ Claudia M. Pieropan
                                         ----------------------------
                                         Claudia M. Pieropan
                                         Chief Financial Officer
                                         (Principal financial officer
                                         and duly authorized officer)


Date: November 20, 2000