Form 10-K
period 2000-12-31
HINES HORTICULTURE INC
filed 2001-03-30
CIK 1003515

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                            ----------------------
                                   FORM 10-K
(Mark One)
    [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 2000

    [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from____________to____________

                       Commission File Number:   0-24439
                             -----------------------
                           HINES HORTICULTURE, INC.
            (Exact name of registrant as specified in its charter)
                             -----------------------

               Delaware                               33-0803204
      (State or other jurisdiction of             (I.R.S. Employer
      incorporation or organization)            Identification Number)

                 12621 Jeffrey Road, Irvine, California 92620
         (Address of principal executive offices)     (Zip Code)

                                (949) 559-4444
                       http://www.HinesHorticulture.com
                             -----------------------

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.01 per share

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]


     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [_] No [X]

     As of March 16, 2001, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $28.8 million.

     As of March 16, 2001 there were 22,072,549 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Certain portions of Hines Horticulture, Inc.'s Proxy Statement to be mailed to stockholders on or about April 27, 2001 for the Annual Meeting of Stockholders to be held on May 31, 2001 are incorporated in Part III hereof by reference.

                           HINES HORTICULTURE, INC.
                               TABLE OF CONTENTS

                                                                          Page
                                                                           No.

                                    PART I

ITEM 1.    BUSINESS.......................................................  1
ITEM 2.    PROPERTIES.....................................................  8
ITEM 3.    LEGAL PROCEEDINGS.............................................. 10
ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............ 10

                                    PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS....................................................... 11
ITEM 6.    SELECTED YEARLY FINANCIAL DATA................................. 12
ITEM 6A.   SELECTED QUARTERLY FINANCIAL DATA.............................. 14
ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS......................................... 15
ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..... 20
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................... 20
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE...................................... 20

                                   PART III
                                   --------

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT............  21
ITEM 11.   EXECUTIVE COMPENSATION........................................  21
ITEM 12    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT...................................................  21
ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................  21

                                    PART IV
                                    -------

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
           FORM 8-K....................................................... 21

                           HINES HORTICULTURE, INC.

CAUTIONARY STATEMENT FOR PURPOSES OF THE SAFE HARBOR PROVISIONS OF THE PRIVATE
                   SECURITIES LITIGATION REFORM ACT OF 1995

   This report contains forward-looking statements. Hines Horticulture, Inc. desires to take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing itself of the protections of the safe harbor with respect to all forward-looking statements. Several important factors, in addition to the specific factors discussed in connection with such forward-looking statements individually, could affect the future results of Hines Horticulture, Inc. and could cause those results to differ materially from those expressed in the forward-looking statements contained herein.

   Hines Horticulture, Inc. estimated or anticipated future results, products and service performance or other non-historical facts are forward-looking and reflect the management's current perspective of existing trends and information. These statements involve risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, among others, the continued ability of Hines Horticulture, Inc. to access water, the impact of growing conditions, risks associated with customer concentration, future acquisitions and the ability to integrate such acquisitions in a timely and cost effective manner, the ability to manage growth, the impact of competition, the ability to obtain future financing or to satisfy payment obligations under existing financing, limitations of Hines Horticulture, Inc.'s substantial leverage and debt restrictions, government regulations and other risks and uncertainties described from time to time in Hines Horticulture, Inc.'s Securities and Exchange Commission filings.

  Therefore, Hines Horticulture, Inc. wishes to caution each reader of this report to consider carefully these factors as well as the specific factors discussed with each forward-looking statement in this report and disclosed in its filings with the Securities and Exchange Commission as such factors, in some cases, have affected, and in the future (together with other factors) could affect, the ability of the Hines Horticulture, Inc. to implement its business strategy and may cause actual results to differ materially from those contemplated by the statements expressed herein.

Item 1.  BUSINESS

Introduction

  Hines Horticulture, Inc. ("Hines" or the "Company"), a Delaware corporation, produces and distributes horticultural products through three operating divisions: (i) its Nursery division, (ii) its Color division and (iii) its Growing Media division. The Nursery division and Color division make up the green goods business. The green goods business is conducted through Hines Nurseries, Inc. ("Hines Nurseries"), a wholly owned subsidiary of Hines, and the business of the Growing Media division is conducted through Sun Gro Horticulture, Inc. ("Sun Gro-U.S."), a wholly owned subsidiary of Hines Nurseries, Sun Gro-U.S.'s wholly owned subsidiary, Sun Gro Horticulture Canada Ltd. ("Sun Gro-Canada"), and Sun Gro Canada's direct and indirect Canadian subsidiaries. Unless otherwise specified, references to "Hines" or the "Company" refer to Hines Horticulture, Inc. and its subsidiaries.

  Hines Nurseries is a leading national supplier of ornamental shrubs, color plants and container-grown plants with commercial nursery facilities located in Arizona, California, Florida, Georgia, New York, Oregon, Pennsylvania, South Carolina and Texas. Hines Nurseries markets its products to retail and commercial customers throughout the United States.

  Sun Gro produces and markets sphagnum peat moss and peat and bark-based growing media horticulture products for both professional and retail customers. Sun Gro markets its products in North America and various international markets with 14 production facilities located in Canada and the United States.

  Hines Nurseries produces approximately 4,100 varieties of ornamental shrubs and color plants through its 14 nursery facilities located in Arizona, California, Florida, Georgia, New York, Oregon, Pennsylvania, South Carolina and Texas. Hines Nurseries sells to more than 1,700 retail and commercial customers, representing more than 14,700 outlets throughout the United States and Canada. Sun Gro produces high quality, sphagnum peat moss and professional peat and bark-based growing media. Sphagnum peat moss is a natural, organic material that is generally considered the highest quality growing medium available due to its excellent water and nutrient retention and aeration characteristics. Sun Gro controls approximately 48,300 acres of peat bogs throughout Canada and produces peat moss, peat-based mixes and bark-based mixes in 14 facilities strategically located across Canada and the United States.

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

Recent Acquisitions

  Hines has completed a number of recent acquisitions to expand and diversify its operations, which complement the Company's existing operations and enhance its product offerings.

  The following table sets forth information with respect to these acquisitions:

                  Acquired
Date              Company           Purchase Price     Location                   Principal Products
----------------- ----------------  --------------    ---------------------     ----------------------------
March 2000        Lovell Farms      $99.5 million      Florida and Georgia         Color bedding plants

January 2000      Willow Creek      $19.6 million      Arizona                     Color bedding plants

September 1999    Atlantic          $30.1 million      New York and Pennsylvania   Flowering potted plants and
                                                                                   color bedding plants

August 1999       Pro Gro           $17.1 million      North and South Carolina   Bark-based growing media

August 1999       Strong Lite       $13.4 million      Illinois, Arkansas         Bark-based growing media

April 1998        Lakeland          $22.4 million      Canada, Oregon and Utah    Sphagnum peat moss and
                                                                                  peat-based growing media

December 1997     Bryfogle's        $19.0 million      Pennsylvania               Color bedding plants

October 1997      Pacific Color     $1.7 million       California                 Color bedding plants

November 1996     Flynn             $11.7 million      California                 Ornamental plants and
                                                                                  flowering color plants

August 1996       Iverson           $10.3 million      South Carolina             Perennial flowers and plants

January 1995      OGP               $17.6 million      Oregon                     Ornamental, cold-tolerant
                                                                                  plants and flowering color
                                                                                  plants

June 1993         Sun Gro           $48.9 million      Canada, Michigan, Texas    Sphagnum peat moss and
                                                       and Washington             peat-based growing media

Acquisitions During the Year Ended December 31, 2000

  On January 14, 2000, the Company completed its acquisition of certain assets (primarily land and buildings) and all of the outstanding capital stock of Willow Creek Greenhouses, Inc. ("Willow Creek"), a producer of quality annual bedding plants and holiday plants. The total acquisition price was approximately $18.8 million, which resulted in goodwill of approximately $9.7 million. In accordance with the terms of the purchase agreement, and as a result of Willow Creek achieving certain operating results relating to the year ended December 31, 2000, the Company will be making an additional purchase price payment of $0.8 million in fiscal 2001. At December 31, 2000, the Company recorded this amount as goodwill. In addition, contingent upon Willow Creek achieving certain operating results for the year ended December 31, 2001, the Company may be required to make additional purchase price payments of up to $0.7 million in fiscal 2002.

  On March 3, 2000, the Company completed its acquisition of (i) substantially all of the assets and certain liabilities of Lovell Farms, Inc. and Botanical Farms, Inc.; (ii) the capital stock of Enviro-Safe Laboratories, Inc. and (iii) the partnership interest of Lovell Properties (collectively referred to as "Lovell"). Lovell is a producer of quality annual bedding and holiday plants. The total acquisition price was approximately $92.0 million, which resulted in goodwill of approximately $72.2 million. In accordance with the terms of the purchase agreement, and as a result of Lovell achieving certain operating results relating to the year ended December 31, 2000, the Company will be making an additional purchase price payment of $7.5 million in fiscal 2001. At December 31, 2000, the Company recorded this amount as goodwill. In addition, contingent upon Lovell achieving certain operating results for the year ended December 31, 2001, the Company may be required to make additional purchase price payments of up to $5.0 million in fiscal 2002.

Acquisitions During the Year Ended December 31, 1999

  On August 2, 1999, the Company completed its acquisition of the outstanding capital stock of Strong Lite, Inc. ("Strong Lite"), a producer and marketer of bark-based growing media. The total acquisition price was approximately $13.4 million, which resulted in goodwill of approximately $6.9 million.

  On August 23, 1999, the Company acquired certain assets (primarily inventory and fixed assets) relating to the bark-based growing media business of Pro-Gro Products, Inc. and related companies ("Pro Gro"). The total acquisition price was approximately $17.1 million, which resulted in goodwill of approximately $13.0 million.

  On September 9, 1999, the Company completed its acquisition of the outstanding capital stock of Atlantic Greenhouses, Inc. ("Atlantic"), a specialized producer of florist quality, flowering potted plants and annual bedding plants. The total acquisition price was approximately $30.1 million, which resulted in goodwill of approximately $1.5 million.

Business Overview

  Hines Nurseries is one of the largest commercial nursery operations in North America, producing one of the broadest assortments of container-grown plants in the industry. Hines Nurseries sells its nursery products primarily to the retail segment which includes the premium independent garden centers, as well as the leading home centers and mass merchandisers, such as Home Depot, Lowe's, Wal-Mart, Kmart and Target. Sun Gro is the largest North American producer and marketer of sphagnum peat moss and professional peat-based growing mixes, which it primarily sells to professional customers, including greenhouse growers, nursery growers and golf course developers. As a result of both internal expansion and acquisitions, the Company has grown sales from approximately $50.0 million in 1992 to $423.3 million in 2000, representing a compound annual growth rate of approximately 31%.

Key Growth Strategies

  Working Capital. The Company plans to continue to implement the Business Management Plan initiated in the last quarter of 2000. The main objective of the plan is to focus specifically on maximizing cash flow and increasing liquidity. The four-pronged program targets accounts receivable, accounts payable, inventory and capital expenditures. Due to the increase in recent finance costs, the Company has implemented a strict plan to monitor the debt revolver and the overall debt of the Company. The Company has also tied a portion of the upper management bonus program to these liquidity factors.

  Expand Production. The Company plans to continue expanding its nursery acreage and greenhouse facilities in 2001 in order to increase production of key product lines in both the color bedding plant categories and the ornamental categories. The Company plans to continue to introduce new plant varieties to it commercial customers. By expanding production at existing facilities, the Company seeks not only to increase sales volume, but also to leverage its established operating processes and management, thereby reducing unit costs.

  Increase Customer Penetration and Expand Customer Base. With its strategically located nurseries and its emphasis on customer service, the Company has established a national customer base and distribution system for a wide variety of ornamental plants. The Company is pursuing opportunities to increase its volume with existing customers by (i) selling to newly opened outlets of successful "big box" retailers and premium independent garden centers and (ii) increasing same-store sales by capitalizing on its customers' continued expansion of lawn and garden floor space with a broader variety of merchandise, particularly in the color plant category. The Company also intends to pursue new relationships with other high volume retailers and premium garden centers. With regard to growing media, management believes that the demand for value-added, peat-based mixes by professional growers is increasing and that there is a trend among professional growers to outsource the mixing of these products. Sun Gro intends to further penetrate the professional market by expanding its offerings of customized value-added mixes and technical expertise in order to capitalize on this trend.

  Acquisitions. Although the Company does not anticipate any acquisitions during the next 12 months, its long-term goal continues to be to pursue strategic acquisitions that play an important role in expanding its geographic presence and product offerings in both the nursery and growing media segments. For example, since optimizing production and distribution of color plants such as holiday crops, annual bedding plants and perennials requires regional growing capacity, the Company believes that additional acquisitions of regional color plant growers will expand its nursery network. In the meantime, the Company will continue to apply its proprietary operating processes to recently acquired businesses to facilitate integration and improve operating performance.

Hines' Nursery Business

  Hines Nurseries produces and markets approximately 4,100 varieties of ornamental, container-grown plants grown primarily for outdoor use, most of which are sold under its Hines Nurseries(TM) and Iverson(TM) trade names.

Most of Hines Nurseries' revenues fall into the following variety categories for the years ended December 31:

Product Category                          Representative Products                      2000     1999     1998
-------------------------------------------------------------------------------------------------------------

Evergreens
                 Broadleafs               Azalea, boxwood, camellia, euonymous, holly    19%      28%      26%

                 Conifers                 Pines, spruce, junipers                         7%       9%      12%

Deciduous Plants                          Barberry, dogwood, forsythia, spirea            6%       7%       9%

Flowering Color Plants

                 Perennials               Daylilies, clematis, ornamental grasses         14%      25%      22%

                 Annual bedding plants    Marigolds, petunias                             40%      15%      14%

                 Tropical flowering       Bougainvillea, hibiscus                          4%       4%       4%
                 plants

                 Holiday plants           Easter lilly, poinsettia                         3%       3%       3%

Specialty / topiary plants                Trellises, bonsai's                              6%       7%       9%

Other                                     Ferns, trees                                     1%       2%       1%
                                                                                         ------------------------

                                                                                         100%     100%     100%
                                                                                         ========================

  Since 1993, Hines Nurseries has added numerous plant varieties to its product line. During the past year, Hines Nurseries has aggressively expanded its offering of flowering color plants. Hines Nurseries has also successfully developed patio-ready type products, which it markets under the names of Patio Tropics(TM) and Festival Pots(TM). These products generally command premium prices and improved profit margins compared with other plants offered by the Company.

  The Company sells its nursery products primarily to the retail segment which includes premium independent garden centers, as well as the leading home centers and mass merchandisers, such as Home Depot, Lowe's, Wal-Mart, Kmart and Target. The following table sets forth the estimated percentage of Hines Nurseries' net sales by customer type for the period indicated:

                                                     Years Ended December 31,
            Customer Type                                2000   1999   1998

Home centers.............................                 44%    41%    37%
Mass merchandisers.......................                 33     25     26
Independent garden centers...............                 12     17     16
Garden center chains.....................                  6      8     11
Re-wholesalers...........................                  4      7      8
Landscapers and others...................                  1      2      2

      Total..............................                100%   100%   100%

  The Company believes sales to home centers and mass merchandisers have increased significantly during the past several years as a result of the rapid growth of this channel of distribution. Management believes the Company enjoys competitive advantages in selling into this channel due to its ability to provide a broad assortment of consistently high quality products in large volumes, its nationwide distribution and its value-added services such as custom labeling, bar-coding, full electronic data interchange and technical support. Management expects to participate in the overall growth of this channel to a greater extent than its competitors that do not offer such services. Hines Nurseries' top ten customers accounted for approximately 66%, 64% and 59% of Hines Nurseries' net sales in 2000, 1999 and 1998, respectively. Hines Nurseries' largest customer, Home Depot, accounted for approximately 39%, 29% and 20% of its net sales in 2000, 1999 and 1998, respectively, and approximately 29%, 20% and 14% of the Company's consolidated net sales in 2000, 1999 and 1998, respectively.

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

  Sales and Marketing. During 2000, most of Hines Nurseries' facilities had separate sales forces, which included a sales manager, in-house customer service representatives, direct sales consultants and various support personnel. As of December 31, 2000, Hines Nurseries employed approximately 203 direct sales consultants, key account managers, market area managers and merchandisers. National accounts are serviced through "National Account Task Teams" comprised of a senior management member and direct sales personnel from each nursery supplying the account. Hines Nurseries also markets its products through trade shows, print advertising in trade journals, direct mail promotion and catalogues.

  Competition. Competition in the nursery products segment of the lawn and garden industry is based principally on the breadth of product offering, consistent product quality and availability, customer service and price. The nursery products segment is highly fragmented. According to the 1997 Census of Agriculture released by the USDA's National Agricultural Statistics Service, the nursery business is comprised of approximately 30,000 primarily small and regionally based growers, with the top 100 growers accounting for approximately 22% of the industry volume. Management believes Hines Nurseries is one of only two growers able to serve every major regional market in North America; the Company's only national competitor being Monrovia Nursery Company. In each of its markets, Hines competes with regional growers such as Color Spot in the West, Clinton Nurseries in the Northeast, Zelenka Nurseries in the Midwest, Wight Nurseries in the South and many other smaller regional and local growers. Hines Nurseries' key competitive advantages are its ability to provide consistent, high quality products in large volumes, its nationwide distribution and its value-added services.

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

  Capitalizing on its extensive peat reserves and manufacturing, Sun Gro has become one of the leading North American suppliers of value-added, peat-based growing media mixes used for specific professional applications such as seed germination, cutting propagation and greenhouse crop production. With the completion of the Strong Lite and Pro Gro acquisitions in 1999, Sun Gro has expanded its leadership position by providing high quality bark-based growing mixes to the professional market, as well as expanding its leading North American presence by adding to its geographical reach and product lines. Sun Gro's retail potting mixes use a similar blend of ingredients as its professional growing mixes, but are specifically targeted to home gardeners. By highlighting formulations for specific plant varieties, Sun Gro has expanded it product offering to the retail customers.

  Sun Gro's growing media products are sold directly to its customers and by distributors throughout the United States and Canada. Sun Gro also markets its product internationally through distributors who sell to Mexico and Japan and, to a lesser extent, other countries in Asia and South America. Peat moss is sold to both the professional and retail markets, while growing mixes are sold exclusively to the professional market as potting mixes are to the retail market. Sun Gro's professional customers consist of greenhouse growers, nursery growers and golf course developers. Sun Gro's serves retail customers primarily through co-packing partnerships.

  The following table sets forth the estimated percentage of Sun Gro's net sales by customer type for the periods indicated:

                                                Years Ended December 31,
            Customer Type                          2000   1999   1998

Professional:
  Greenhouse growers and vegetable farmers..        72%    63%    61%
  International/others......................         4      6      7
  Golf course developers....................         4      5      5
     Total Professional.....................        80%    74%    73%

Retail:
  Home centers and mass merchandisers.......         6%    10%    17%
  Independent garden centers................        12     13      3
  Garden center chains......................         2      3      7
     Total Retail...........................        20%    26%    27%
       Total Professional and Retail........       100%   100%   100%

  Sun Gro's top ten customers accounted for approximately 25%, 25% and 26% of Sun Gro's net sales in 2000, 1999 and 1998, respectively. No single Sun Gro customer accounted for more than 10% of consolidated net sales in 2000, 1999 or 1998.

  Research and Development. Sun Gro's research and development efforts have resulted in commercial introduction of numerous custom blend mixes for specific needs of customers. Sun Gro has recently introduced and received certification of Sunshine Organic Mix to serve the organic plant and food industry by the Organic Material Review Institute ("OMRI"). Sun Gro is the first and is currently the only growing media producer to offer a product certified by OMRI. Sun Gro will continue to focus on the creation and development of new value-added growing media mixes for retail and professional customers. Such mixes often command higher prices and provide higher profit margins than peat alone. Differences in growing media may relate to differences in coarseness of peat and amounts of nutrient additives, including limestone, and other mix constituents, such as perlite, vermiculite and bark. Sun Gro's research and development efforts have resulted in the commercial introduction of approximately 35 new growing media products since 1992.

  Sales and Marketing. Sun Gro sells its products on a direct basis and through a network of approximately 50 primary distributors located throughout North
America.   As of December 31, 2000, Sun Gro's direct sales force was comprised of approximately 37 employees who are highly trained in the technical applications of its products. Approximately 35% of Sun Gro's sales are conducted through significant distributor networks. Sun Gro's distributor network provides broad market coverage, reduces credit exposure and distributes products to smaller growers cost effectively.

  Competition. Competition in the growing media segment of the lawn and garden industry is based principally upon product quality, distribution, service and price.

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

Financial Information on the Company's Foreign Operations and Operating Segments

   See Notes 13, 17 and 18 to the Company's consolidated financial statements, which are included as a separate section of this Report beginning on page F-1.

Seasonality

  The Company's nursery business is highly seasonal in nature, with most of its sales typically occurring in the first half of the year. Sun Gro's business is more heavily weighted towards the professional markets, which do not typically experience the large seasonal variances present in the retail peat market. The table below sets forth the Company's quarterly net sales, as a percentage of total year net sales, during the year ended December 31, 2000:

                                            Percentage of Total
                         Quarter               2000 Net Sales
                       First Quarter                 21%
                       Second Quarter                47
                       Third Quarter                 15
                       Fourth Quarter                17

                                                    100%

Patents and Trademarks

  The Company has registered numerous trademarks, service marks and logos used in its businesses in the United States and Canada. In addition, the Company has developed and continues to develop specialty plants for which it holds patents registered with the U.S. Patent and Trademark Office. The Company currently holds 26 patents, with 23 patent applications pending.

Government Regulation

  The Company is subject to certain United States and Canadian federal, state, local and provincial health, safety and environmental laws and regulations regarding the production, storage and transportation of certain products and the disposal of its wastes. The EPA and similar state and local agencies regulate the Company's operations and activities, including, but not limited to, water runoff and the use of certain pesticides in its nursery operations. With respect to its peat moss operations, the Company has various operating, monitoring and site maintenance obligations, which are prescribed by various Canadian and U.S. agencies. The Company does not anticipate that future expenditures for compliance with such environmental laws and regulations will have a material adverse effect on the Company's financial position or results of operations. The Company cannot give any assurance, however, that compliance with such laws and regulations, or compliance with other environmental laws and regulations that may be enacted in the future, will not have an adverse effect on the Company's financial position.

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

Employees

  As of December 31, 2000, the Company employed approximately 5,525 persons, including approximately 2,600 seasonal employees. Of this total, approximately 4,700 were employed by Hines Nurseries, including approximately 2,400 seasonal employees (its peak employment), and approximately 825 were employed by Sun Gro, including approximately 200 seasonal employees (its peak seasonal employment).

  As of December 31, 2000, approximately 425 of Sun Gro's employees were employed in Canada. All of Hines Nurseries' employees are non-union. The non-management employees at Sun Gro's Canadian peat processing facilities, which vary seasonally in number from approximately 200 to 300, are represented by various labor unions, with collective bargaining agreements in effect for all such facilities. Sun Gro's agreement with the United Food and Commercial Workers Union, which covers 135 employees at its Manitoba facility, expires in June 2002.

  Sun Gro's agreements with the Brotherhood of Carpenters and Joiners of America, which cover 72 employees at Sun Gro's Lameque, New Brunswick facility and 49 employees at its Maisonnette, New Brunswick facility, expire in December 2000 and August 2001, respectively. Negotiations for the Lameque contract that expired in December 2000 are still in progress. The Company's management believes labor relations are good.

Item 2. PROPERTIES

  At December 31, 2000 the Company owned approximately 5,600 acres related to its nursery facilities and approximately 1,800 acres of harvestable peat bogs in Canada. In addition, the Company leases approximately 1,400 acres related to its nursery facilities (including leases from Blooming Farm, Inc., an affiliated entity) and approximately 48,300 acres of harvestable peat bogs in Canada from provincial governments and various private parties as of December 31, 2000. Sun Gro has historically been able to renew its leases upon expiration. However, no assurance can be given that Sun Gro will be able to do so in the future. The Company's management believes that its owned and leased facilities are sufficient to meet its operating requirements for the foreseeable future.

The Company's facilities are identified in the table below:

Location                                                  Description                             Status

Hines Nurseries
Blairsville, Georgia................  40 acre nursery                                       Owned
Chino Valley, Arizona...............  70 acre nursery                                       Owned
Danville, Pennsylvania..............  150 acre nursery                                      Leased
Fallbrook, California...............  256 acre nursery                                      Leased
Forest Grove, Oregon................  1,104 acre nursery                                    Owned/leased (a)
Fulshear, Texas.....................  450 acre nursery                                      Owned
Irvine, California..................  458 acre nursery and headquarters                     Leased
Lake Elsinore, California...........  85 acres of undeveloped land                          Leased
Miami, Florida......................  351 acre nursery                                      Owned/leased (b)
Newark, New York....................  37 acre nursery                                       Owned
Northern California (c).............  1,389 acre nursery                                    Owned
Pipersville, Pennsylvania...........  60 acre nursery                                       Owned/leased (d)
San Joaquin Valley, California (e)..  59 acre nursery                                       Owned/leased (f)
Trenton, South Carolina.............  981 acre nursery                                      Owned/leased (g)
Utica, New York.....................  67 acre nursery                                       Owned

Sun Gro
Seba Beach, Alberta.................  11,666 acres of peat bogs                             Owned/leased (h)(j)
Vilna, Alberta......................  61,540 square foot processing and mixing facility     Owned/leased (h)
                                      located on 295 acres and 1,676 acres of peat bogs
Wandering River, Alberta............  2,723 acres of peat bogs                              Owned/leased (h)
Corrigall Lake, Mallaig, Lobstick,
Alberta.............................  1,602 acres of peat bogs and 30 acres of vacant land  Owned/leased (h)
Elma, Manitoba......................  73,700 square foot processing and mixing              Owned/leased (h)
                                      facility and 20,352 acres of peat bogs
Julius, Manitoba....................  39,000 square foot processing facility and            Owned/leased (h)
                                      3,818 acres of peat bogs
Lameque, New Brunswick..............  50,400 square foot processing and mixing              Owned/leased (h)
                                      facility and 3,669 acres of peat bogs
Maisonnette, New Brunswick..........  47,900 square foot processing facility                Owned/leased (h)
                                      and 1,029 acres of peat bogs
Quincy, Michigan....................  83,700 square foot mixing facility                    Owned
Terrell, Texas......................  55,800 square foot mixing facility                    Owned
Surrey, British Columbia............  30,000 square foot depot/storage yard                 Leased
Iroquois Falls, Ontario.............  29 acres of vacant land                               Owned
Matheson, Bingle Lake, Ontario......  1,794 acres of peat bogs                              Owned/leased (h)
Niagara Falls, Ontario..............  8,000 square foot depot/storage yard                  Owned
Montreal, Quebec....................  33,000 square foot depot/storage yard                 Owned
Bellevue, Washington................  10,000 square foot office (headquarters)              Leased
Hubbard, Oregon.....................  24,840 square foot mixing facility on 7 acres         Owned
Fillmore, Utah......................  48,400 square foot mixing facility on 21 acres        Owned
Seneca, Illinois....................  72,211 square foot mixing facility on 7.9 acres       Owned
Pine Bluff, Arkansas................  116,555 square foot mixing facility on 22.5 acres     Owned
Elizabeth City, N. Carolina.........  32,783 square foot mixing facility on 45.1 acres      Owned/leased (i)
McCormick City, S. Carolina.........  21,600 square foot mixing facility on 57.75 acres     Owned

(a)  The Company owns 744 acres and leases 360 acres at this nursery.
(b)  The Company owns 321 acres and leases 30 acres at this nursery.
(c) The Northern California nursery consists of sites in Allendale, Vacaville and Winters, California.
(d)  The Company owns 31 acres and leases 29 acres at this nursery.
(e) The San Joaquin Valley nursery consists of sites in Chowchilla and Madera, California.
(f)  The Company owns 49 acres and leases 10 acres at this nursery.
(g)  The Company owns 921 acres and leases 60 acres at this nursery.
(h) The Company leases all but 1,792 acres in the aggregate of these peat bogs from Canadian provincial governments and various private parties. The Company owns the Company's peat processing facilities but, with the exception of the Vilna peat-processing facility, these facilities are situated on land leased to the Company by Canadian provincial governments and various private parties.
(i)  The Company owns 21 acres and leases 24 acres at this mixing facility.
(j) On November 4, 2000, the 53,000 square foot processing and mixing facility at the Seba Beach facility was destroyed by fire, as further discussed in
     Note 4 to the Consolidated Financial Statements.

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

  No matters were submitted to a vote of security holders during the fourth quarter of 2000.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS.

  The common stock of Hines currently trades on The Nasdaq National Market ("Nasdaq") under the symbol "HORT." On December 1,2000, the Company received notification from Nasdaq that the Company's current stock price did not comply with one of Nasdaq's continued listing requirements, which requires that a listed company's common stock maintain a minimum bid price over $5.00 for a period of at least 30 consecutive trading days. For the Company to regain compliance with this listing requirement, the minimum bid price of the Company's common stock would have had to trade at $5.00 or higher for 10 consecutive trading days at any time prior to February 28, 2001. The Company did not regain compliance with this requirement. On February 20, 2001, the Company applied to list its common stock on The Nasdaq SmallCap Market (the ``SmallCap Market"). Although the Company believes that it can satisfy all requirements for inclusion in the SmallCap Market, there will be no assurance that Nasdaq will approve the Company's application. At present, the Company's common stock continues to trade on Nasdaq, pending determination by Nasdaq with respect to its delisting from Nasdaq and its application for inclusion on the SmallCap Market. As of March 16, 2001, there were 61 registered holders of record of the Company's common stock. The following table sets forth the quarterly high and low share price for the years ended December 31:

2000           High      Low
1st quarter    $8 13/16  $7 3/8
2nd quarter    $8 7/8    $5 1/8
3rd quarter    $7 15/16  $3 7/8
4th quarter    $5 3/8    $1 27/32

1999           High      Low
1st quarter    $10 3/4  $7 3/8
2nd quarter    $10      $7 1/2
3rd quarter    $10 1/4  $7 7/8
4th quarter    $10 1/8  $7 1/2

  Hines has not paid dividends on the common stock in the past and does not presently plan to pay dividends on the common stock. The payment of dividends is restricted under the terms of the Company's senior credit agreement and senior subordinated note indenture. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

Recent Sales of Unregistered Securities

  On November 28, 2000, the Company issued, in reliance on Section 4(2) of the Securities Act of 1993, as amended, a warrant to Madison Dearborn Capital Partners, L.P. ("MDCP"), its majority stockholder, to purchase 440,000 shares of common stock at an exercise price of $3.50 per share, in exchange for MDCP's guaranty of the Company's new $30.0 million revolver under its senior credit facility. The warrant is exercisable at any time prior to December 31, 2005.

ITEM 6.  SELECTED YEARLY FINANCIAL DATA.

  The following selected historical consolidated financial data should be read in conjunction with the Consolidated Financial Statements and the related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K.


                                                                    For the Years Ended December 31, (a)
                                                 ------------------------------------------------------------------------
                                                      2000            1999          1998          1997           1996
                                                 ------------    ------------   ------------   -----------    -----------
                                                              (In thousands, except share and per share amounts)
Statement of Operations Data:
Net sales                                        $   423,315     $   299,925    $   251,691    $  215,070    $   173,747
Cost of goods sold                                   203,954         139,921        115,013        99,407         80,812
Gross profit                                         219,361         160,004        136,678       115,663         92,935
Operating expenses                                   163,285         117,782         98,899        84,222         70,181
Unusual operating expenses (b)                         1,540              -              -            343            830
Operating income                                      54,536          42,222         37,779        31,098         21,924
Interest expense                                      38,289          18,158         20,460        21,805         21,080
Provision for income taxes                             3,809           8,644          6,845         3,516            636
Income from continuing operations                     12,438          15,420         10,474         5,777            208
Income (loss) from continuing operations per
 common share: (c)
  Basic                                                 0.56            0.70           0.32         (0.12)         (0.48)
  Diluted                                               0.56            0.70           0.32         (0.12)         (0.48)
Weighted average shares outstanding (d):
  Basic                                           22,072,549      22,072,549     15,106,960     7,550,174      7,439,190
  Diluted                                         22,072,549      22,072,549     15,353,016     7,550,174      7,439,190

Other Data:
Capital expenditures                             $    37,812     $    21,819  $      19,189  $     10,130   $      8,752
Cash paid for income taxes (e)                           304             190            168           161              4

Balance Sheet Data (at end of period):
Working capital                                  $    14,898     $    54,042  $      51,757  $     27,548   $     29,597
Short-term debt                                      106,013          47,480         33,916        48,502         34,254
Total assets                                         587,973         418,781        315,110       268,819        227,515
Long-term debt                                       288,907         195,677        145,633       160,356        152,769
Redeemable preferred stock                                 -              -              -         70,682         54,525
Shareholders' equity (deficit)                        87,407          74,750         63,322       (71,751)       (70,900)

              NOTES TO SELECTED CONSOLIDATED YEARLY FINANCIAL DATA
                             (Dollars in Thousands)


(a) From January 1, 1996 through December 31, 2000, the Company acquired the following ten companies: Iverson (August 30, 1996), Flynn (November 27,
     1996), Pacific Color (October 20, 1997), Bryfogle's (December 16, 1997), Lakeland (April 6, 1998), Strong Lite (August 2, 1999), Pro Gro (August 23,
     1999), Atlantic (September 9, 1999), Willow Creek (January 14, 2000) and Lovell (March 3, 2000). The financial results include the operations of each acquisition since its respective acquisition date.

(b) Unusual operating expenses consist of a loss on an involuntary disposal of fixed assets of $3,526 and other non-recurring costs related to the Seba Beach fire of $514, net of the receipt of insurance proceeds of $2,500 in 2000 and certain severance and other restructuring costs of $1,537 and $830 in 1997 and 1996, respectively, net of a $1,194 gain from receipt of insurance proceeds on an involuntary disposal of fixed assets in 1997.

(c) After deduction of the accrued preferred stock dividends of $5,609, $6,666 and $3,775 for the years ended December 31, 1998, 1997 and 1996, respectively.

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

ITEM 6A.  SELECTED QUARTERLY FINANCIAL DATA.

  The following selected unaudited quarterly financial data should be read in conjunction with the Consolidated Financial Statements and the related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K.

                       Fourth          Third          Second           First
         2000          Quarter        Quarter         Quarter         Quarter
    --------------     -------        -------        ---------       ---------
                              (In thousands, except per share amounts)
    Sales, net (a)     $69,895        $66,409        $198,401        $ 88,610

    Gross profit        33,587         34,424         106,822          44,528

    Net income          (7,890)        (5,094)         23,092           2,330

    Basic EPS           ($0.36)        ($0.23)       $   1.05        $   0.11

    Diluted EPS         ($0.36)        ($0.23)       $   1.05        $   0.11

                       Fourth          Third          Second           First
         1999          Quarter        Quarter         Quarter         Quarter
    --------------     -------        -------        ---------       ---------
                              (In thousands, except per share amounts)

    Sales, net (a)     $46,113        $48,180        $142,822         $ 62,810

    Gross profit        22,558         24,833          79,146           33,467

    Net income          (3,189)        (2,433)         19,342            1,700

    Basic EPS           ($0.14)        ($0.11)       $   0.88         $   0.08

    Diluted EPS         ($0.14)        ($0.11)       $   0.88         $   0.08

            NOTES TO SELECTED CONSOLIDATED QUARTERLY FINANCIAL DATA
                            (Dollars in Thousands)

(a) As further discussed in Note 1 to the Consolidated Financial Statements, the Company adopted EITF 00-10, "Accounting for Shipping and Handling Fees and Costs," in the fourth quarter of 2000. As a result, certain shipping and handling fees which had previously been recorded as an offset to selling and distribution expenses have been reclassified to revenue for all periods presented. For the quarters ended March 31, June 30, September 30, 2000, the increase in net sales and the corresponding increase in selling and distribution costs from amounts previously reported is $3,710, $15,199 and $3,011, respectively. For the quarters ended March 31, June 30, September 30 and December 31, 1999, the increase in net sales and the corresponding increase in selling and distribution costs from amounts previously reported is $3,408, $14,871, $2,671 and $1,325, respectively.

  ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS.

  The following discussion should be read in conjunction with the Company's consolidated financial statements and related notes included in Item 8 of this Annual Report on Form 10-K. This discussion contains trend analyses and other forward-looking statements that involve risks and uncertainties. Such risks and uncertainties are discussed at "Cautionary Statement for Purposes of the Safe Harbor Provision of the Private Securities Litigation Reform Act of 1995" on page 1 of this Annual report of Form 10-K.

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

  Acquisitions. The Company has completed a number of recent acquisitions to expand and diversify its operations. In the three years ended December 31, 2000, the Company completed six acquisitions, all of which have been accounted for under the purchase method. Accordingly, the purchase prices were allocated to certain assets and liabilities based on their respective fair market values. The excess of the purchase price over the estimated fair market value of the net assets acquired relating to each transaction was accounted for as goodwill. Amounts allocated to goodwill are being amortized on a straight-line basis over an estimated life of thirty-five years. The funds used for the acquisitions were provided by the Company's existing acquisition facility. The consolidated financial statements include the operating results of each acquisition from the date of acquisition. These acquisitions have and will continue to affect the period-to-period comparability of the operating results discussed below.

  Tax Matters. The Company derives significant benefits under the U.S. federal tax code by qualifying to use the cash method of accounting for federal income tax purposes. Under the cash method, sales are included in taxable income when payments are received and expenses are deducted as they are paid. The primary benefit the Company receives is the ability to deduct the cost of inventory as it is incurred. As a result of the Company's ability to deduct its growing costs under the farming exception, the Company has generally not been required to pay cash income taxes and has generated net operating losses for federal income tax purposes. In 2000, the Company has generated a taxable loss for federal income tax purposes. During the same period, the Company has continued to show a tax provision relating to the recording of deferred taxes. At December 31, 2000, the Company had approximately $52.4 million in net operating loss carry forwards for federal income tax reporting purposes.

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

  Effective April 1, 1999, the Company changed the functional currency of Sun Gro's Canadian operations to the Canadian dollar. In 1998, the Company acquired Lakeland, significantly expanding the scope of its Canadian operations. Since the acquisition of Lakeland, the Company's Canadian operations have become increasingly self-sufficient and less dependent upon its U.S.-based parent. As a result, the Canadian dollar has become the principal operating currency of Sun Gro's Canadian operations and effective April 1, 1999, the Company changed the functional currency of Sun Gro's Canadian operations to the Canadian dollar. Assets and liabilities denominated in Canadian dollars are translated into U.S. dollars at the foreign exchange rate in effect as of the balance sheet date. Revenues and expenses are translated into U.S. dollars at the weighted average exchange rate for the period. Translation adjustments are recorded in accumulated other comprehensive loss.

Results of Operations

Fiscal Year Ended December 31, 2000 compared to Fiscal Year Ended December 31, 1999.

  Net sales. Net sales of $423.3 million for the fiscal year ended December 31, 2000 increased $123.4 million, or 41.1%, from net sales of $299.9 million for the comparable period in 1999. Sales from the Company's green goods operations increased 52.8%, from the comparable period in 1999, due to the performance of the Company's recently acquired color businesses and significant internal growth from its nursery businesses. The color businesses acquired were Lovell on March 3, 2000, Willow Creek on January 13, 2000 and Atlantic on September 9, 1999. Sales from the Company's nursery operations increased 12.6% from the comparable period in 1999 due in part to the increased penetration of the independent garden sector. In addition, both the color and nursery businesses successfully leveraged the continued expansion of the Company's store service programs. The Company's sales to "big box" retailers continue to be driven in large part by the growth and enhancement of its store service programs nationwide.

  Net sales of the Company's growing media business increased by $19.4 million, or 18.9%, from the comparable period in 1999. Fiscal year 2000 sales included a full year of sales from Strong Lite acquired on August 2, 1999 and Pro-Gro acquired on August 23, 1999. Excluding these acquisitions, sales increased 3.3% from the comparable period in 1999 from internally generated growth, primarily led by sales of professional peat and mixes. The Company's continued success in converting growers to value-added products has contributed to the increasing popularity of the Company's professional mixes.

  Gross profit. Gross profit of $219.4 million for the year ended December 31, 2000 increased $59.4 million, or 37.1%, from gross profit of $160.0 million for the comparable period in 1999. The increase was primarily attributable to higher sales at both the Company's nursery and growing media operations as described above. Gross margins decreased to 51.8% from 53.3% for the comparable period in 1999, primarily due to the impact of the Seba Beach facility fire, which accounted for $1.2 million of additional costs. Excluding the Seba Beach facility fire, the gross margins would have been 52.1%. In addition, gross margins in the growing media operations were negatively affected by the costs associated with the start up of the Company's co-packing operations.

  Operating expenses. Operating expenses of $164.8 million for the year ended December 31, 2000 increased $47.0 million, or 39.9%, from $117.8 million for the comparable period in 1999. The increase was primarily attributable to the acquisitions, the significant investment in sales and management infrastructure required to support the Company's current and future growth, and a $1.5 million unusual charge relating to the Seba Beach fire. Operating expenses as a percentage of net sales decreased to 38.9% from 39.3% for the comparable period in 1999, primarily due to the Company's ability to leverage operating expenses on higher sales volume. Offsetting this, however, were dramatic increases in distribution costs caused by significant increases in fuel and freight expenses.

  Operating income. Operating income of $54.5 million for the year ended December 31, 2000 increased $12.3 million, or 29.2%, from $42.2 million for the comparable period in 1999 primarily as a result of sales and related gross profit increases, offset somewhat by increases in operating expenses. As a percentage of net sales, operating income decreased to 12.9% from 14.1% due primarily to a decrease in gross margins, as described above.

  Interest expense. Interest expense of $36.8 million for the year ended December 31, 2000 increased $19.4 million from $17.4 million for the comparable period in 1999. The increased was primarily attributable to increased borrowing levels due to acquisitions made in late fiscal 1999 and early fiscal 2000 and increased borrowing rates in 2000.

  Provision for income taxes. The Company's effective income tax rate was 23.4% and 35.9% for the years ended December 31, 2000 and 1999, respectively. The lower effective tax rate in 2000 was primarily the result of the release of $3.0 million of deferred tax asset valuation allowances related to Sun Gro-Canada associated with translation gains and losses due to the remeasurement of the financial statements in U.S. dollars. In the opinion of management, the Sun Gro-Canada investment is permanent in duration and accordingly, deferred taxes need not be provided on translation gains and losses.

  Net income. Net income of $12.4 million for the year ended December 31, 2000 decreased $3.0 million, or 19.3%, from $15.4 million for the comparable period in 1999. The decrease was primarily attributable to the Seba Beach facility fire net costs of $2.8 million and the increased interest expenses described above.

Fiscal Year Ended December 31, 1999 compared to Fiscal Year Ended December 31, 1998.

  Net sales. Net sales of $299.9 million for the fiscal year ended December 31, 1999 increased $48.2 million, or 19.2%, from net sales of $251.7 million for the comparable period in 1998. Sales from the Company's green goods operations increased 18.1%, which included $5.3 million of sales from Atlantic (acquired on September 9, 1999). Excluding this acquisition, sales from the Company's remaining green goods operations increased 15.0% from the comparable period in 1998, with the most significant gains being in the Western and Southern regions due to the successful leveraging of store service programs, a strategy involving in-store servicing and merchandising. Increased volumes in 1999 were also attributable to the successful integration of the Irvine and Fallbrook, California operations and to a recovery from the adverse effects of El Nino in 1998.

  Net sales of the Company's growing media business increased by $17.7 million, or 21.2%, from the comparable period in 1998. Fiscal year 1999 sales included $6.5 million from Strong Lite (acquired on August 2, 1999) and Pro-Gro (acquired on August 23, 1999). Excluding these acquisitions, sales increased 13.4% from the comparable period in 1998 from internally generated growth. These sales gains resulted primarily from a mix line expansion at the Company's East Coast growing media operations and introduction of the Company's co-packing strategy to produce retail growing mixes on behalf of regional bagged-goods companies.

  Gross profit. Gross profit of $160.0 million for the year ended December 31, 1999 increased $23.3 million, or 17%, from gross profit of $136.7 million for the comparable period in 1998. The increase was primarily attributable to higher sales at both the Company's nursery and growing media operations as described above. Gross margins decreased to 53.3% from 54.3% for the comparable period in 1998, primarily due to the impact of recent acquisitions having lower gross margins than the existing base business both within the nursery and growing media operations.

  Operating expenses. Operating expenses of $117.8 million for the year ended December 31, 1999 increased $18.9 million, or 19.1%, from $98.9 million for the comparable period in 1998. The increase was primarily attributable to acquisitions and the significant investment in sales and management infrastructure required to support the Company's current and future growth. Operating expenses as a percentage of net sales remained constant at 39.3% for the comparable period in 1998.

  Operating income. Operating income of $42.2 million for the year ended December 31, 1999 increased $4.4 million, or 11.8%, from $37.8 million for the comparable period in 1998 primarily as a result of sales and related gross profit increases, offset somewhat by increases in operating expenses. As a percentage of net sales, operating income decreased to 14.1% from 15.0% due primarily to a decrease in gross margins, as described above.

  Interest expense. Interest expense of $17.4 million for the year ended December 31, 1999 decreased $2.1 million from $19.5 million for the comparable period in 1998. The reduction was primarily attributable to the redemption of $42.0 million of senior subordinated notes with a portion of the proceeds from the Company's initial public offering of common stock in June 1998.

  Provision for income taxes. The Company's effective income tax rate was 35.9% and 39.5% for the years ended December 31, 1999 and 1998, respectively. The lower effective tax rate in 1999 was primarily the result of the release of tax reserves management determined would no longer be necessary due to a settlement with tax authorities.

  Net income. Net income of $15.4 million for the year ended December 31, 1999 increased $9.3 million, or 154.1%, from $6.1 million for the comparable period in 1998. Excluding the $4.4 million extraordinary loss on the early extinguishment of debt, net income increased by $4.9 million, or 46.7%, from net income of $10.5 million for the comparable period in 1998. The increase was primarily attributable to higher sales, higher operating income and lower interest expense as described above.

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

  Effective November 28, 2000 the Company's Amended Senior Credit Facility was amended to (i) provide the Company with additional revolving loan commitments in the amount of $30.0 million guaranteed by its majority shareholder, MDCP, which can only be borrowed and can only be outstanding between March 15 and June 15 of 2001 and 2002, (ii) increase the interest rate on all loans by 1/4% to 1/2%,
(iii) reset the financial covenants that establish minimum interest coverage ratios and net worth levels, and maximum leverage ratios and capital expenditure amounts, (iv) add a minimum EBITDA covenant, (v) amend the clean down requirement for working capital revolving loans and (vi) provide for additional restrictions on the Company's ability to make acquisitions and reinvest proceeds from asset sales. In consideration for its guarantee on the additional revolving loan commitments, MDCP received a fee of $600,000 and warrants to purchase 440,000 shares of the common stock of Hines. These warrants are exercisable at any time prior to December 31, 2005 at an exercise price of $3.50. All other significant terms and conditions of the Amended Senior Credit Facility remain unchanged. If MDCP is required to make any payment with respect to its guaranty of new revolver, the Company would be required to issue to MDCP an additional warrant to purchase a number of shares of the Company's common stock equal to the amount of such payment divided by the then current market price of the Company's common stock.

  In October 1995, Hines Nurseries issued $120.0 million in aggregate principal amount of 11 3/4% senior subordinated notes due 2005 (the "Senior Subordinated Notes") to refinance certain indebtedness incurred in connection with the
acquisition of Hines by MDCP and certain members of management.   As of December
31, 2000, $78.0 million in aggregate principal amount remains outstanding. The indenture pursuant to which the Senior Subordinated Notes were issued imposes a number of restrictions on Hines Nurseries and Sun Gro-U.S. The indenture limits, among other things, their ability to incur additional indebtedness, to make certain restricted payments (including dividends to Hines), to make certain asset dispositions, to incur certain liens and to enter into certain significant transactions. In addition, breach of a material term of the indenture or any other material indebtedness that results in the acceleration of such indebtedness would trigger an event of default under the Senior Credit Facility, causing all amounts owing thereunder to become immediately due and payable. The Senior Credit Facility imposes a number of similar and certain additional restrictions (including financial covenants) on Hines Nurseries and Sun Gro-U.S. and its subsidiaries.

  Effective November 28, 2000, Hines Nurseries also received the approval of its noteholders to amend the Indenture governing the Senior Subordinated Notes due for the purpose of amending the definition of "Permitted Indebtedness" within the Indenture to include (i) all indebtedness that may be incurred under the Amended Senior Credit Facility in an aggregate principal amount to not exceed $365.0 million (less the amount of all mandatory principal repayments and required permanent reductions made thereunder) plus (ii) up to an additional $35.0 million in indebtedness under the additional revolving loan commitments, provided that such borrowings may only be borrowed and may only be outstanding between March 15 and June 15 of 2001 and 2002. In consideration for the amendment, Hines Nurseries agreed to (i) pay a fee of $35 per $1,000 of the principal amount of Notes, (ii) increase the interest rate thereon from 11 3/4% to 12 3/4% per annum, (iii) increase the optional redemption price to 106.00% of the principal amount thereof, (iv) increase the purchase price upon a change of control from 101.00% to 105.00% of the principal amount thereof and add to the events that constitute a change of control and (v) pay a premium at maturity equal to 5.00% of the principal amount to be repaid. All other terms of the Notes remain unchanged.

  Net cash provided by operating activities for the year ended December 31, 2000 of $5.3 million decreased $15.2 million from $20.5 million for the comparable period in 1999. The lower cash level generated was primarily due to a lower level of payables and accruals compared to the prior period in 1999. The seasonal nature of the Company's operations results in a significant increase in certain components of working capital (primarily accounts receivable and inventory) during the growing and selling cycles. As a result, operating activities during the first and fourth quarters of 2000 used significant amounts of cash, totaling $47.4 million and $24.0 million, respectively. In contrast, the operating activities for the second and third quarters generated substantial cash, totaling $46.2 million and $30.5 million, respectively, as the Company shipped inventory and collected accounts receivable.

  Net cash used in investing activities during the year ended December 31, 2000 increased $65.2 million to $148.2 million from $83.0 million for the comparable period in 1999. The increase was primarily due to the Company's acquisitions of Willow Creek and Lovell, the purchase and development of additional nursery acreage, the purchase of nursery-related structures, certain vehicles, machinery and equipment and the implementation of the first phase of an Enterprise Resource Planning information system ("ERP").

  Net cash provided by financing activities during the year ended December 31, 2000 increased $79.1 million to $142.4 million from $63.3 million for the comparable period in 1999. The increase was directly related to additional advances under the acquisition facility to finance the acquisitions completed during the year.

  The Company typically draws under its revolving credit facilities in the first and fourth quarters to fund its seasonal inventory buildup of green goods products and seasonal operating expenses. Approximately 75% of the sales of Hines Nurseries occur in the first half of the year, generally allowing the Company to reduce borrowings under its revolving credit facilities in the second and third quarters. Working capital requirements for the Company's growing media operations are less seasonal in nature, with slight inventory buildups generally occurring in the third and fourth quarters. On March 15, 2001, the Company had unused borrowing capacity of $1.4 million, $15.3 million and $30.0 million under its acquisition facility, working capital revolver and the additional $30.0 million revolving loan commitment, respectively, within the Amended Senior Credit Facility.

  As a result of the Company's ability to deduct its growing costs under the farming exception, the Company has generally not been required to pay cash income taxes in recent years and has generated net operating losses for federal income tax purposes. Even with the benefits of the farming exception, the Company may nonetheless be required to pay cash income taxes in future years after use, loss or expiration of its tax net operating loss carryforwards. Such cash income taxes could also result from increased taxable income due to, among other reasons: (i) any slowdown in, or elimination of, future growth in the Company's inventory of growing plants or (ii) limits on the Company's ability to use net operating loss carryforwards to offset all of its tax liability under the alternative minimum tax system.

  The Company's capital expenditures were approximately $37.8 million for the year ended December 31, 2000. The capital expenditures for Hines Nurseries ($29.7 million) related primarily to the purchase and development of additional nursery acreage and the purchase of nursery-related structures, vehicles, machinery and equipment and the implementation of the first phase of the ERP information system, which will standardize systems and processes throughout the Company. The capital expenditures for Sun Gro ($8.1 million) related primarily to peat bog development and the purchase of peat bog harvesting and processing equipment. The Company's capital expenditures for 2001 are expected to be approximately $15.0 million.

  Principal repayments due under the Company's various borrowings agreements total $26.5 million in 2001, $64.3 million in 2002, $49.4 million in 2003 and $175.3 million thereafter. Management believes that cash generated by operations and borrowings available under the Amended Senior Credit Facility will be sufficient to meet the Company's anticipated working capital, capital expenditures and debt service requirements through 2002. Management is currently considering various alternatives to facilitate the refinancing or repayments of amounts due under the Amended Senior Credit Facility in 2002. Management believes at this time that the Company will be able to successfully refinance or repay amounts due under the Amended Senior Credit Facility in accordance with its terms; however, there is no assurance that the Company will be able to do so.

New Accounting Pronouncements

  In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), as amended. SFAS 133 requires the recognition of the fair value of all derivative instruments on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. If the derivative qualifies as a hedge, the change in its fair value will be recognized in other comprehensive income until the hedged item is recognized in earnings. The Company will adopt SFAS 133 effective January 1, 2001. Adoption of these new accounting standards will result in a one-time cumulative after-tax reduction in accumulated other comprehensive income of approximately $2.3 million in the first quarter of 2001. The adoption will also impact assets and liabilities.

Effects of Inflation

  Management believes the Company's results of operations have not been materially impacted by inflation over the past three years.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  As part of its ongoing business, the Company is exposed to certain market risks, including fluctuations in interest rates, foreign exchange rates, commodity prices and its common stock price. The Company does not enter into transactions designed to mitigate its market risks for trading or speculative purposes.

  In May 2000, the Company entered into an interest rate swap agreement to hedge $75.0 million of its loan facility. The interest rate swap agreement effectively changes the Company's exposure on its variable rate interest payments to fixed rate interest payments (7.13%) based on the 3-month LIBOR rate in effect at the beginning of each quarterly period, with a maximum rate of 8%. The interest rate swap agreement matures in February 2005. The estimated fair value of the interest rate swap agreement was $3.9 million at December 31, 2000.

  The Company also manages its interest rate risk by balancing the amount of its fixed and variable long-term debt. For fixed-rate debt, interest rate changes affect the fair market value of such debt but do not impact earnings or cash flows. Conversely, for variable rate debt, interest rate changes generally do not affect the fair market value of such debt but do impact future earnings and cash flows, assuming other factors are held constant. At December 31, 2000, the carrying amount and estimated fair value of the Company's long-term debt was $315,420 and $300,600, respectively.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

  The information in response to this item is submitted as a separate section of this Report on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

  Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Incorporated by reference to the Company's 2001 Proxy Statement to be filed with the Securities and Exchange Commission.

ITEM 11.  EXECUTIVE COMPENSATION

  Incorporated by reference to the Company's 2001 Proxy Statement to be filed with the Securities and Exchange Commission.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Incorporated by reference to the Company's 2001 Proxy Statement to be filed with the Securities and Exchange Commission.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Incorporated by reference to the Company's 2001 Proxy Statement to be filed with the Securities and Exchange Commission.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
          REPORTS ON FORM 8-K.

  (a) The following documents are filed as part of this report:

      1.  The financial statements listed in "Index to Financial Statements."

      2.  The exhibits listed in "Index to Exhibits."

  (b) Reports on Form 8-K filed in the fourth quarter:

      1. 8-K Current Report dated November 13, 2000 Record Date of November 9, 2000 for consent solicitation to be conducted with respect to all of the outstanding Series B 11 3/4 % Senior Subordinated Notes due October 15, 2005.

      2. 8-K Current Report dated November 29, 2000 Approval from senior lenders and from holders of it senior subordinated notes to amend the terms of its senior credit facilities and its senior subordinate notes.
      3. 8-K Current Report dated December 20, 2000 Notification from Nasdaq Stock Market regarding the listing requirements and eligibility for the SmallCap Market listing.

                               INDEX TO EXHIBITS

Exhibit
Number                                             Description
--------------  ---------------------------------------------------------------------------------

           2.1  Acquisition Agreement dated as of July 20, 1995 by and among the Company, MDCP and Macluan Capital (Nevada) Inc. as amended by Amendment No. 1 to Acquisition
                Agreement dated as of August 4, 1995. (1)

           3.1  Restated Certificate of Incorporation of the Company. (4)

           3.2  Amended and Restated By-laws of the Company. (7)

           4.1  Form of certificate representing Common Stock.  (4)

           4.2  Amended and Restated Credit Agreement dated June 26, 1998 among Hines Nurseries,
                Inc., Sun Gro Horticulture Canada, Ltd., and Lakeland Canada Ltd., as borrowers, the lenders listed therein, Bank of America N.T. & S.A., as syndication agent,
                Harris Trust & Savings Bank, as documentation agent, BT Bank of Canada, as
                Canadian agent, and Bankers Trust Company, as administrative agent. (5)

           4.3  First amendment to Credit Agreement and Consent, dated as of March 3, 2000, among Hines Nurseries, Inc., Sun Gro Horticulture Canada Ltd., as Borrowers, and
                The Lenders Listed therein, as Lenders, Bank of America National Trust and
                Savings Association, as Syndication Agent, Harris Trust and Savings Bank, as
                Documentation Agent, Deutsche Bank Canada, as Canadian Agent, and Bankers Trust
                Company, as Administrative Agent. (9)

           4.4  Second Amendment to the Credit Agreement and Limited Waiver, dated November 28,
                2000, among the Borrowers, the lenders listed therein, Bank of America, N.A., as
                Syndication Agent, Harris Trust and Savings Bank, as Documentation Agent,
                Deutsche Bank Canada, as Canadian Agent, and Bankers Trust Company, as
                Administrative Agent. (10)

           4.5  Guarantee Agreement, dated November 28, 2000, between Madison Dearborn Capital
                Partners, L.P. and the Borrowers, the lenders listed therein, Bank of America,
                N.A., as Syndication Agent, Harris Trust and Savings Bank, as Documentation
                Agent, Deutsche Bank Canada, as Canadian Agent, and Banker Trust Company, as
                Administrative Agent. (10)

           4.6  Indenture dated as of October 19, 1995 between Hines Horticulture (the predecessor of Hines Nurseries, Inc.) the Company and Sun Gro and IBJ Schroeder
                Bank & Trust Company, as trustee (including the form of Exchange Note and Senior
                Subordinated Guarantees). (1)

           4.7  First Supplement to Indenture, dated June 26, 1998, by and among
                Hines Nurseries, Inc., Hines Horticulture, Inc., Sun Gro Horticulture Inc., and
                IBJ Schroder Bank & Trust Company, as Trustee. (+)

           4.8  Second Supplement to Indenture, dated November 28, 2000, by and among Hines
                Nurseries, Inc., Hines Horticulture, Inc., Sun Gro Horticulture Inc.,
                Enviro-Safe Laboratories, Inc. and The Bank of New York, as Trustee.  (10)

           4.9  Third Supplement to Indenture, dated November 28, 2000, by and among Hines
                Nurseries, Inc., Hines Horticulture, Inc., Sun Gro Horticulture, Inc.,
                Enviro-Safe Laboratories, Inc. and The Bank of New York, as Trustee. (10)

           4.10 Registration Agreement dated as of June 11, 1998 by and between Hines Holdings,
                Inc. and MDCP.  (4)

          10.1  Stockholders Agreement dated as of August 4, 1995 by and among the Company and the other parties signatory thereto.  (1)

          10.2  Amendment No. 1 to Stockholders Agreement dated as of November 27, 1996.  (2)

          10.3  Amendment No. 2 to Stockholders Agreement dated as of December 15, 1997.  (5)


Exhibit
Number                                             Description
--------------  ---------------------------------------------------------------------------------
          10.4  Employment Agreement dated as of August 3, 1995 between Hines Horticulture and
                Douglas D. Allen.  (1)*

          10.5  Employment Agreement dated as of August 3, 1995 between Hines Horticulture and
                Stephen P. Thigpen.  (1)*

          10.6  Sun Gro Horticulture Inc. U.S. Executive Supplemental Retirement Plan.  (1)*

          10.7  Employment Agreement dated as of August 4, 1995 between Hines Horticulture and
                Claudia M. Pieropan.  (1)*

          10.8  Hines Horticulture Nursery Division Vision 2000 Management Variable Compensation
                Plan.  (3)*

          10.9  Sun Gro Division Management Variable Compensation Plan.  (3)*

         10.10  Management Stock Agreement dated as of September 29, 1997 by and between the
                Company and Stephen P. Thigpen.  (2)

         10.11  Management Stock Pledge Agreement dated as of September 29, 1997 by and between the Company and Stephen P. Thigpen.  (2)

         10.12  Promissory Note dated as of September 29, 1997 from Stephen P. Thigpen, as maker, to the Company.  (2)

         10.13  Purchase and Sale Agreement dated as of August 4, 1995 by and between Oregon
                Garden Products, Inc., as seller, and Blooming Farm, Inc., as buyer.  (1)

         10.14  Promissory Note dated August 4, 1995, from Blooming Farm, Inc., as maker, to
                Oregon Garden Products, Inc., as seller, and Blooming Farm, Inc., as buyer.  (1)

         10.15  Trust Deed, Security Agreement, Assignment of Leases and Rents and Fixture
                Financing Statement dated August 4, 1995 from Blooming Farm, Inc., as trustor, to Ticor Title Insurance Company, as trustee, and Oregon Garden Products, Inc., as beneficiary.  (1)

         10.16  Agricultural Lease dated as of June 26, 1998 between Blooming Farm, Inc., as lessor, and Oregon Garden Products, Inc., as lessee. (7)

         10.17  Demand Note dated October 17, 1997 in the principal amount of $2,500,000 from the Company, as maker, to MDCP.  (2)

         10.18  Purchase Agreement dated as of December 16, 1997 by and among the Company,
                Abbott Capital 1330 Investors I, LP and MDCP. (2)

         10.19  Stock Purchase Warrants of the Company dated as of December 16, 1997 in favor of
                MDCP. (2)

         10.20  Amendment No. 1 to Purchase Agreement dated as of June 11, 1998, by and among
                Hines Holdings, Inc., MDCP and Abbott Capital 1330 Investors I, LP. (4)

         10.21  Securities Purchase Agreement dated as of February 5, 1998 by and between the
                Company and MDCP.  (2)

         10.22  1998 Long-Term Equity Incentive Plan. (6)

         10.23  Form of Incentive Stock Option Agreement.  (4)

         10.24  Stock Purchase Agreement dated September 9, 1999 between Hines Nurseries, Inc.
                and those individuals whose names are set forth on the Signature Page to Stock
                Purchase Agreement.  (8)


Exhibit
Number                                             Description
--------------  ---------------------------------------------------------------------------------
         10.25  Purchase Agreement by and among Hines Nurseries, Inc., Lovell Farms, Inc.,
                Botanical Farms, Inc., Warren W. Lovell III, Jeffrey S. Lovell, Jenifer E.
                Moreno, as Trustee of the Trace Lovell Family Investment Trust and Enrique A.
                Yanes, Dated as of March 3, 2000. (9)

         10.26  Warrant and Guarantee Agreement, dated November 28, 2000 by and between Hines
                Horticulture, Inc., Hines Nurseries, Inc. and Madison Dearborn Capital Partners,
                L.P. (10)

         10.27  Warrant, dated November 28, 2000, issued by Hines Horticulture, Inc. to Madison
                Dearborn Capital Partners, L.P. (10)

          21.1  Subsidiaries of the Company. (+)

          23.1  Consent of PricewaterhouseCoopers LLP (+)


-----------------
+    Filed herewith.
*    Management contract or compensatory arrangement.

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

(10) Incorporated by reference to Hines Horticulture, Inc.'s Form 8-K filed on November 29, 2000.

     SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 2001.

                         HINES HORTICULTURE, INC.

                              By:  /s/ Claudia M. Pieropan
                                    Claudia M. Pieropan
                                    Chief Financial Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant in the capacities indicated on March 30, 2001.


  Signature                      Capacity


/s/ Stephen P. Thigpen             President, Chief Executive Officer and
Stephen P. Thigpen                 Chairman of Board
                                   (principal executive officer)

/s/ Claudia M. Pieropan            Chief Financial Officer, Secretary and
Claudia M. Pieropan                Treasurer
                                   (principal financial and accounting officer)


/s/ Douglas D. Allen               Director
Douglas D. Allen


/s/ James R. Tennant               Director
James R. Tennant


/s/ G. Ronald Morris               Director
G. Ronald Morris


/s/ Thomas R. Reusche              Director
Thomas R. Reusche


/s/ Paul R. Wood                   Director
Paul R. Wood

                            HINES HORTICULTURE, INC.

                         INDEX TO FINANCIAL STATEMENTS



                                                               Page



Report of Independent Accountants                               F-1

Consolidated Balance Sheets as of December 31, 2000 and 1999    F-2

Consolidated Statements of Operations for the years ended
  December 31, 2000, 1999 and 1998                              F-3

Consolidated Statements of Shareholders' Equity (Deficit)
  for the years ended December 31, 2000, 1999 and 1998          F-4

Consolidated Statements of Cash Flows for the years ended
  December 31, 2000, 1999 and 1998                              F-5

Notes to Consolidated Financial Statements                      F-6


                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and
Shareholders of Hines Horticulture, Inc.


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of shareholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Hines Horticulture, Inc. and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



PRICEWATERHOUSECOOPERS LLP


Orange County, California
February 20, 2001

                                             HINES HORTICULTURE, INC
                                           CONSOLIDATED BALANCE SHEETS
                                   (Dollars in thousands, except share data)


                      ASSETS                                                          December 31,
                      ------                                                -------------------------------
                                                                                2000               1999
                                                                            ------------       ------------
CURRENT ASSETS:
        Cash                                                                $      -             $      -
        Accounts receivable, net of allowance for
        doubtful accounts of $2,204 and $1,444                                49,102               37,196
        Inventories                                                          168,575              144,915
        Prepaid expenses and other current assets                              5,542                5,204
                                                                            ---------            --------
              Total current assets                                           223,219              187,315

FIXED ASSETS, net of accumulated depreciation
   and depletion of $49,273 and $38,455                                      208,719              169,317

DEFERRED FINANCING EXPENSES, net of
   accumulated amortization of $3,503 and $1,985                              12,085                3,327

GOODWILL, net of accumulated amortization                                    143,950               58,822
   of $7,474 and $3,872                                                     --------             --------
                                                                            $587,973             $418,781
                                                                            ========             ========

       LIABILITIES AND SHAREHOLDERS' EQUITY
       ------------------------------------

CURRENT LIABILITIES:
        Accounts payable                                                    $ 13,665             $ 18,282
        Accrued liabilities                                                   15,976                8,618
        Accrued payroll and benefits                                           9,350                7,402
        Accrued interest                                                       1,732                4,926
        Long-term debt, current portion                                       26,513               12,730
        Borrowings on revolving credit facility                               79,500               34,750
        Deferred income taxes                                                 61,585               46,565
                                                                             -------              -------
              Total current liabilities                                      208,321              133,273

LONG-TERM DEBT                                                               288,907              195,677

DEFERRED INCOME TAXES                                                          3,338               15,081

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY

        Common Stock
           Authorized - 60,000,000 shares,  $.01 par value;
           Issued and outstanding - 22,072,549
           shares at December 31, 2000 and 1999                                 221                   221

        Additional paid-in capital                                           128,781              127,938
        Notes receivable from stock sales                                        (30)                (173)
        Deficit                                                              (36,707)             (49,145)
        Accumulated other comprehensive loss                                  (4,858)              (4,091)
                                                                             --------           ---------
              Total shareholders' equity                                      87,407               74,750
                                                                             --------           ---------
                                                                            $587,973             $418,781
                                                                            =========           =========


                           HINES HORTICULTURE, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Dollars in thousands, except per share data)


                                                          Year Ended December 31,
                                                          -----------------------
                                                  2000             1999            1998
                                                  ----             ----            ----
Sales, net                                    $   423,315     $   299,925     $   251,691
Cost of goods sold                                203,954         139,921         115,013
                                              -----------     -----------     -----------
  Gross profit                                    219,361         160,004         136,678
                                              -----------     -----------     -----------
Selling and distribution expenses                 117,873          87,509          72,730
General and administrative expenses                41,076          28,835          25,779
Other operating expenses                            4,336           1,438             390
Unusual expenses                                    1,540               -               -
                                              -----------     -----------     -----------
  Total operating expenses                        164,825         117,782          98,899
                                              -----------     -----------     -----------
  Operating income                                 54,536          42,222          37,779
                                              -----------     -----------     -----------
Other expenses
 Interest                                          36,771          17,408          19,453
 Amortization of deferred financing
 expenses                                           1,518             750           1,007
                                              -----------     -----------     -----------
                                                   38,289          18,158          20,460
                                              -----------     -----------     -----------
Income before provision for income taxes           16,247          24,064          17,319

Income tax provision                                3,809           8,644           6,845
                                              -----------     -----------     -----------
Income before extraordinary item                   12,438          15,420          10,474

Extraordinary item, net of tax benefit                  -               -           4,406
                                              -----------     -----------     -----------
Net income                                         12,438          15,420           6,068

Less: Preferred stock dividends and
 warrant accretion                                      -               -          (5,609)
                                              -----------     -----------     -----------
Net income applicable to common
 shareholders                                 $    12,438     $    15,420     $       459
                                              ===========     ===========     ===========
Basic earnings per share:
  Income before extraordinary item            $      0.56     $      0.70     $      0.32
  Extraordinary item                                    -               -           (0.29)
                                              -----------     -----------     -----------
  Net income per common share                 $      0.56     $      0.70     $      0.03
                                              ===========     ===========     ===========
Diluted earnings per share:
  Income before extraordinary item            $      0.56     $      0.70     $      0.32
  Extraordinary item                                    -               -           (0.29)
  Net income per common share                 $      0.56     $      0.70     $      0.03

Weighted average shares outstanding--Basic     22,072,549      22,072,549      15,106,960
                                              ===========     ===========     ===========
Weighted average shares outstanding--Diluted   22,072,549      22,072,549      15,353,016
                                              ===========     ===========     ===========

The accompanying notes are an integral part of these consolidated financial statements.

                           HINES HORTICULTURE, INC.
          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                 (Dollars in thousands, except for share data)

                                                    Common Stock
                                               -------------------              Notes Rec.              Accumulated Other
                                               Number of                          Stock                  Comprehensive
                                                 Shares     Amount     (i)        Sales      Deficit          Loss
                                               --------     ------     ---      ---------    -------     ---------------
BALANCE, December 31, 1997                       7,708,481  $ 77        ($829)   ($366)      ($70,633)       $    -

 Comprehensive income:
    Net income                                           -     -            -        -          6,068             -
     Comprehensive income
 Net proceeds from issuance of stock, net
  of expenses                                    5,100,000    51       50,122        -              -             -
 Preferred stock conversion                      8,231,635    82       84,127        -              -             -
 Promissory note conversion                        117,302     2        1,198        -              -             -
 Warrant conversion                                915,131     9       (1,101)       -              -             -
 Cumulative undeclared dividends                         -     -       (5,609)       -              -             -
 Issuance of warrants, net of discount                   -     -           84        -              -             -
 Payments received on notes receivable
   from stock sales                                      -     -            -       40              -             -
                                                ----------  ----     --------     ----        -------        ------
BALANCE, December 31, 1998                      22,072,549   221      127,992     (326)       (64,565)            -
                                                ----------  ----     --------     ----        -------        ------
 Comprehensive income:
    Net income                                           -     -            -        -         15,420
    Cumulative foreign currency translation
      adjustments                                        -     -            -        -              -        (4,091)

     Comprehensive income
 Other                                                   -     -          (54)       -              -             -
 Payments received on notes receivable
   from stock sales                                      -     -            -      153              -             -

                                                ----------  ----     --------     ----        -------        ------
BALANCE, December 31, 1999                      22,072,549   221      127,938     (173)       (49,145)       (4,091)
                                                ----------  ----     --------     ----        -------        ------
 Comprehensive income:
    Net income                                           -     -            -        -         12,438
    Cumulative foreign currency translation
      adjustments                                        -     -            -        -              -          (767)
     Comprehensive income
 Issuance of warrants                                    -     -          843        -              -             -
 Payments received on notes receivable
   from stock sales                                      -     -            -      143              -             -
                                                ----------  ----     --------     ----        -------        ------
BALANCE, December 31, 2000                      22,072,549  $221     $128,781     ($30)      ($36,707)      ($4,858)
                                                ==========  ====     ========     ====        =======        ======


                                              Shareholders'
                                                 Equity       Comprehensive
                                                (Deficit)         Income
                                              -------------   -------------
BALANCE, December 31, 1997                    ($71,751)

 Comprehensive income:
    Net income                                   6,068        $  6,068
                                                              --------
     Comprehensive income                                     $  6,068
                                                              ========
 Net proceeds from issuance of stock, net
  of expenses                                   50,173
 Preferred stock conversion                     84,209
 Promissory note conversion                      1,200
 Warrant conversion                             (1,092)
 Cumulative undeclared dividends                (5,609)
 Issuance of warrants, net of discount              84
 Payments received on notes receivable
   from stock sales                                 40
                                               -------
BALANCE, December 31, 1998                      63,322
                                               -------

 Comprehensive income:
    Net income                                  15,420        $ 15,420
    Cumulative foreign currency translation
      adjustments                               (4,091)         (4,091)
                                                              --------
     Comprehensive income                                     $ 11,329
                                                              ========
 Other                                             (54)
 Payments received on notes receivable
   from stock sales                                153
                                               -------
BALANCE, December 31, 1999                      74,750
                                               -------

 Comprehensive income:
    Net income                                  12,438        $ 12,438
    Cumulative foreign currency translation
      adjustments                                 (767)           (767)
                                                              --------
     Comprehensive income                                     $ 11,671
                                                              ========
 Issuance of warrants                              843
 Payments received on notes receivable
   from stock sales                                143
                                               -------
BALANCE, December 31, 2000                     $87,407
                                               =======

(i) Accumulated accretion of cumulative redeemable preferred stock (in excess) less than additional paid-in capital

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                           HINES HORTICULTURE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)

                                                                                 Year Ended December 31,
                                                                   --------------------------------------------------
                                                                      2000                1999                1998
                                                                   ----------          ----------          ----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                      $  12,438           $  15,420           $   6,068
   Adjustments to reconcile net income to
   net cash provided by operating activities -
      Depreciation, depletion and amortization                        16,969              12,690              10,454
      Amortization of deferred financing costs                         1,630                 750               1,007
      Loss on early extinguishment of debt                                 -                   -               7,417
      Deferred income taxes                                            3,186               8,383               2,232
      (Gain) loss on sale of fixed assets                               (137)               (181)                230
      Loss on involuntary disposal of fixed assets                     3,526                   -                   -
                                                                   ----------          ----------          ----------
                                                                      37,612              37,062              27,408
Change in working capital accounts, net of acquisitions:
   Accounts receivable                                                (6,816)             (6,734)             (1,863)
   Inventories                                                       (12,611)            (20,885)             (9,873)
   Prepaid expenses and other current assets                            (150)             (2,267)               (244)
   Accounts payable and accrued liabilities                          (12,744)             13,359                 590
                                                                   ----------          ----------          ----------
      Net cash provided by operating activities                        5,291              20,535              16,018
                                                                   ----------          ----------          ----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of fixed assets                                          (37,682)            (21,819)            (19,189)
   Proceeds from sale of fixed assets                                    436                 425                 301
   Purchase of fixed assets with insurance
    claims proceeds                                                     (130)                  -                   -
   Acquisitions, net of cash acquired                               (110,790)            (61,585)            (19,929)
                                                                   ----------          ----------          ----------
    Net cash used in investing activities                           (148,166)            (82,979)            (38,817)
                                                                   ----------          ----------          ----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Borrowings on revolving line of credit                            196,680              99,633             174,748
   Repayments on revolving line of credit                           (151,930)            (95,733)           (187,000)
   Proceeds from the issuance of long-term debt                      121,216              60,991              85,655
   Repayments of long-term debt                                      (14,278)             (1,767)           (103,731)
   Deferred financing costs                                           (9,479)                  -              (2,183)
   Penalty on early payment of subordinated notes                          -                   -              (3,841)
   Repayments of notes receivables from stock sales                      143                 153                  40
   Issuance of preferred and common stock                                  -                   -              57,083
                                                                   ----------          ----------          ----------
      Net cash provided by financing activities                      142,352              63,277              20,771
                                                                   ----------          ----------          ----------

   Effect of exchange rate changes on cash and cash equivalents          523              (1,348)                  -
                                                                   ----------          ----------          ----------

NET DECREASE IN CASH                                                       -                (515)             (2,028)

CASH, beginning of period                                                  -                 515               2,543
                                                                   ----------          ----------          ----------

CASH, end of period                                                $       -           $       -           $     515
                                                                   ==========          ==========          ==========

Supplemental disclosure of cash flow information:
   Cash paid for interest                                          $  39,763           $  13,233           $  18,921
   Cash paid for income taxes                                      $     304           $     190           $     168


  The accompanying notes are an integral part of these consolidated financial statements.

                           HINES HORTICULTURE, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Dollars in Thousands)


1.  Description of Business and Summary of Significant Accounting Policies

    Description of Business and Basis of Presentation

    Hines Horticulture, Inc. ("Hines" or the "Company"), a Delaware corporation, produces and distributes horticultural products through three operating divisions: (i) its Nursery division, (ii) its Color division and (iii) its Growing Media division. The Nursery division and Color division make up the green goods business. The green goods business is conducted through Hines Nurseries, Inc. ("Hines Nurseries"), a wholly owned subsidiary of Hines, and the business of the Growing Media division is conducted through Sun Gro Horticulture, Inc. ("Sun Gro-U.S."), a wholly owned subsidiary of Hines Nurseries, Sun Gro-U.S.'s wholly owned subsidiary, Sun Gro Horticulture Canada Ltd. ("Sun Gro-Canada"), and Sun Gro Canada's direct and indirect Canadian subsidiaries. Unless otherwise specified, references to "Hines" or the "Company" refer to Hines Horticulture, Inc. and its subsidiaries.

    Hines Nurseries is a leading national supplier of ornamental shrubs, color plants and container-grown plants with commercial nursery facilities located in Arizona, California, Florida, Georgia, New York, Oregon, Pennsylvania, South Carolina and Texas. Hines Nurseries markets its products to retail and commercial customers throughout the United States.

    Sun Gro produces and markets sphagnum peat moss and peat and bark-based growing media horticulture products for both professional and retail customers. Sun Gro markets its products in North America and various international markets with 14 production facilities located in Canada and the United States.

    The consolidated financial statements include the accounts of Hines and its wholly owned subsidiaries after elimination of intercompany accounts and transactions.

    Revenue Recognition

    Effective January 1, 2000, the Company adopted Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements," ("SAB 101") issued by the Securities and Exchange Commission in December 1999. SAB 101 requires sales to be recognized, among other things, when the risk of ownership transfers to the customer. Hines now records revenue, net of sales discounts and allowances, when the risk of ownership is transferred to the customer. The adoption of SAB 101 did not have a material effect on the financial position or results of operation of the Company.

    Concentration of Credit Risk

    The Company is subject to credit risk primarily through its accounts receivable balances. Credit risk on accounts receivable balances are minimized as a result of its large and diverse nature of the Company's customer base throughout North America. The Company does not require collateral for its accounts receivable. Certain customers are granted deferred payment terms ("dating"). At December 31, 2000 and 1999, significant accounts receivable balances were subject to dating terms. The Company's largest customer accounted for approximately 29%, 20% and 14% of the Company's consolidated net sales in 2000, 1999 and 1998, respectively.

                            HINES HORTICULTURE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in Thousands)


    Amortization of Deferred Financing Expenses

    Deferred financing expenses are being amortized using a method, which approximates the effective interest method over the term of the associated financing agreements.

    Depreciation and Depletion

    Fixed assets are stated at cost less accumulated depreciation. Interest is capitalized for qualifying assets during the assets' acquisition period. The amount of interest capitalized for the years ended December 31, 2000, 1999 and 1998 was $984, $467 and $709, respectively. Capitalized interest is recorded as part of the asset to which it relates and is amortized over the respective asset's estimated useful life. Depreciation has been provided for on the straight-line method over the following estimated economic useful lives:

    Buildings                   20 to 60 years
    Machinery and equipment     2 to 25 years
    Vehicles and trailers       2 to 15 years
    Software                    5 to 10 years
    Furniture and fixtures      3 to 5 years

    Bog depletion is based on the volume of peat produced during the year at rates which will amortize the bog acquisition costs, as well as the initial bog clearing and development costs, over the period of production of peat from the bog.

    Goodwill

    Goodwill recorded in connection with the Company's acquisitions as discussed in Note 3 is being amortized over an estimated life of 35 years.

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

    Internal Use Software

    The Company capitalizes costs of materials, consultants, interest and payroll and payroll-related costs for employees incurred in developing internal-use computer software in accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Computer software costs are being amortized using the straight-line method over an estimated useful life of 5 to 10 years.

                            HINES HORTICULTURE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in Thousands)


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

    Advertising

    The Company expenses advertising costs at the time the advertising first takes place. Advertising expense was $1,115, $1,372 and $1,124 for the years ended December 31, 2000, 1999 and 1998, respectively.

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

                            HINES HORTICULTURE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in Thousands)


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

    There is no difference between the numerators and denominators for basic and diluted earnings per share since common stock equivalents have been excluded from the earnings per share calculation for fiscal years 2000 and 1999 (in the amounts of 3.3 million combined options and warrants for year ended December 31, 2000 and 2.3 million options for year ended December 31, 1999) because the effect would be anti-dilutive. A reconciliation of the numerators and denominators of basic and diluted earnings per share for the year ended December 31, 1998 is as follows (in thousands, except per share amounts):

                                                 Income          Shares      Per-Share
                                               (Numerator)   (Denominator)    Amount
                                               -----------   -------------   ---------
         Income before extraordinary item       $  10,474
         Less: Preferred stock dividends           (5,609)
                                                ---------
         Basic EPS
         Income applicable to common stock          4,865          15,107     $   0.32
                                                                              ========
         Effect of Dilutive Securities
         Warrants                                      40             218
         Convertible notes                             18              28
                                                 --------        --------
         Diluted EPS
         Income applicable to common stock
         plus assumed conversions               $   4,923          15,353     $   0.32
                                                =========        ========     ========


    Shipping and Handling Fees and Costs

    In September 2000, the Emerging Issues Task Force ("EITF") reached a final consensus on Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs" ("EITF 00-10"). EITF 00-10 is effective in the fourth quarter of 2000 and addresses the income statement classification of amounts charged to customers for shipping and handling, as well as costs related to shipping and handling. The EITF concluded that amounts billed to a customer in a sale transaction related to shipping and handling should be classified as revenue. The Company adopted EITF 00-10 in the fourth quarter of 2000. Prior to adopting EITF 00-10, the Company classified certain shipping and handling fees as an offset to selling and distribution expenses. Shipping and handling fees reclassified to revenues totaled $23,275 $22,275 and $16,729 in 2000, 1999 and 1998, respectively.

    The Company classifies shipping and handling costs as part of selling and distribution expenses. Shipping and handling costs were $82,789, $58,841 and $47,478 in 2000, 1999 and 1998, respectively.

                            HINES HORTICULTURE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in Thousands)

    Recent Accounting Pronouncements

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), as amended. SFAS 133 requires the recognition of the fair value of all derivative instruments on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. If the derivative qualifies as a hedge, the change in its fair value will be recognized in other comprehensive income until the hedged item is recognized in earnings. The Company will adopt SFAS 133 effective January 1, 2001. Adoption of these new accounting standards will result in a one-time cumulative after-tax reduction in accumulated other comprehensive income of approximately $2.3 million in the first quarter of 2001. The adoption will also impact assets and liabilities.

    Reclassifications

    Certain prior year amounts have been reclassified to conform to current year presentations.


2.  Initial Public Offering

    On June 22, 1998, the Company completed the issuance of 5.1 million shares of common stock through an initial public offering ("the Offering"), resulting in net proceeds to the Company (after deducting issuance costs) of approximately $50,200. A portion of the proceeds were used to repay, in part, certain borrowings secured by real property bearing interest at 11.75% per annum maturing on June 27, 2005. The remaining proceeds were used for the redemption on July 29, 1998 of $42,000 in aggregate principal amount of the 11.75% Senior Subordinated Notes due 2005, Series B (the "Senior Subordinated Notes"). The Senior Subordinated Notes were redeemed at a price of 109.139% of the aggregate principal amount thereof ($45,800 at July 29, 1998), plus accrued and unpaid interest thereon through the date of redemption. Payment of the redemption premium and the recognition of a portion of the deferred costs related to the Senior Subordinated Notes resulted in an extraordinary loss of $3,000, net of related income taxes of $2,000, during the year ended December 31, 1998.

    Concurrent with the closing of the Offering, the Company entered into an amended and restated senior credit facility (the "Senior Credit Facility") to provide for a new $50,000 term loan and $200,000 revolving credit facility, as further discussed in Note 7. The revolving credit facility is comprised of a $100,000 working capital revolver and a $100,000 acquisition revolver. The Senior Credit Facility replaced the Company's existing senior credit facility and increased the aggregate size of the Company's borrowing facilities by $100,000. The prepayment of the previous credit facilities resulted in an extraordinary loss related to the write-off of unamortized financing costs of $1,400, net of $1,000 in related income taxes, during the year ended December 31, 1998.

3.  Acquisitions

    The following acquisitions have been accounted for under the purchase method for accounting purposes. The consolidated financial statements include the operating results of each acquired company from the respective acquisition date.

                            HINES HORTICULTURE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in Thousands)

For the Year Ended December 31, 2000

    On January 14, 2000, the Company completed its acquisition of certain assets (primarily land and buildings) and all of the outstanding capital stock of Willow Creek Greenhouses, Inc. ("Willow Creek"), a producer of quality annual bedding plants and holiday plants. The total acquisition price was approximately $18,800, which resulted in goodwill of approximately $9,700. In accordance with the terms of the purchase agreement, and as a result of Willow Creek achieving certain operating results relating to the year ended December 31, 2000, the Company will be making an additional purchase price payment of $850 in fiscal 2001. At December 31, 2000, the Company recorded this amount as goodwill. In addition, contingent upon Willow Creek achieving certain operating results for the year ended December 31, 2001, the Company may be required to make additional purchase price payments of up to $665 in fiscal 2002.

    On March 3, 2000, the Company completed its acquisition of (i) substantially all of the assets and certain liabilities of Lovell Farms, Inc. and Botanical Farms, Inc.; (ii) the capital stock of Enviro-Safe Laboratories, Inc. and (iii) the partnership interest of Lovell Properties (collectively referred to as "Lovell"). Lovell is a producer of quality annual bedding and holiday plants. The total acquisition price was approximately $92,000, which resulted in goodwill of approximately $72,200. In accordance with the terms of the purchase agreement, and as a result of Lovell achieving certain operating results relating to the year ended December 31, 2000, the Company will be making an additional purchase price payment of $7,500 in fiscal 2001. At December 31, 2000, the Company recorded this amount as goodwill. In addition, contingent upon Lovell achieving certain operating results for the year ended December 31, 2001, the Company may be required to make additional purchase price payments of up to $5,000 in fiscal 2002.

For the Year Ended December 31, 1999

    On August 2, 1999, the Company completed its acquisition of the outstanding capital stock of Strong Lite, Inc. ("Strong Lite"), a producer and marketer of bark-based growing media. The total acquisition price was approximately $13,400, which resulted in goodwill of approximately $6,900.

    On August 23, 1999, the Company acquired certain assets (primarily inventory and fixed assets) relating to the bark-based growing media business of Pro-Gro Products, Inc. and related companies ("Pro Gro"). The total acquisition price was approximately $17,100, which resulted in goodwill of approximately $13,000.

    On September 9, 1999, the Company completed its acquisition of the outstanding capital stock of Atlantic Greenhouses, Inc. ("Atlantic"), a specialized producer of florist quality, flowering potted plants and annual bedding plants. The total acquisition price was approximately $30,100, which resulted in goodwill of approximately $1,500.

For the Year Ended December 31, 1998

    On April 6, 1998, the Company completed its acquisition of all of the issued and outstanding shares of capital stock of Lakeland, a producer of sphagnum peat moss in western Canada. The total acquisition price was approximately $22,400.

                            HINES HORTICULTURE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in Thousands)

Pro Forma Operating Data

    The following selected unaudited pro forma results of operations for the years ended December 31, 2000 and 1999 gives effect to the acquisitions of Strong Lite, Pro Gro, Atlantic, Willow Creek and Lovell as if they had occurred on January 1, 1999 (in thousands, except per share data):


                                             For the Years Ended December 31,
                                             --------------------------------
                                                 2000             1999
                                               --------         --------
Sales, net                                     $430,478         $397,005
Net Income                                       12,388           16,480
Basic and diluted earnings per share:          --------         --------
   Income per common share                     $   0.56         $   0.75

4.  Unusual Expenses

    On November 4, 2000, the Company's Seba Beach growing media production facility located in Alberta, Canada was substantially destroyed by fire. The facility and its operations are covered by replacement and business interruption insurance. During the fourth quarter of 2000, the Company recorded an unusual expense of $1,540 representing $2,500 of insurance proceeds received to cover business interruption expenses and to replace the assets that had been destroyed by the fire, which was offset by $3,526 and $514 of costs representing the net book value of the assets destroyed and other additional costs related to the fire, respectively.

5.  Inventories

    Inventories consisted of the following:

                                                     December 31,
                                                  -------------------
                                                    2000       1999
                                                  --------   --------

     Nursery stock                                $146,924   $121,330
     Finished goods                                  8,213     10,799
     Materials and supplies                         13,438     12,786
                                                  --------   --------
                                                  $168,575   $144,915
                                                  ========   ========

6.  Fixed Assets

    Fixed assets consisted of the following:

                                                     December 31,
                                                  -------------------
                                                    2000       1999
                                                  --------   --------
     Land                                         $ 27,955   $ 13,222
     Peat reserves and bog costs                    60,317     59,031
     Buildings and improvements                     94,196     72,795
     Machinery and equipment                        57,947     51,706
     Software                                        8,492      1,922
     Construction in progress                        9,085      9,096
                                                  --------   --------
                                                   257,992    207,772
     Less accumulated depreciation
      and depletion                                 49,273     38,455
                                                  --------   --------
                                                  $208,719   $169,317
                                                  ========   ========

                            HINES HORTICULTURE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in Thousands)

7.  Revolving Lines of Credit

    Concurrent with the Offering, the Company entered into a new Senior Credit Facility to provide for a $50,000 term loan, a $100,000 acquisition revolving credit facility and a $100,000 working capital revolving credit facility. On March 3, 2000, in connection with the Lovell acquisition, the Company entered into an amendment to its existing Senior Credit Facility (the "Amended Senior Credit Facility") to provide for a new $100,000 term loan and a $15,000 increase in the Company's existing working capital revolving credit facility.

    The interest rate spread over the U.S. prime rate and Eurodollar rate varies depending upon the Company's quarterly leverage and interest coverage ratios as defined in the Amended Senior Credit Facility agreement. The revolving credit facility and all other obligations under the Amended Senior Credit Facility are secured by substantially all of the assets and common stock of Hines Nurseries and Sun Gro- U.S., as well as a pledge of 65% of the common stock of Sun Gro-Canada. The Amended Senior Credit Facility contains covenants that, among other matters, establish minimum interest coverage and net worth and maximum leverage ratios and capital expenditure amounts. The average daily amount of the unused portion of the revolving credit facility is subject to a commitment fee that varies depending upon the Company's quarterly leverage ratio as defined in the Amended Senior Credit Facility agreement. The revolving credit facility expires on June 30, 2003. Amounts borrowed under the acquisition facility converted into a term loan on June 30, 2000 and began to amortize thereafter. The weighted average interest rate on borrowings outstanding under the Company's revolving lines of credit for the years ended December 31, 2000 and 1999 were approximately 10.4% and 6.7%, respectively.

    As a result of higher working capital requirements, higher borrowing levels and increased interest rates, the Company was unable to comply with two of its covenants under its Amended Senior Credit Facility during the third quarter of fiscal year 2000. The Company obtained waivers from the lenders waiving noncompliance through November 30, 2000 and subsequently amended the Company's Amended Senior Credit Facility, as described below.

    Effective November 28, 2000 the Company's Amended Senior Credit Facility was amended to (i) provide the Company with additional revolving loan commitments in the amount of $30,000 guaranteed by its majority shareholder, MDCP, which can only be borrowed and can only be outstanding between March 15 and June 15 of 2001 and 2002, (ii) increase the interest rate on all loans by 1/4% to 1/2%,
(iii) reset the financial covenants that establish minimum interest coverage ratios and net worth levels and maximum leverage ratios and capital expenditure amounts, (iv) add a minimum EBITDA covenant, (v) amend the clean down requirement for working capital revolving loans and (vi) provide for additional restrictions on the Company's ability to make acquisitions and reinvest proceeds from asset sales. In consideration for its guarantee on the additional revolving loan commitments, MDCP received a fee of $600 and warrants to purchase 440,000 shares of the Company's common stock, as further discussed in Note 10. All other significant terms and conditions of the Amended Senior Credit Facility remain unchanged.

    Effective November 28, 2000, Hines Nurseries also received the approval of its noteholders to amend the Indenture governing Senior Subordinated Notes due for the purpose of amending the definition of "Permitted Indebtedness" within the Indenture to include (i) all indebtedness that may be incurred under the Amended Senior Credit Facility in an aggregate principal amount to not exceed $365,000 (less the amount of all mandatory principal repayments and required permanent reductions made thereunder) plus (ii) up to an additional $35,000 in indebtedness under the additional revolving loan commitments, provided that such borrowings may only be borrowed and may only be outstanding between March 15 and June 15 of 2001 and 2002. In consideration for the amendment, Hines Nurseries agreed to (i) pay a fee of $35 per $1,000 of the principal amount of Notes, (ii) increase the interest rate thereon from 11 3/4% to 12 3/4% per annum, (iii) increase the optional redemption price to 106.00% of the principal amount thereof, (iv) increase the purchase price upon a change of control from 101.00% to 105.00% of the principal amount thereof and add to the events that constitute a change of control and (v) pay a premium at maturity equal to 5.00% of the principal amount to be repaid. All other terms of the Notes remain unchanged.

                            HINES HORTICULTURE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in Thousands)


    As a result of the above noted amendment, the Company expects to meet the covenants as determined in the Amended Senior Credit Facility through September 30, 2002. Management is currently considering various alternatives to facilitate the refinancing or repayments of amounts due under the Amended Senior Credit Facility in 2002. Management believes at this time that the Company will be able to successfully refinance or repay amounts due under the Amended Senior Credit Facility in accordance with its terms; however, there is no assurance that the Company will be able to do so.


8.    Long-term Debt
                                                                 December 31,   December 31,
                                                                    2000            1999
                                                                 ------------   ------------
   Term debt, interest at the bank's reference rate (9.50% at
   December 31, 2000) plus 2.75% or the Eurodollar rate plus
   3.75%.  Principal payments due from June 30, 2001 through
   February 28, 2005 ranging from $333 to $50,000, as specified
   in the loan agreement.                                           $100,000        $      -

   Acquisition term loan, interest at the bank's reference rate
   (9.50% and 8.50% at December 31, 2000 and 1999, respectively)
   plus 2.5% or the Eurodollar rate plus 3.50%. Principal
   payments due from June 30, 2001 through June 30, 2003 ranging from 3.75% to 37.5% of the outstanding balance as of June 26,
   2000, as specified in the loan agreement.                          93,718          79,650

   Term debt, interest at the bank's reference rate (9.50% and
   8.50% at December 31, 2000 and 1999, respectively) plus 2.50%
   or the Eurodollar rate plus 3.50%.  Principal payments due from June 30, 2001 through June 30, 2003 ranging from $3,750
   to $11,250, as specified in the loan agreement.                    41,250          48,250

   Senior Subordinated Notes, Series B, interest at 12.75%
   payable semi-annually on each June 30 and December 31,
   maturing on October 15, 2005.                                      78,066          78,000

   Other obligations due at various dates through 2004.                2,386           2,507
                                                                    --------        --------
                                                                     315,420         208,407
   Less current portion                                               26,513          12,730
                                                                    --------        --------
                                                                    $288,907        $195,677
                                                                    ========        ========

                            HINES HORTICULTURE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in Thousands)


    The following are the Company's estimated principal maturities of long-term debt outstanding for each of the next five years ending December 31 and thereafter:


                     2001                          $ 26,512
                     2002                            64,275
                     2003                            49,377
                     2004                            47,124
                     2005                           128,048
                     Thereafter                          84
                                                   --------

                                                   $315,420
                                                   ========

    The Senior Subordinated Notes were issued by Hines Nurseries and are redeemable, in whole or in part, at the option of the Company, on or after October 15, 2000 at a redemption price of 106.00% of the principal amount thereof plus accrued interest, if any, to the date of redemption. Upon a change of control, each holder will have the right to require Hines Nurseries to repurchase such holder's notes at a price equal to 105.00% of the principal amount thereof plus accrued interest, if any, to the date of repurchase. The Senior Subordinated Notes are unsecured and subordinated to all existing and future senior debt and unconditionally guaranteed on a senior subordinated basis by Hines and Sun Gro-U.S.

    The indenture governing the Senior Subordinated Notes imposes certain limitations on the ability of Hines and Sun Gro-U.S. to, among other things, incur additional indebtedness, pay dividends or make certain other restricted payments and consummate certain asset sales.

9.  Commitments and Contingencies

Operating Leases

    The Company leases certain land, office and warehouse facilities under various renewable long-term operating leases, which expire through 2010. Certain of these leases include escalation clauses based upon changes in the consumer price index and/or the fair rental value of leased land. One of the operating land leases requires the Company to pay rent equal to the greater of 2.25 percent, increasing to 3 percent by the year 2010, of the sales derived from the related land, or a minimum per acre amount, as defined in the agreement. Total rent expense under these operating lease agreements for the years ended December 31, 2000, 1999 and 1998 was $2,211, $1,683 and $1,592, respectively.

    The following are the Company's future minimum annual payments under its non-cancelable operating leases for each of the next five years ending December 31 and thereafter:

                     2001                          $ 6,092
                     2002                            5,151
                     2003                            3,544
                     2004                            2,940
                     2005                            2,478
                     Thereafter                      9,558
                                                   -------
                                                   $29,763
                                                   =======

                           HINES HORTICULTURE, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Dollars in Thousands)


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

10.  Shareholders' Equity

     Stock Option Plan: On June 22, 1998, the Board adopted the 1998 Long-Term Equity Incentive Plan (the "1998 Stock Plan"). The 1998 Stock Plan provides for grants of stock options, stock appreciation rights, restricted stock, performance awards and any combination of the foregoing to certain directors, officers and employees of the Company and its subsidiaries. The purpose of the 1998 Stock Plan is to provide such individuals with incentives to maximize shareholder value and otherwise contribute to the success of the Company and to enable the Company to attract, retain and reward the best available persons for positions of substantial responsibility. The options are granted at the fair market value of the shares underlying the options at the date of grant, and generally become exercisable over a four-year period and expire in ten years.

     On June 1, 2000, the Board adopted and approved to increase the number of shares of common stock available for issuance under the 1998 Stock Plan by 1 million shares. At December 31, 2000, the Company had reserved 3.6 million shares of its common stock for issuance upon exercise of options granted or to be granted under this plan.

     In November 2000, and in conjunction with the Amendment to the Senior Credit Facility, as further discussed in Note 7, the Company issued warrants to purchase 440,000 shares of the Company's common stock to its majority shareholder, MDCP. The warrants were issued with an exercise price of $3.50 per share, are fully vested at December 31, 2000 and are exercisable through December 31, 2005. The fair value of the warrants was estimated to be $843 and is being amortized to interest expense over the period MDCP is providing the guarantee or through June 15, 2002.

     The Company adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") in 1998. As permitted by SFAS 123, the Company measures compensation cost in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, but provides pro forma disclosures of net income and earnings per share as if the fair value method (as defined in SFAS 123) had been applied. Had compensation cost been determined using the fair value method prescribed by SFAS 123, the Company's net income and earnings per share for the years ended December 31, 2000 and 1999 would have been as follows (in thousands, except per share amounts):

                           HINES HORTICULTURE, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Dollars in Thousands)

                                                       2000     1999
                                                    -------  -------
  Pro forma net income:                             $10,422  $13,652

  Pro forma basic and diluted earnings per share    $  0.47  $  0.62


     The Company estimates the weighted average fair value of each stock option on the grant date using the Black-Scholes option pricing model with the following weighted-average assumptions:


                                  2000        1999
                                 -----        ----

  Dividend yield                     0%          0%
  Expected volatility            92.58%       60.7%
  Risk-free interest rate         5.56%       5.56%
  Expected life              Six years   Six years


     A summary of the status of the Company's stock option plan as of December 31 is presented below:


                                                    2000                           1999                          1998
                                      -------------------------------- ---------------------------- ------------------------------
                                                      Weighted Average             Weighted Average               Weighted Average
                                         Shares         Exercise Price    Shares     Exercise Price     Shares      Exercise Price
                                      -------------- ----------------- ----------- ---------------- ------------ -----------------
Outstanding -beginning of year            2,274,470            $10.99   2,043,951           $10.99            -          $    -
Granted                                     287,600              7.86     376,363            11.00     2,081,600           10.99
Granted                                     200,000              6.88          -                -             -               -
Granted                                     297,200              6.38          -                -             -               -
Exercised                                        -                 -           -                -             -               -
Cancelled                                  (161,790)            10.73    (145,844)           11.00       (37,649)          11.00
                                          ---------                     ---------                      ---------
Outstanding -end of year                  2,897,480            $ 9.93   2,274,470           $10.99     2,043,951          $10.99
                                          =========                     =========                      =========
Weighted average fair value
  of options granted                                           $ 3.69                       $ 4.40                        $ 4.93
                                                               ======                       ======                        ======

          The weighted average remaining contractual life was eight years at December 31, 2000. As of December 31, 2000, expiration dates ranged from June 22, 2008 to July 3, 2010. The range of exercise prices was $6.00 to $11.00 for options outstanding as of December 31, 2000.

                            HINES HORTICULTURE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in Thousands)

11.  Income Taxes

  The components of income (loss) before provision for income taxes and the provision for income taxes consisted of the following:

                                        For the Years Ended December 31,
                                      -----------------------------------
                                         2000         1999         1998
                                      ---------     --------     --------
Income (loss) before income taxes:
U.S.                                   $16,504      $20,812      $17,890
Foreign                                   (257)       3,252         (571)
                                       -------      -------      -------
                                       $16,247      $24,064      $17,319
                                       =======      =======      =======
Current:
Federal                                $   --       $    61      $   --
State                                      --           130           41
Foreign                                    605          523          143
                                       -------      -------      -------
                                       $   605      $   714      $   184
                                       =======      =======      =======
Deferred provision (benefit):
Federal                                $ 3,643      $ 7,614      $ 5,974
State                                      764          876          867
Foreign                                 (1,203)        (560)        (180)
                                       -------      -------      -------
                                         3,204        7,930        6,661
                                       -------      -------      -------
                                       $ 3,809      $ 8,644      $ 6,845
                                       =======      =======      =======

  The reported provision for income taxes differs from the amount computed by applying the statutory federal income tax rate of 34 percent to income before provision for income taxes as follows:

                                        For the Years Ended December 31,
                                      -----------------------------------
                                         2000         1999         1998
                                      ---------     --------     --------
Provision computed at statutory rate    $ 5,686      $8,182       $5,888
Increase (decrease) resulting from:
State tax, net of federal benefit           764       1,007          605
Foreign taxes                               (12)        179          (13)
Goodwill                                    470         395          349
Meals and entertainment                     173         198          199
Reduction in tax reserves                    -         (918)         --
FAS 52 -Translation remeasurement        (2,995)        --           --
Capital loss valuation allowance           (571)        --           --
Other                                       294        (399)        (183)
                                        -------      ------       ------
                                        $ 3,809      $8,644       $6,845
                                        =======      ======       ======

                            HINES HORTICULTURE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in Thousands)

Deferred tax assets (liabilities) are comprised of the following:


                                                          December 31,
                                                      --------------------
                                                        2000        1999
                                                      --------   --------
Deferred tax assets:
Deferred expenses                                     $    879   $    839
Capital loss carryforwards                                 559        571
Deferred currency loss                                     658        460
Net operating loss carryforwards                        19,432     13,630
Foreign currency cumulative translation adjustment       2,700      2,700
Book/tax difference in debt                              5,751         --
Other                                                      878        557
Valuation allowance                                         --       (571)
                                                      --------   --------
Gross deferred tax assets                               30,857     18,186
                                                      --------   --------

Deferred tax liabilities:
Accrual to cash adjustment                             (63,432)   (48,171)
Fixed asset basis differences                          (30,560)   (28,184)
Investment in foreign subsidiary                            --     (2,995)
Other                                                   (1,788)      (482)
                                                      --------   --------
Gross deferred tax liabilities                         (95,780)   (79,832)

Net deferred tax liability                            $(64,923)  $(61,646)
                                                      ========   ========
Deferred income tax liability, current                $(61,585)  $(46,565)

Deferred income tax liability, non-current              (3,338)   (15,081)
                                                      $(64,923)  $(61,646)
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

     At December 31, 2000, the Company had approximately $52,448 in net operating loss carryforwards for federal income tax reporting purposes. The Company's federal net operating losses begin to expire in 2005.

     At December 31, 2000, Sun Gro-Canada had capital loss carryforwards of approximately Cdn. $2,121 (U.S. $1,416). These capital loss carryforwards may be carried forward indefinitely, but may only be used to the extent of capital gains realized by Sun Gro-Canada. At December 31, 1999, a full valuation allowance of approximately $571 had been recorded against the deferred tax asset associated with these capital loss carryforwards. In the opinion of management, it was determined during 2000 that the valuation allowance should be reversed, as the capital loss carryforwards are more likely than not to be realized in the future.

                            HINES HORTICULTURE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in Thousands)

     Through December 31, 1999, a total of $3,000 in deferred taxes had been provided against pretax income on translation gains and losses arising from the remeasurement of the financial statements of Sun Gro-Canada into U.S. dollars. In recent years, the Company's Canadian operations have become more self-sufficient and less dependent upon its U.S.-based parent. This trend has continued into 2000 to the extent that management considers its investment in Sun Gro-Canada to be essentially permanent in duration. To the extent that the Company's investment in Sun Gro-Canada is permanent in duration, deferred taxes need not be provided on translation gains and losses. Accordingly, the tax provision for the year ended December 31, 2000 has been reduced by a deferred tax benefit of $3,000 reflecting deferred taxes which had previously been provided against pretax income on translation gains and losses arising from the remeasurement of the financial statements of Sun Gro-Canada into U.S. dollars.


12.  Employee Benefit Plans

     As of January 1, 2001, Hines Nurseries established a 401(k) Retirement Savings Plan for salaried and permanent hourly employees. Participants may make voluntary contributions to the plan up a maximum of $10.5 not to exceed 15 percent of their annual compensation (as defined). The Hines' matching contribution to the Plan is equal to 25% of the participant's voluntary contribution not to exceed 4% of the participant's salary per calendar year.

     Sun Gro sponsors a 401(k) Retirement Savings Plan for salaried and permanent hourly U.S. employees (the "U.S. Plan") and a Registered Pension Plan for Canadian salaried and certain hourly employees (the "Canadian Plan"). Participants of the U.S. Plan may make voluntary contributions to the plan up a maximum of $10.5 not to exceed 15 percent of their annual compensation (as defined). The Sun Gro match contribution formula is based on return on sales for the previous year. The Sun Gro match contribution to the U.S. Plan may not exceed $3.5 per participant per calendar year.

     Certain participants of the Canadian Plan may make contributions to the plan up to 5 percent and 3 percent of their compensation (as defined) and may make voluntary contributions to the plan up to 18 percent of their compensation (as defined). Sun Gro contributes up to 5 percent and 3 percent of each participant's compensation (as defined) to the Canadian Plan with no maximum for the salaried and hourly plans, respectively. The participants required contributions and employer contributions vary for those employees under a collective bargaining agreement.

     The total expense related to the Hines and Sun Gro plans were $500, $444 and $0 for the years ended December 31, 2000, 1999 and 1998, respectively.

13.  Segment Information

     The Company operates in two business segments in the horticultural industry: the nursery business and the growing media business. The Company evaluates the performance of its segments based primarily on operating income. Refer to Note 18 "Guarantor/ Non-guarantor Disclosures" for the required disclosures about the Company's segments for the three years ended December 31, 2000.

                            HINES HORTICULTURE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in Thousands)

14.  Supplemental Cash Flow Information

     Supplemental disclosure of non-cash investing and financing activities were as follows:


                                               December 31,
                                      -------------------------------
                                          2000       1999       1998
                                      --------   --------   --------
  Fair value of assets acquired       $116,797   $ 74,814   $ 30,535
  Liabilities assumed and incurred
   in connection with acquisitions      (6,007)   (13,229)   (10,606)
                                      --------   --------   --------
  Cash paid                           $110,790   $ 61,585   $ 19,929
                                      ========   ========   ========


15.  Fair Values of Financial Instruments

     The Company used the following methods and assumptions in estimating its fair value disclosures for financial instruments:

Cash

     The carrying amount reported in the balance sheet for cash approximates its fair value.

Short-term and Long-term Debt

     The fair value of the Senior Subordinated Notes is based on the closing price of the debt securities at December 31, 2000 and 1999. The carrying amount of the Company's other long-term debt approximates its fair value based upon borrowing rates currently available to the Company. The carrying amount of the short-term debt approximates the fair value based on the short-term maturity of the instrument.

Interest Rate Swap

     In May 2000, the Company entered into an interest rate swap agreement to hedge $75,000 of its long-term debt. The Company does not hold or issue interest rate swap agreements for trading purposes. This interest rate swap agreement effectively converts a portion of the Company's variable rate debt to a fixed rate of 7.13% based on the 3-month London Interbank Offering Rate ("LIBOR") rate in effect at the beginning of each quarterly period, with a maximum rate of 8%. The interest rate swap agreement matures in February 2005.

     The carrying amounts and estimated fair values of the Company's financial instruments at December 31, 2000 and 1999 are as follows:


                                              December 31,
                               -------------------------------------------
                                       2000                  1999
                               --------------------  ---------------------
                               Carrying   Estimated   Carrying   Estimated
                                Amount   Fair Value   Amount    Fair Value
                               --------  ----------  ---------  ----------
  Cash                         $     --    $     --  $     --    $     --
  Short-term debt                79,500      79,500    34,750      34,750
  Long-term debt (including
   current portion)             315,420     300,600   208,407     210,747
  Interest rate swap
   agreement liability               --       3,896        --          --


                            HINES HORTICULTURE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in Thousands)


16.  Valuation and Qualifying Accounts

     Activity with respect to the Company's allowance for doubtful accounts receivable is summarized as follows:



                             For the Years Ended December 31,
                           -----------------------------------
                             2000          1999          1998
                           ------         ------        ------
  Beginning balance        $1,444         $1,224        $1,193
  Acquisition increases       297            642            --
  Charges to expense        1,140             94           131
  Amounts written off        (677)          (516)         (100)
                           ------         ------        ------
  Ending balance           $2,204         $1,444        $1,224
                           ======         ======        ======


17.  Geographic Information

     Geographic information is summarized as follows:


                                       For the Years Ended December 31,
                                       -------------------------------
                                         2000       1999        1998
                                       --------   --------    --------
  Net Sales:
   United States
    Sales to unaffiliated customers    $412,906   $288,295    $238,384

   Canada
    Sales to unaffiliated customers      13,195     11,630      13,307
    Transfers to other geographic
     areas                               21,505     21,129      19,758
    Eliminations                        (24,291)   (21,129)    (19,758)
                                       --------   --------    --------
                                       $423,315   $299,925    $251,691
                                       ========   ========    ========

  Operating income:
   United States                       $ 51,612   $ 38,202    $ 32,988
   Canada                                 2,924      4,020       4,791
                                       --------   --------    --------
                                       $ 54,536   $ 42,222    $ 37,779
                                       ========   ========    ========

  Total assets:
   United States                       $521,013   $350,022    $241,090
   Canada                                69,346     71,001      75,797
   Eliminations                          (2,386)    (2,242)     (1,777)
                                       --------   --------    --------
                                       $587,973   $418,781    $315,110
                                       ========   ========    ========

     Export sales from the United States totaled $7,588, $7,434 and $9,952 for the years ended December 31, 2000, 1999 and 1998, respectively.

                            HINES HORTICULTURE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in Thousands)



18.  Guarantor/Non-guarantor Disclosures
     -----------------------------------

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

     The following condensed consolidating information shows (a) Hines on a parent company basis only as the parent guarantor (carrying its investment in its subsidiary under the equity method), (b) Hines Nurseries as the issuer (carrying its investment in its subsidiary under the equity method), (c) Sun Gro-U.S. as subsidiary guarantor (carrying its investment in Sun Gro-Canada under the equity method), (d) Sun Gro-Canada and its direct and indirect subsidiaries, as subsidiary non-guarantors, (e) eliminations necessary to arrive at the information for the parent guarantor and its direct and indirect subsidiaries on a consolidated basis and (f) the parent guarantor on a consolidated basis, as follows:

     .  Consolidating balance sheets as of December 31, 2000 and December 31,
        1999;

     . Consolidating statements of operations for the year ended December 31, 2000, 1999 and 1998; and

     . Consolidating statements of cash flows for the year ended December 31, 2000, 1999 and 1998.

                    Guarantor / Non-guarantor  Disclosures
                         Consolidating Balance Sheet
                            As of December 31, 2000
                            (Dollars in thousands)

                                         ------------------------------------------------------------------------------------------
                                                        Nursery             Growing Media Segment
                                                        Segment
                                          -----------------------------------------------------------------------------------------
                                                                                 Sun Gro
                                           Hines                    Sun Gro       Canada
                                        Horticulture    Hines         U.S.      (Subsidiary
                                          (Parent      Nurseries   (Subsidiary      Non-       Sun Gro               Consolidated
                                         Guarantor)     (Issuer)    Guarantor)   Guarantors)  Sub-total  Eliminations    Total
                                         ------------------------------------------------------------------------------------------
  ASSETS
  Current assets:
    Cash                                  $      -     $      -       $     -      $     -      $      -      $      -    $      -
    Accounts receivable, net                     -       26,754        19,681        2,667        22,348             -      49,102
    Inventories                                  -      153,125         7,881        7,569        15,450             -     168,575
    Prepaid expenses and other current           -        1,880         2,060        1,602         3,662             -       5,542
     assets
    Deferred income taxes                        -          122         1,239          608         1,847        (1,969)          -
                                          --------     --------       -------      -------      --------     ---------    --------
       Total current assets               $      -     $181,881       $30,861      $12,446      $ 43,307       ($1,969)   $223,219
                                          --------     --------       -------      -------      --------     ---------    --------
  Fixed assets, net                              -      141,210        12,819       54,690        67,509             -     208,719
  Deferred financing expenses, net             797       11,288             -            -             -             -      12,085
  Goodwill, net                                  -      124,196        19,082          672        19,754             -     143,950
  Deferred income taxes                         37       20,828             -        1,538         1,538       (22,403)          -
  Investments in subsidiaries               94,057        9,211         7,283            -         7,283      (110,551)          -
                                          --------     --------       -------      -------      --------     ---------    --------
                                          $ 94,891     $488,614       $70,045      $69,346      $139,391     ($134,923)   $587,973
                                          ========     ========       =======      =======      ========     =========    ========
  LIABILITIES AND SHAREHOLDERS' EQUITY

  Current liabilities:
    Accounts payable                      $      -     $  8,919       $ 1,836      $ 2,910      $  4,746      $      -    $ 13,665
    Accrued liabilities                          -       13,151         2,294          531         2,825             -      15,976
    Accrued payroll and benefits                 -        7,339           916        1,095         2,011             -       9,350
    Accrued interest                             -        1,732             -            -             -             -       1,732
    Long-term debt, current portion              -       18,196         3,769        4,548         8,317             -      26,513
    Borrowings on revolving credit               -       79,500             -            -             -             -      79,500
      facility
    Deferred income taxes                        -       63,554             -            -             -        (1,969)     61,585
    Intercompany accounts                    7,484      (54,698)       27,738       19,476        47,214             -           -
                                          --------     --------       -------      -------      --------     ---------    --------
     Total current liabilities               7,484      137,693        36,553       28,560        65,113        (1,969)    208,321
                                          --------     --------       -------      -------      --------     ---------    --------
  Long-term debt                                 -      251,823        24,875       12,209        37,084             -     288,907
  Deferred income taxes                          -       11,300        (2,353)      16,794        14,441       (22,403)      3,338
  Shareholders' equity
    Common stock                               221       17,971        11,414        4,500        15,914       (33,885)        221
    Additional paid-in capital             128,781       21,362         5,889        1,778         7,667       (29,029)    128,781
    Notes receivable from stock sales          (30)           -             -            -             -             -         (30)
    Retained earnings (deficit)            (36,707)      48,465        (1,475)       5,505         4,030       (52,495)    (36,707)
    Accumulated other comprehensive loss    (4,858)           -        (4,858)           -        (4,858)        4,858      (4,858)
                                          --------     --------       -------      -------      --------     ---------    --------
    Total shareholders' equity              87,407       87,798        10,970       11,783        22,753      (110,551)     87,407
                                          --------     --------       -------      -------      --------     ---------    --------
                                          $ 94,891     $488,614       $70,045      $69,346      $139,391     ($134,923)   $587,973
                                          ========     ========       =======      =======      ========     =========    ========

                                  Guarantor / Non-guarantor Disclosures - (Continued)
                                              Consolidating Balance Sheet
                                                 As of December 31, 1999
                                                  (Dollars in thousands)

                                                              Nursery
                                                              Segment        Growing Media Segment
                                                 --------------------------------------------------------------------------------
                                                     Hines                Sun Gro  Sun Gro Canada
                                                 Horticulture   Hines      U.S.    (Subsidiary
                                                    (Parent   Nurseries (Subsidiary    Non-     Sun Gro               Consolidated
                                                   Guarantor)  (Issuer)  Guarantor) Guarantors) Sub-total Eliminations    Total
                                                 ---------------------------------------------------------------------------------
    ASSETS
    ------
Current assets:
    Cash                                         $      -    $      -    $     -    $     -    $      -    $        -    $      -
    Accounts receivable, net                            -      14,705     19,288      3,203      22,491             -      37,196
    Inventories                                         -     126,272      9,742      8,901      18,643             -     144,915
    Prepaid expenses and other current assets           -       2,460      2,231        513       2,744             -       5,204
    Deferred income taxes                              24         122      1,018        465       1,483        (1,629)          -
                                                 --------------------------------------------------------------------------------
                  Total current assets           $     24    $143,559    $32,279    $13,082    $ 45,361        ($1,629)  $187,315
                                                 --------------------------------------------------------------------------------
Fixed assets, net                                       -      99,124     12,984     57,209      70,193              -    169,317
Deferred financing expenses, net                        -       3,327          -          -           -              -      3,327
Goodwill, net                                           -      36,906     21,206        710      21,916              -     58,822
Deferred income taxes                                   -      13,606          -          -           -        (13,606)         -
Investments in subsidiaries                        81,596      12,874      7,648          -       7,648       (102,118)         -
                                                 --------------------------------------------------------------------------------
                                                 $ 81,620    $309,396    $74,117    $71,001    $145,118      ($117,353)  $418,781
                                                 ================================================================================

    LIABILITIES AND SHAREHOLDERS' EQUITY
    ------------------------------------
Current liabilities:
    Accounts payable                             $      -    $  9,709    $ 4,751    $ 3,822    $  8,573    $        -    $ 18,282
    Accrued liabilities                                 -       2,567      4,617      1,434       6,051             -       8,618
    Accrued payroll and benefits                        -       5,854        702        846       1,548             -       7,402
    Accrued interest                                    -       4,828         98          -          98             -       4,926
    Long-term debt, current portion                     -       8,669      1,516      2,545       4,061             -      12,730
    Borrowings on revolving credit facility             -      34,750          -          -           -             -      34,750
    Deferred income taxes                               -      48,194          -          -           -        (1,629)     46,565
    Intercompany accounts                           6,870     (41,587)    17,863     16,854      34,717             -           -
                                                 --------------------------------------------------------------------------------
                  Total current liabilities         6,870      72,984     29,547     25,501      55,048        (1,629)    133,273
                                                 --------------------------------------------------------------------------------

Long-term debt                                          -     149,775     29,134     16,768      45,902             -     195,677
Deferred income taxes                                   -      11,300        803     16,584      17,387       (13,606)     15,081
Shareholders' equity
    Common stock                                      221      17,971     11,414      4,500      15,914       (33,885)        221
    Additional paid-in capital                    127,938      21,362      5,889      1,777       7,666       (29,028)    127,938
    Notes receivable from stock sales                (173)          -          -          -           -             -        (173)
    Retained earnings (deficit)                   (49,145)     36,004      1,421      5,871       7,292       (43,296)    (49,145)
    Accumulated other comprehensive loss           (4,091)          -     (4,091)         -      (4,091)        4,091      (4,091)
                                                 --------------------------------------------------------------------------------
                  Total shareholders' equity       74,750      75,337     14,633     12,148      26,781      (102,118)     74,750
                                                 --------------------------------------------------------------------------------
                                                 $ 81,620    $309,396    $74,117    $71,001    $145,118     ($117,353)   $418,781
                                                 ================================================================================

                     Consolidating Statement of Operations
                     For the year ended December 31, 2000
                            (Dollars in thousands)



                                           Nursery              Growing Media Segment
                                           Segment
                                           --------     --------------------------------------
                               Hines                    Sun Gro     Sun Gro Canada
                            Horticulture    Hines         U.S.       (Subsidiary
                              (Parent     Nurseries   (Subsidiary       Non-         Sun Gro                   Consolidated
                             Guarantor)    (Issuer)    Guarantor)    Guarantors)     Sub-total   Eliminations     Total
                            -----------   ---------     --------    -------------     --------   ------------  ------------
Sales, net                  $      -       $304,202     $108,704       $34,700        $143,404    ($24,291)      $423,315
Cost of good sold                  -        143,262       63,314        21,669          84,983     (24,291)       203,954
                             ---------     --------     --------       -------        --------     -------       --------
 Gross profit                      -        160,940       45,390        13,031          58,421           -        219,361
Operating expense                  -        113,198       41,520        10,107          51,627           -        164,825
                             ---------     --------     --------       -------        --------     -------       --------
 Operating income                  -         47,742        3,870         2,924           6,794           -         54,536
                             ---------     --------     --------       -------        --------     -------       --------
Other expenses:
 Interest                         36         31,612        3,461         1,662           5,123           -         36,771
 Interest - intercompany           -         (4,095)       2,579         1,516           4,095           -              -
Amortization of deferred
 financing expenses, other   (12,461)          (283)        (343)           -             (343)     14,605          1,518
                             ---------     --------     --------       -------        --------     -------       --------
                             (12,425)        27,234        5,697        3,178            8,875      14,605         38,289
                             ---------     --------     --------       -------        --------     -------       --------

Income (loss) before
 provisions for income
 taxes                        12,425         20,508       (1,827)        (254)          (2,081)    (14,605)        16,247
Income tax (benefit)
provision                        (13)         8,047       (3,627)        (598)          (4,225)          -          3,809
                             ---------     --------     --------       -------        --------     -------       --------
Net  income                 $ 12,438       $ 12,461     $  1,800      $   344         $  2,144    ($14,605)      $ 12,438
                             =========     ========     ========       =======        ========     =======       ========


                    Consolidating Statement of Operations
                     For the year ended December 31, 1999
                            (Dollars in thousands)

                                             Nursery              Growing Media Segment
                                             Segment
                                             -------     -------------------------------------
                                 Hines                     Sun Gro    Sun Gro Canada
                              Horticulture    Hines          U.S.      (Subsidiary
                                (Parent     Nurseries    (Subsidiary       Non-        Sun Gro                Consolidated
                               Guarantor)    (Issuer)     Guarantor)    Guarantors)   Sub-total  Eliminations    Total
                              -----------   ---------    -----------    -----------   ---------  ------------ ------------
Sales, net                     $    -       $199,117        $89,178       $32,759     $121,937    $(21,129)     $299,925
Cost of goods sold                  -         93,403         47,674        19,973       67,647     (21,129)      139,921
                               --------     --------        -------       -------     --------    --------      --------
 Gross profit                       -        105,714         41,504        12,786       54,290         -         160,004
Operating expenses                  -         76,300         32,716         8,766       41,482         -         117,782
                               --------     --------        -------       -------     --------    --------      --------
 Operating income                   -         29,414          8,788         4,020       12,808         -          42,222
                               --------     --------        -------       -------     --------    --------      --------
Other expenses:
 Interest                           (20)      14,780          1,366         1,282        2,648         -          17,408
 Interest - intercompany            -         (1,657)         1,229           428        1,657         -             -
Amortization of deferred
 financing expenses, other      (15,408)      (5,625)        (2,346)          -         (2,346)     24,129           750
                               --------     --------        -------       -------     --------    --------      --------
                                (15,428)       7,498            249         1,710        1,959      24,129        18,158
                               --------     --------        -------       -------     --------    --------      --------
Income before provision
 for income taxes                15,428       21,916          8,539         2,310       10,849     (24,129)       24,064
Income tax (benefit)
 provision                            8        6,508          2,165           (37)       2,128         -           8,644
                               --------     --------        -------       -------     --------    --------      --------
Net income                     $ 15,420     $ 15,408        $ 6,374       $ 2,347     $  8,721    $(24,129)       15,420
                               ========     ========        =======       =======     ========    ========      ========

                    Consolidating Statement of Operations
                     For the year ended December 31, 1998
                            (Dollars in thousands)



                                                 Nursery              Growing Media Segment
                                                 Segment
                                                 -------       ------------------------------------
                                     Hines                     Sun Gro     Sun Gro Canada
                                  Horticulture    Hines          U.S.       (Subsidiary
                                    (Parent     Nurseries     (Subsidiary       Non-      Sun Gro                     Consolidated
                                   Guarantor)   (Issuer)       Guarantor)    Guarantors)  Sub-total   Eliminations       Total
                                 ------------  ---------      -----------  ------------- ----------   ------------    -------------
Sales, net                          $     -     $168,535        $69,849       $33,065    $102,914       $(19,758)        $251,691
Cost of goods sold                        -       78,198         36,182        20,391      56,573        (19,758)         115,013
                                    -------     --------        -------       -------    --------       --------         --------
 Gross profit                             -       90,337         33,667        12,674      46,341              -          136,678
Operating expenses                        -       62,712         28,304         7,883      36,187              -           98,899
                                    -------     --------        -------       -------    --------       --------         --------
 Operating income                         -       27,625          5,363         4,791      10,154              -           37,779
                                    -------     --------        -------       -------    --------       --------         --------
Other expenses:
 Interest                                44       17,625            592         1,192       1,784              -           19,453
 Interest - intercompany                  -       (1,475)         1,424            51       1,475              -                -
Amortization of deferred
 financing expenses, other           (6,094)      (2,550)        (2,945)          151      (2,794)        12,445            1,007
                                    -------     --------        -------       -------    --------       --------         --------
                                     (6,050)      13,600           (929)        1,394         465         12,445           20,460
                                    -------     --------        -------       -------    --------       --------         --------
Income before provision
 for income taxes                     6,050       14,025          6,292         3,397       9,689        (12,445)          17,319
Income tax (benefit)
 provision                              (18)       4,104          2,802           (43)      2,759              -            6,845
                                    -------     --------        -------       -------    --------       --------         --------
Net income before
 extraordinary items                  6,068        9,921          3,490         3,440       6,930        (12,445)          10,474
Extraordinary items,
 net of tax                               -        3,827            124           455         579                           4,406
                                    -------     --------        -------       -------    --------       --------         --------
Net income                          $ 6,068     $  6,094        $ 3,366       $ 2,985    $  6,351       $(12,445)        $  6,068
                                    =======     ========        =======       =======    ========       ========         ========

                     Consolidating Statement of Cash Flows
                     For the year ended December 31, 2000
                            (Dollars in thousands)

                                                                 Nursery    Growing Media Segment
                                                                 Segment
                                                    -------------------------------------------------------------------------------
                                                       Hines                 Sun Gro  Sun Gro Canada
                                                    Horticulture   Hines       U.S.    (Subsidiary                         Consol-
                                                      (Parent    Nurseries (Subsidiary    Non-       Sun Gro    Elimini-   idated
                                                     Guarantor)  (Issuer)   Guarantor) Guarantors)  Sub-total   nations    Total
                                                    -------------------------------------------------------------------------------

Cash provided by (used in) operating activities     $  10    $   2,828     ($5,416)     $ 7,869     $ 2,453         $ 0  $   5,291
                                                    -------------------------------------------------------------------------------
Cash flows from investing activities:
    Purchase of fixed assets, net                       -      (29,686)     (1,845)      (5,845)     (7,690)          -    (37,376)
    Acquisitions, net of cash                           -     (112,275)      1,485            -       1,485           -   (110,790)
                                                    -------------------------------------------------------------------------------
         Net cash used in investing activities          -     (141,961)       (360)      (5,845)     (6,205)          -   (148,166)
                                                    -------------------------------------------------------------------------------
Cash flows from financing activities:
    Proceeds from revolving line of credit              -       44,750           -            -           -           -     44,750
    Intercompany advances (repayments)               (153)     (12,344)     12,497            -      12,497           -          -
    Proceeds from the issuance of long-term debt        -      121,216           -            -           -           -    121,216
    Repayments of long-term debt                        -       (9,707)     (2,024)      (2,547)     (4,571)          -    (14,278)
    Deferred financing costs                            -       (9,479)          -            -           -           -     (9,479)
    Dividends received (paid)                           -        4,697      (4,697)           -      (4,697)          -          -
    Repayments of notes receivables from              143            -           -            -           -           -        143
     stock sales                                    -------------------------------------------------------------------------------
         Net cash provided by (used in) financing     (10)     139,133       5,776       (2,547)      3,229           -    142,352
              activities                            -------------------------------------------------------------------------------

    Effect of exchange rate changes on cash             -            -           -          523         523           -        523
                                                    -------------------------------------------------------------------------------

Net decrease in cash                                    -            -           -            -           -           -          -
Cash, beginning of year                                 -            -           -            -           -           -          -
                                                    ------------------------------------------------------------------------------
Cash, end of year                                   $   -      $      -     $     -      $     -     $     -        $  -     $    -
                                                    ==============================================================================

                    Consolidating Statement of Cash Flows
                     For the year ended December 31, 1999
                            (Dollars in thousands)

                                                                     Nursery       Growing Media Segment
                                                                     Segment
                                               ------------------------------------------------------------------------------------
                                                   Hines                   Sun Gro   Sun Gro Canada
                                               Horticulture    Hines         U.S.      (Subsidiary                           Con-
                                                 (Parent     Nurseries   (Subsidiary      Non-       Sun Gro   Elimini-   solidated
                                                Guarantor)    (Issuer)    Guarantor)   Guarantors)  Sub-total   nation      Total
                                               ------------------------------------------------------------------------------------
Cash provided by operating activities            $  20         $ 14,673     $     191    $  5,651    $ 5,842    $  -      $20,535
                                               ------------------------------------------------------------------------------------
Cash flows from investing activities:
 Purchase of fixed assets, net                       -          (15,895)       (2,380)     (3,119)    (5,499)      -      (21,394)
 Acquisitions, net of cash                           -          (30,630)      (30,470)       (485)   (30,955)      -      (61,585)
                                               ------------------------------------------------------------------------------------
  Net cash used in investing activities              -          (46,525)      (32,850)     (3,604)   (36,454)      -      (82,979)
                                               ------------------------------------------------------------------------------------
Cash flows from financing activities:
 Proceeds from revolving line of credit              -            3,900             -           -          -       -        3,900
 Intercompany advances (repayments)               (173)          (3,866)        4,039           -      4,039       -            -
 Proceeds from the issuance of long-term debt        -           30,500        30,178         313     30,491       -       60,991
 Repayments of long-term debt                        -             (755)            -      (1,012)    (1,012)      -       (1,767)
 Dividends received (paid)                           -            1,558        (1,558)          -     (1,558)      -            -
 Repayments of notes receivables from stock        153                -             -           -          -       -          153
  sales                                         -----------------------------------------------------------------------------------
  Net cash provided by (used in) financing         (20)          31,337        32,659        (699)    31,960       -       63,277
   activities                                   -----------------------------------------------------------------------------------
Effect of exchange rate changes on cash              -                -             -      (1,348)    (1,348)      -       (1,348)
                                                -----------------------------------------------------------------------------------
Net decrease in cash                                 -             (515)            -           -          -       -         (515)
Cash, beginning of year                              -              515             -           -          -       -          515
                                                -----------------------------------------------------------------------------------
Cash, end of year                                $   -         $      -     $       -    $      -    $     -   $   -      $     -
                                                ===================================================================================

                    Consolidating Statement of Cash Flows
                     For the year ended December 31, 1998
                           (Dollars in thousands)

                                                                     Nursery       Growing Media Segment
                                                                     Segment
                                               ------------------------------------------------------------------------------------
                                                   Hines                   Sun Gro   Sun Gro Canada
                                               Horticulture    Hines         U.S.      (Subsidiary                           Con-
                                                 (Parent     Nurseries   (Subsidiary      Non-       Sun Gro    Elimi-    solidated
                                                Guarantor)    (Issuer)    Guarantor)   Guarantors)  Sub-total   nation      Total
                                               ------------------------------------------------------------------------------------
Cash provided by (used in) operating
 activities                                      $  (4,543)    $  3,680     $ 14,486     $ (2,105)   $ 12,381  $ 4,500   $  16,018
                                               ------------------------------------------------------------------------------------
Cash flows from investing activities:
 Purchase of fixed assets, net                           -      (15,814)        (679)      (2,395)     (3,074)       -     (18,888)
 Acquisitions, net of cash                           2,118         (250)           -      (21,797)    (21,797)       -     (19,929)
                                               ------------------------------------------------------------------------------------
  Net cash provided by (used in) investing
   activities                                        2,118      (16,064)        (679)     (24,192)    (24,871)       -     (38,817)
                                               ------------------------------------------------------------------------------------
Cash flows from financing activities:
 Repayments on revolving line of credit                  -       (5,381)      (6,871)           -      (6,871)       -     (12,252)
 Intercompany advances (repayments)                (52,780)      33,176       (2,193)      21,797      19,604        -           -
 Proceeds from the issuance of long-term debt            -       65,655            -       20,000      20,000        -      85,655
 Repayments of long-term debt                       (1,918)     (86,212)        (101)     (15,500)    (15,601)       -    (103,731)
 Deferred financing costs                                -       (2,183)           -            -           -        -      (2,183)
 Penalty on early payment of subordinated notes          -       (3,841)           -            -           -        -      (3,841)
 Dividends received (paid)                               -        4,642       (4,642)           -      (4,642)       -           -
 Repayments of notes receivables from stock sales       40           -             -            -           -        -          40
 Issuance of preferred and common stock             57,083        4,500            -            -           -   (4,500)     57,083
                                               ------------------------------------------------------------------------------------
  Net cash provided by (used in) financing
   activities                                        2,425       10,356      (13,807)      26,297      12,490   (4,500)     20,771
                                               ------------------------------------------------------------------------------------
Net decrease in cash                                     -       (2,028)           -            -           -        -      (2,028)
Cash, beginning of year                                  -        2,543            -            -           -        -       2,543
                                               ------------------------------------------------------------------------------------
Cash, end of year                                $       -     $    515     $      _     $      -    $      -  $     -   $     515
                                               ====================================================================================