Form 10-Q
period 2001-03-31
HINES HORTICULTURE INC
filed 2001-05-14
CIK 1003515

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q

                                   (Mark One)
         (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                     For the quarter ended March 31, 2001

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

                                Yes (X)  No(  )

As of April 30, 2001 there were 22,072,549 shares of Common Stock, par value $0.01 per share, outstanding.
================================================================================

                           HINES HORTICULTURE, INC.


                                     Index

                         Part I. Financial Information


Item 1. Financial Statements                                            Page No.
                                                                        --------

          Consolidated Balance Sheets as of
          March 31, 2001 and December 31, 2000                            1

          Consolidated Statements of Operations for the Three
          Months Ended March 31, 2001 and 2000                            2

          Consolidated Statements of Cash Flows for the
          Three Months Ended March 31, 2001 and 2000                      3

          Notes to the Consolidated Financial Statements                  4

Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                       14

Item 3. Quantitative and Qualitative Disclosures About Market Risk        22


                           Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K                                  22

        Signatures                                                        23



Note:   Items 1, 2, 3, 4 and 5 of Part II are omitted because they are not applicable.

                           HINES HORTICULTURE, INC.
                          CONSOLIDATED BALANCE SHEETS
                     March 31, 2001 and December 31, 2000
                   (Dollars in thousands, except share data)

ASSETS                                                March 31,     December 31,
------                                                  2001           2000
                                                    ------------   ------------
                                                     (Unaudited)

                 CURRENT ASSETS:
        Cash                                            $      -       $      -
        Accounts receivable, net of allowance
        for
        doubtful accounts of $2,041 and $2,204            91,286         49,102
        Inventories                                      184,112        168,575
        Prepaid expenses and other current                 5,547          5,542
        assets                                      ------------   ------------

                           Total current assets          280,945        223,219

FIXED ASSETS, net of accumulated depreciation
   and depletion of $51,604 and $49,273                  207,722        208,719

DEFERRED FINANCING EXPENSES, net of
   accumulated amortization of $4,307 and                 11,144         12,085
    $3,503

GOODWILL, net of accumulated amortization                142,886        143,950
   of $8,538 and $7,474                             ------------   ------------
                                                        $642,697       $587,973
                                                    ============   ============
LIABILITIES AND SHAREHOLDERS' EQUITY
-------------------------------------

                 CURRENT LIABILITIES:
        Accounts payable                                $ 31,286       $ 13,665
        Accrued liabilities                               18,496         15,976
        Accrued payroll and benefits                       5,887          9,350
        Accrued interest                                   6,523          1,732
        Long-term debt, current portion                   26,513         26,513
        Borrowings on revolving credit facility          111,000         79,500
        Deferred income taxes                             60,958         61,585
                                                    ------------   ------------
                      Total current liabilities          260,663        208,321
                                                    ------------   ------------
LONG-TERM DEBT                                           289,065        288,907
                                                    ------------   ------------
DERIVATIVE LIABILITY                                       5,706              -
                                                    ------------   ------------
DEFERRED INCOME TAXES                                      2,208          3,338
                                                    ------------   ------------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
        Common Stock
         Authorized - 60,000,000 shares  $.01
         par value; Issued and
         outstanding - 22,072,549 shares
         at March 31, 2001 and December 31, 2000             221            221

        Additional paid in capital                       128,781        128,781
        Notes receivable from stock sales                    (30)           (30)
        Deficit                                          (35,505)       (36,707)
        Accumulated other comprehensive loss              (8,412)        (4,858)
                                                    ------------   ------------
                     Total shareholders' equity           85,055         87,407
                                                    ------------   ------------
                                                        $642,697       $587,973
                                                    ============   ============

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                           HINES HORTICULTURE, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  Three Months Ended March 31, 2001 and 2000
                   (Dollars in thousands, except share data)
                                  (Unaudited)

                                                       2001           2000
                                                   ------------    -----------

    Sales, net                                         $100,753        $88,610
    Cost of goods sold                                   50,985         44,082
                                                   ------------    -----------
      Gross profit                                       49,768         44,528
                                                   ------------    -----------
    Selling and distribution expenses                    28,349         24,604
    General and administrative expenses                   8,912          8,437
    Other operating expenses                              1,843            582
    Gain on receipt of insurance claims                  (5,000)             -
     proceeds
      Total operating expenses                           34,104         33,623
                                                   ------------    -----------
      Operating income                                   15,664         10,905
                                                   ------------    -----------
    Other expenses
      Interest                                           10,835          7,084
      Interest rate agreement expense                     1,992              -
      Amortization of deferred financing                    804            242
       expenses
                                                   ------------    -----------
                                                         13,631          7,326
                                                   ------------    -----------
    Income before income taxes                            2,033          3,579

    Income tax provision                                    831          1,249
                                                   ------------    -----------
    Net income                                           $1,202         $2,330
                                                   ============    ===========
    Basic earnings per share:

      Net income per common share                         $0.05          $0.11
                                                   ============    ===========
    Diluted earnings per share:

      Net income per common share                         $0.05          $0.11
                                                   ============    ===========
    Weighted average shares outstanding--Basic       22,072,549     22,072,549
                                                   ============    ===========
    Weighted average shares outstanding--Basic       22,105,459     22,072,549
                                                   ============    ===========


             The accompanying notes are an integral part of these
                      consolidated financial statements.

                           HINES HORTICULTURE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Three Months Ended March 31, 2001 and 2000
                   (Dollars in thousands, except share data)
                                  (Unaudited)

                                                                          2001                     2000
                                                                        --------                 ---------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                             $  1,202                 $   2,330
 Adjustments to reconcile net income to
 net cash provided by operating activities -
    Depreciation, depletion and amortization                               4,337                     3,844
    Amortization of deferred financing costs                               1,139                       242
    Interest rate agreement expense                                        1,992                         -
    Gain on sale of fixed assets                                               -                       (28)
    Deferred income taxes                                                   (180)                    1,192
                                                                        --------                 ---------
                                                                           8,490                     7,580
Change in working capital accounts:
 Accounts receivable                                                     (42,184)                  (43,132)
 Inventories                                                             (15,537)                  (15,042)
 Prepaid expenses and other current assets                                    (5)                       70
 Accounts payable and accrued liabilities                                 21,470                     3,153
                                                                        --------                 ---------
    Net cash used in operating activities                                (27,766)                  (47,371)
                                                                        --------                 ---------
CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of fixed assets                                                 (4,536)                   (9,101)
 Proceeds from sale of fixed assets                                           47                        38
 Purchase of fixed assets with insurance claims proceeds                    (405)                        -
 Acquisitions, net of cash acquired                                            -                  (112,034)
                                                                        --------                 ---------
    Net cash used in investing activities                                 (4,894)                 (121,097)
                                                                        --------                 ---------
CASH FLOWS FROM FINANCING ACTIVITIES
 Borrowings on revolving line of credit                                   42,400                    65,265
 Repayments on revolving line of credit                                  (10,900)                  (11,515)
 Proceeds from the issuance of long-term debt                                  -                   119,416
 Repayments of long-term debt                                                (43)                   (1,317)
 Proceeds from stock sales notes receivable                                    -                        46
 Deferred financing costs incurred                                             -                    (3,293)
                                                                        --------                 ---------
    Net cash provided by financing activities                             31,457                   168,602
                                                                        --------                 ---------
 Effect of exchange rate changes on cash and cash equivalents              1,203                      (134)
                                                                        --------                 ---------
NET DECREASE IN CASH                                                           -                         -

CASH, beginning of period                                                      -                         -
                                                                        --------                 ---------
CASH, end of period                                                     $      -                 $       -
                                                                        ========                 =========

Supplemental disclosure of cash flow information:
 Cash paid for interest, net of capitalized interest ($0, $166)         $  5,709                 $   7,852
 Cash paid for income taxes                                             $    203                 $     297

      The accompanying notes are an integral part of these consolidated financial statements.

                           HINES HORTICULTURE, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Dollars in thousands)
                            MARCH 31, 2001 AND 2000
                                  (UNAUDITED)

1.   Description of Business:
     ------------------------

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

          Accordingly, footnote and other disclosures which would substantially duplicate the disclosures contained in the Form 10-K filed on March 30, 2001 by Hines Horticulture, Inc. under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), have been omitted. The financial information herein is not necessarily representative of a full year's operations.

3.   Earnings Per Share:
     -------------------

          Earnings per share are calculated in accordance with SFAS No. 128, "Earnings per Share", which requires the Company to report both basic earnings per share, based on the weighted-average number of common shares outstanding, and diluted earnings per share, based on the weighted-average number of common shares outstanding adjusted to include the potentially dilutive effect of outstanding stock options and warrants. At March 31, 2001, there were 2,889 options and 440 warrants outstanding.

4.   Adoption Of Accounting Pronouncement:
     -------------------------------------

          Effective January 1, 2001 Hines adopted the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), as amended. SFAS No. 133 requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. The accounting for the gain or loss due to changes in fair value of the derivative instrument depends on whether the derivative qualifies as a hedge. If the derivative instrument does not qualify as a hedge, the gains or losses are reported in earnings when they occur. If the derivative instrument qualifies as a hedge, the accounting varies based upon the type of risk being hedged.

          As of January 1, 2001 the Company held an interest rate cap and swap agreement that had previously been designated as a cash flow hedging relationship but that did not qualify as a hedge under SFAS No. 133. Adopting the provisions of SFAS No. 133 on January 1, 2001 resulted in a cumulative after-tax charge to accumulated other comprehensive loss as of January 1, 2001 of $2,334, representing the fair value of the interest rate agreement, net of tax.

          For the three months ended March 31, 2001, the Company recognized a pre-tax loss of $ $1,992 reported as interest rate agreement expense in the Consolidated Statement of Operations related to the change in the fair value of the interest rate agreement. The Company expects that it will reclassify to earnings approximately $950 of the transition adjustment currently recorded in accumulated other comprehensive loss during 2001.

5.   Shipping and Handling Fees and Costs:
     -------------------------------------

          In September 2000, the Emerging Issues Task Force ("EITF") reached a final consensus on Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs" ("EITF 00-10"). EITF 00-10 addresses the income statement classification of amounts charged to customers for shipping and handling, as well as costs related to shipping and handling. The EITF concluded that amounts billed to a customer in a sale transaction related to shipping and handling should be classified as revenue. The Company adopted EITF 00-10 in the fourth quarter of 2000. Prior to adopting EITF 00-10, the Company classified certain shipping and handling fees as an offset to selling and distribution expenses. Shipping and handling fees reclassified to revenues totaled $3,710 in the quarter ended March 31, 2000.

6.   Gain On Receipt Of Insurance Claims Proceeds:
     ---------------------------------------------

          On November 4, 2000, the Company's Seba Beach growing media production facility located in Alberta, Canada was substantially destroyed by fire. The facility and its operations are covered by replacement and business interruption insurance. During the first quarter of 2001, the Company recorded a gain of $5,000 representing insurance proceeds received to cover business interruption expenses related to the fire.

7.   Inventories:
     ------------

          Inventories consisted of the following:

                                            March 31,   December 31,
                                              2001          2000
                                            --------    -----------

     Nursery stock                          $162,764      $146,924
     Finished goods                            7,391         8,213
     Materials and supplies                   13,957        13,438
                                            --------      --------
                                            $184,112      $168,575
                                            ========      ========

8.   Supplemental Cash Flow Information:
     -----------------------------------

          Supplemental disclosure of non-cash investing and financing activities were as follows:
                                                   March 31,
                                                   --------
                                              2001          2000
                                            --------      --------
     Fair value of assets acquired          $     -       $116,571
     Liabilities assumed and incurred
      in connection with acquisitions             -          4,537
                                            --------      --------
     Cash paid                              $     -       $112,034
                                            ========      ========

9.   Comprehensive Income:
     ---------------------

          Comprehensive income includes all changes in equity during a period except those resulting from investments by and distributions to the Company's stockholders. The Company's comprehensive income is composed of cumulative foreign currency translation adjustments and the change in valuation of derivative instruments. The components of comprehensive income during the three months ended March 31, 2001 and 2000, were as follows:


                                            Three Months Ended March 31,
                                            ----------------------------
                                              2001                 2000
                                            -------               ------

     Net income                              $1,202               $2,330
     Cumulative foreign currency
       translation adjustments               (1,359)                  75
     Transaction impact upon
       adoption of FAS 133                   (2,334)                   -
     Loss on derivatives
       reclassified to earnings                 139                    -
                                            -------               ------
     Comprehensive (loss) income            $(2,352)              $2,405
                                            =======               ======

10.  Acquisitions:
     -------------

          The following acquisitions have been accounted for under the purchase method for accounting purposes. The consolidated financial statements include the operating results of each acquisition from the date of acquisition.

          On January 14, 2000, the Company completed its acquisition of certain assets (primarily land and buildings) and all of the outstanding capital stock of Willow Creek Greenhouses, Inc. ("Willow Creek"), a producer of quality annual bedding plants and holiday plants. The total acquisition price was approximately $18,800, which resulted in goodwill of approximately $9,700. In accordance with the terms of the purchase agreement, and as a result of Willow Creek achieving certain operating results relating to the year ended December 31, 2000, the Company will be making an additional purchase price payment of $850 in fiscal 2001. At December 31, 2000, the Company recorded this amount as goodwill. In addition, contingent upon Willow Creek achieving certain operating results for the year ending December 31, 2001, the Company may be required to make additional purchase price payments of up to $665 in fiscal 2002.

          On March 3, 2000, the Company completed its acquisition of (i) substantially all of the assets and certain liabilities of Lovell Farms, Inc. and Botanical Farms, Inc.; (ii) the capital stock of Enviro-Safe Laboratories, Inc. and (iii) the partnership interest of Lovell Properties (collectively referred to as "Lovell").

          Lovell is a producer of quality annual bedding and holiday plants. The total acquisition price was approximately $92,000, which resulted in goodwill of approximately $72,200. In accordance with the terms of the purchase agreement, and as a result of Lovell achieving certain operating results relating to the year ended December 31, 2000, the Company will be making an additional purchase price payment of $7,500 in fiscal 2001. At December 31, 2000, the Company recorded this amount as goodwill. In addition, contingent upon Lovell achieving certain operating results for the year ending December 31, 2001, the Company may be required to make additional purchase price payments of up to $5,000 in fiscal 2002.

     Pro Forma Operating Data

          The following summary of condensed unaudited pro forma results of operations for the three months ended March 31, 2000 gives effect to the acquisitions of Willow Creek and Lovell as if they had occurred on January 1, 2000 (in thousands, except per share data):

                                                            2000
                                                           -------

       Sales, net                                          $95,773
       Net Income                                            2,192
       Basic and diluted earnings per share                $   .10


11.  Segment Information and Guarantor/Non-Guarantor Disclosures:
     ------------------------------------------------------------

          The Senior Subordinated Notes issued by Hines Nurseries ("the issuer") have been guaranteed by Hines ("the parent guarantor") and by Sun Gro-U.S. ("the subsidiary guarantor"). The issuer and the subsidiary guarantor are wholly owned subsidiaries of the parent guarantor and the parent and subsidiary guarantees are full, unconditional and joint and several. Separate financial statements of Hines Nurseries and Sun Gro-U.S. are not presented and Hines Nurseries and Sun Gro-U.S. are not filing separate reports under the Exchange Act because management believes that they would not be material to investors. The Senior Subordinated Notes are not guaranteed by Sun Gro-Canada or its present or future subsidiaries.

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

          The following consolidating information shows (a) Hines on a parent company basis only as the parent guarantor (carrying its investment in its subsidiary under the equity method), (b) Hines Nurseries as the issuer (carrying its investment in its subsidiary under the equity method), (c) Sun Gro-U.S. as subsidiary guarantor (carrying its investment in Sun Gro-Canada under the equity method), (d) Sun Gro-Canada and its direct and indirect subsidiaries, as subsidiary non guarantors, (e) eliminations necessary to arrive at the information for the parent guarantor and its direct and indirect subsidiaries on a consolidated basis and (f) the parent guarantor on a consolidated basis, as follows:

          . Consolidating balance sheets as of March 31, 2001 (unaudited) and December 31, 2000;

          . Consolidating statements of operations for the three months ended March 31, 2001 and 2000 (unaudited); and

          . Consolidating statements of cash flows for the three months ended March 31, 2001 and 2000 (unaudited).

                     Guarantor / Non-guarantor Disclosures
                          Consolidating Balance Sheet
                             As of March 31, 2001
                            (Dollars in thousands)

                           --------------------------------------------------------------------------------------------------------
                                            Nursery                Growing Media Segment
                                            Segment
                           --------------------------------------------------------------------------------------------------------
                               Hines                       Sun Gro      Sun Gro Canada
                            Horticulture      Hines          U.S.        (Subsidiary
                              (Parent       Nurseries    (Subsidiary         Non-          Sun Gro                     Consolidated
                             Guarantor)     (Issuer)      Guarantor)     (Guarantors)     Sub-total    Eliminations        Total
                            -------------------------------------------------------------------------------------------------------
       ASSETS
       ------

Current assets:
   Cash                         $    --      $     --        $    --           $    --     $     --      $       --        $     --
   Accounts
    receivable, net                  --        58,748         28,548             3,990       32,538              --          91,286
   Inventories                       --       170,437          7,019             6,656       13,675              --         184,112
   Prepaid expenses and
    other current assets             --         2,223          1,973             1,351        3,324              --           5,547
   Deferred income taxes             93           122          1,239               583        1,822          (2,037)             --
                            -------------------------------------------------------------------------------------------------------
       Total current assets     $    93      $231,530        $38,779           $12,580     $ 51,359         ($2,037)       $280,945
                            -------------------------------------------------------------------------------------------------------

Fixed assets, net                    --       143,274         12,580            51,868       64,448              --         207,722
Deferred financing
 expenses, net                      660        10,484             --                --           --              --          11,144
Goodwill, net                        --       123,311         18,941               634       19,575              --         142,886
Deferred income taxes                --        20,828             --                --           --         (20,828)             --
Investments in subsidiaries      93,145         9,944          9,230                --        9,230        (112,319)             --
                            -------------------------------------------------------------------------------------------------------
                                $93,898      $539,371        $79,530           $65,082     $144,612       ($135,184)       $642,697
                            =======================================================================================================

   LIABILITIES AND
   SHAREHOLDERS' EQUITY
   --------------------

Current liabilities:
   Accounts payable             $    --      $ 22,670        $ 3,574           $ 5,042     $  8,616      $       --        $ 31,286
   Accrued liabilities               --        15,849          2,233               414        2,647              --          18,496
   Accrued payroll and
    benefits                         --         4,603            425               859        1,284              --           5,887
   Accrued interest                  --         6,523             --                --           --              --           6,523
   Long-term debt,
    current portion                  --        18,196          3,771             4,546        8,317              --          26,513
   Borrowings on revolving
    credit facility                  --       111,000             --                --           --              --         111,000
   Deferred income taxes             --        62,995             --                --           --          (2,037)         60,958
   Intercompany accounts          8,843       (56,839)        34,149            13,847       47,996              --              --
                            -------------------------------------------------------------------------------------------------------
       Total current
        liabilities               8,843       184,997         44,152            24,708       68,860          (2,037)        260,663
                            =======================================================================================================

Long-term debt                       --       252,002         24,874            12,189       37,063              --         289,065
Derivative liability                 --         5,706             --                --           --              --           5,706
Deferred income taxes                --         9,780         (1,199)           14,455       13,256         (20,828)          2,208
Shareholders' equity
   Common stock                     221        17,971         11,414             4,500       15,914         (33,885)            221
   Additional paid in
    capital                     128,781        21,362          5,889             1,777        7,666         (29,028)        128,781
   Notes receivable from
    stock sales                     (30)           --             --                --           --              --             (30)

   Retained earnings
    (deficit)                   (35,505)       49,748            617             7,453        8,070         (57,818)        (35,505)
   Accumulated other
    comprehensive loss           (8,412)       (2,195)        (6,217)                -       (6,217)          8,412          (8,412)
                            -------------------------------------------------------------------------------------------------------
       Total shareholders'
        equity                   85,055        86,886         11,703            13,730       25,433        (112,319)         85,055
                            -------------------------------------------------------------------------------------------------------
                                $93,898      $539,371        $79,530           $65,082     $144,612       ($135,184)       $642,697
                            =======================================================================================================

                          Consolidating Balance Sheet
                            As of December 31, 2000
                            (Dollars in thousands)

                            -----------------------------------------------------------------------------------------------------
                                            Nursery                Growing Media Segment
                                            Segment
                            -----------------------------------------------------------------------------------------------------
                               Hines                      Sun Gro       Sun Gro Canada
                            Horticulture      Hines        U.S.          (Subsidiary
                              (Parent       Nurseries   (Subsidiary          Non-       Sun Gro                      Consolidated
                             Guarantor)     (Issuer)    Guarantor)       Guarantors)   Sub-total       Eliminations     Total
                            -----------------------------------------------------------------------------------------------------
      ASSETS
      ------

Current assets:
   Cash                         $      -       $      -      $     -        $     -        $      -     $      -        $       -
   Accounts
    receivable,  net                   -         26,754       19,681          2,667          22,348            -           49,102
   Inventories                         -        153,125        7,881          7,569          15,450            -          168,575
   Prepaid expenses and
    other current assets               -          1,880        2,060          1,602           3,662            -            5,542
   Deferred income taxes               -            122        1,239            608           1,847       (1,969)               -
                            -----------------------------------------------------------------------------------------------------
       Total current assets     $      -       $181,881      $30,861        $12,446        $ 43,307      ($1,969)       $ 223,219
                            -----------------------------------------------------------------------------------------------------

Fixed assets, net                      -        141,210       12,819         54,690          67,509            -          208,719
Deferred financing
 expenses, net                       797         11,288            -              -               -            -           12,085
Goodwill, net                          -        124,196       19,082            672          19,754            -          143,950
Deferred income taxes                 37         20,828            -          1,538           1,538      (22,403)               -
Investments in subsidiaries       94,057          9,211        7,283              -           7,283     (110,551)               -
                            -----------------------------------------------------------------------------------------------------
                                $ 94,891       $488,614      $70,045        $69,346        $139,391    ($134,923)       $ 587,973
                            =====================================================================================================

   LIABILITIES AND
   SHAREHOLDERS' EQUITY
   --------------------

Current liabilities:
   Accounts payable             $      -      $   8,919      $ 1,836        $ 2,910        $  4,746     $      -         $ 13,665
   Accrued liabilities                 -         13,151        2,294            531           2,825            -           15,976
   Accrued payroll and
    benefits                           -          7,339          916          1,095           2,011            -            9,350
   Accrued  interest                   -          1,732            -              -               -            -            1,732
   Long-term debt,
    current portion                    -         18,196        3,769          4,548           8,317            -           26,513
   Borrowings on revolving
    credit facility                    -         79,500            -              -               -            -           79,500
   Deferred income taxes               -         63,554            -              -               -       (1,969)          61,585
   Intercompany accounts           7,484        (54,698)      27,738         19,476          47,214            -                -
                            -----------------------------------------------------------------------------------------------------
       Total current
        liabilities                7,484        137,693       36,553         28,560          65,113        (1,969)        208,321
                            -----------------------------------------------------------------------------------------------------

Long-term debt                         -        251,823       24,875         12,209          37,084            -          288,907
Deferred income taxes                  -         11,300       (2,353)        16,794          14,441      (22,403)           3,338
Shareholders' equity
   Common stock                      221         17,971       11,414          4,500          15,914      (33,885)             221
   Additional paid in
    capital                      128,781         21,362        5,889          1,778           7,667      (29,029)         128,781
   Notes receivable from
    stock sales                      (30)             -            -              -               -            -              (30)
   Retained earnings
    (deficit)                    (36,707)        48,465       (1,475)         5,505           4,030      (52,495)         (36,707)
   Accumulated other
    comprehensive loss            (4,858)                     (4,858)             -          (4,858)       4,858           (4,858)
                            -----------------------------------------------------------------------------------------------------
       Total shareholders'
        equity                    87,407         87,798       10,970         11,783          22,753     (110,551)          87,407
                            -----------------------------------------------------------------------------------------------------
                                 $94,891       $488,614      $70,045        $69,346        $139,391    ($134,923)        $587,973
                            =====================================================================================================

                     Consolidating Statement of Operations
                     For the quarter ended March 31, 2001
                            (Dollars in thousands)


                                   ------------------------------------------------------------------------------------------------

                                                   Nursery            Growing Media Segment
                                                   Segment
                                   ------------------------------------------------------------------------------------------------
                                      Hines                     Sun Gro    Sun Gro Canada
                                   Horticulture     Hines        U.S.       (Subsidiary
                                     (Parent      Nurseries   (Subsidiary       Non-       Sun Gro                     Consolidated
                                    Guarantor)     (Issuer)    Guarantor)    Guarantors)  Sub-total     Eliminations       Total
                                   ------------------------------------------------------------------------------------------------
Sales, net                           $     -        $67,757      $30,920        11,907      $42,827       ($9,831)       $100,753
Cost of goods sold                         -         32,714       19,100         9,002       28,102       ($9,831)         50,985
                                   ------------------------------------------------------------------------------------------------
  Gross Profit                             -         35,043       11,820         2,905       14,725             -          49,768
Operating expenses                         -         25,230       10,290        (1,416)       8,874             -          34,104
                                   ------------------------------------------------------------------------------------------------
  Operating income                         -          9,813        1,530         4,321        5,851             -          15,664
                                   ------------------------------------------------------------------------------------------------
Other expenses:
  Interest                               137         11,509          782           399        1,181             -          12,827
  Interest - intercompany                  -         (1,131)         792           339        1,131             -               -
  Amortization of deferred
   financing expenses, other          (1,283)        (1,288)      (2,114)            -       (2,114)        5,489             804
                                   ------------------------------------------------------------------------------------------------
                                      (1,146)         9,090         (540)          738          198         5,489          13,631
                                   ------------------------------------------------------------------------------------------------

Income before provision for
 income taxes                          1,146            723        2,070         3,583        5,653        (5,489)          2,033
Income tax (benefit) provision           (56)          (560)         (22)        1,469        1,447             -             831
                                   ------------------------------------------------------------------------------------------------
Net income                           $ 1,202        $ 1,283      $ 2,092         2,114      $ 4,206       ($5,489)       $  1,202
                                   ================================================================================================




               Guarantor / Non-guarantor Disclosures - Continued
                     Consolidating Statement of Operations
                     For the quarter ended March 31, 2000
                            (Dollars in thousands)



                                   ------------------------------------------------------------------------------------------------

                                                   Nursery            Growing Media Segment
                                                   Segment
                                   ------------------------------------------------------------------------------------------------
                                      Hines                     Sun Gro    Sun Gro Canada
                                   Horticulture     Hines        U.S.       (Subsidiary
                                     (Parent      Nurseries   (Subsidiary       Non-       Sun Gro                     Consolidated
                                    Guarantor)     (Issuer)    Guarantor)    Guarantors)  Sub-total     Eliminations       Total
                                   ------------------------------------------------------------------------------------------------
Sales, net                           $     -        $53,003      $32,123        12,870      $44,993       ($9,386)       $ 88,610
Cost of goods sold                         -         26,233       20,241         6,994       27,235        (9,386)         44,082
                                   ------------------------------------------------------------------------------------------------
  Gross Profit                             -         26,770       11,882         5,876       17,758             -          44,528
Operating expenses                         -         20,849       10,248         2,526       12,774             -          33,623
                                   ------------------------------------------------------------------------------------------------
  Operating income                         -          5,921        1,634         3,350        4,984             -          10,905
                                   ------------------------------------------------------------------------------------------------
Other expenses:
  Interest                                (3)         5,913          796           378        1,174             -           7,084
  Interest - intercompany                  -           (839)         542           297          839             -               -
  Amortization of deferred
   financing expenses, other          (2,328)        (1,676)      (1,704)                    (1,704)        5,950             242
                                   ------------------------------------------------------------------------------------------------
                                      (2,331)         3,398         (366)          675          309         5,950           7,326
                                   ------------------------------------------------------------------------------------------------

Income before provision for
 income taxes                          2,331          2,523        2,000         2,675        4,675        (5,950)          3,579
Income tax provision                       1            195          105           948        1,053             -           1,249
                                   ------------------------------------------------------------------------------------------------
Net income                           $ 2,330        $ 2,328      $ 1,895         1,727      $ 3,622       ($5,950)       $  2,330
                                   ================================================================================================

                     Consolidating Statement of Cash Flows
                     For the quarter ended March 31, 2001
                            (Dollars in thousands)

                                    --------------- ----------- --------------------------------------- ------------- --------------
                                                      Nursery            Growing Media Segment
                                                      Segment
                                    --------------- ----------- --------------------------------------- ------------- --------------
                                         Hines                    Sun Gro    Sun Gro Canada
                                      Horticulture     Hines        U.S.      (Subsidiary
                                        (Parent      Nurseries  (Subsidiary       Non-        Sun Gro                 Consolidated
                                       Guarantor)    (Issuer)    Guarantor)   Guarantors)    Sub-total  Eliminations     Total
                                    --------------- ----------- ------------ --------------- ---------- ------------- --------------
Cash used in operating activities       $        --    ($26,610)       ($606)          ($550)   ($1,156)  $        --      ($27,766)
                                    ------------------------------------------------------------------------------------------------
Cash flows from investing
 activities:
  Purchase of fixed assets, net                  --      (4,089)        (176)           (629)      (805)           --        (4,894)
                                    ------------------------------------------------------------------------------------------------
    Net cash used in investing
     activities                                  --      (4,089)        (176)           (629)      (805)           --        (4,894)
                                    ------------------------------------------------------------------------------------------------
Cash flows from financing
 activities:
  Proceeds from revolving line of
   credit                                        --       31,500          --              --         --            --        31,500
  Intercompany advances
   (repayments)                                  --         (782)        782              --        782            --            --
  Repayments of long-term debt                   --          (19)         --             (24)       (24)           --           (43)
                                    ------------------------------------------------------------------------------------------------
    Net cash provided by (used in)
     financing activities                        --       30,699         782             (24)       758            --        31,457
                                    ------------------------------------------------------------------------------------------------
  Effect of exchange rate changes
   on cash and cash equivalents                  --           --          --           1,203      1,203            --         1,203
                                    ------------------------------------------------------------------------------------------------
Net decrease in cash                             --           --          --              --         --            --            --
Cash, beginning of year                          --           --          --              --         --            --            --
                                    ------------------------------------------------------------------------------------------------
Cash, end of year                       $        --     $     --      $   --          $   --     $   --   $        --     $      --
                                    ================================================================================================


               Guarantor / Non-guarantor Disclosures - Continued
                     Consolidating Statement of Cash Flows
                     For the quarter ended March 31, 2000
                            (Dollars in thousands)

                                    --------------- ----------- --------------------------------------- ------------- --------------
                                                      Nursery            Growing Media Segment
                                                      Segment
                                    --------------- ----------- --------------------------------------- ------------- --------------
                                         Hines                    Sun Gro    Sun Gro Canada
                                      Horticulture     Hines        U.S.      (Subsidiary
                                        (Parent      Nurseries  (Subsidiary       Non-        Sun Gro                 Consolidated
                                       Guarantor)    (Issuer)    Guarantor)   Guarantors)    Sub-total  Eliminations     Total
                                    --------------- ----------- ------------ --------------- ---------- ------------- --------------
Cash provided by (used in)
 operating activities                   $         3    ($36,294)    ($12,503)        $ 1,423   ($11,080)  $        --      ($47,371)
                                    ------------------------------------------------------------------------------------------------
Cash flows from investing
 activities:
  Purchase of fixed assets, net                  --      (6,468)      (1,312)         (1,283)    (2,595)           --        (9,063)
  Acquisitions                                   --    (112,034)          --              --         --            --      (112,034)
                                    ------------------------------------------------------------------------------------------------
    Net cash used in investing
     activities                                  --    (118,502)      (1,312)         (1,283)    (2,595)           --      (121,097)
                                    ------------------------------------------------------------------------------------------------
Cash flows from financing
 activities:
  Proceeds from revolving line of
   credit                                        --      53,750           --              --         --            --        53,750
  Intercompany advances
   (repayments)                                 (49)    (15,324)      15,373              --     15,373            --            --
  Proceeds from the issuance of
   long-term debt                                --     119,416           --              --         --            --       119,416
  Repayments of long-term debt                   --      (1,311)          --              (6)        (6)           --        (1,317)
  Defererd financing costs                       --      (3,293)          --              --         --            --        (3,293)
  Dividends received (paid)                      --        1558       (1,558)             --     (1,558)           --            --
  Repayments of notes receivable
   from stock sales                              46          --           --              --         --            --            46
                                    ------------------------------------------------------------------------------------------------
    Net cash provided by (used in)
     financing activities                        (3)    154,796       13,815              (6)    13,809            --       168,602
                                    ------------------------------------------------------------------------------------------------
  Effect of exchange rate changes
   on cash and cash equivalents                  --          --           --            (134)      (134)           --          (134)
                                    ------------------------------------------------------------------------------------------------
Net decrease in cash                             --          --           --              --         --            --            --
Cash, beginning of year                          --          --           --              --         --            --            --
                                    ------------------------------------------------------------------------------------------------
Cash, end of year                       $        --    $     --      $    --         $    --    $    --   $        --      $     --
                                    ================================================================================================


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

         Seasonality. The Company's green goods business, like that of its competitors, is highly seasonal. In 2000, approximately 72% of Hines Nurseries' net sales and approximately 101% of Hines Nurseries' operating income occurred in the first half of the year. Approximately 54% of Hines Nurseries' net sales and approximately 88% of Hines Nurseries' operating income occurred in the second quarter of 2000. The Company has experienced and expects to continue to experience significant seasonality in net sales, operating income and net income. This quarterly variability is primarily the result of the consumer gardening cycle, which is closely aligned to seasonal weather patterns, particularly weekend weather during the peak growing season, as well as other factors. Sun Gro's sales, because they are more heavily weighted towards the professional markets, typically do not experience the large seasonal variances present in the retail market, and are only slightly weighted towards the first half of the year.

         Acquisitions. The Company has completed a number of recent acquisitions to expand and diversify its operations. In the three years ended December 31, 2000, the Company completed six acquisitions, all of which have been accounted for under the purchase method. Accordingly, the purchase prices were allocated to certain assets and liabilities based on their respective fair values. The excess of the purchase price over the estimated fair value of the net assets acquired relating to each transaction was accounted for as goodwill. Amounts allocated to goodwill are being amortized on a straight-line basis over an estimated life of thirty-five years.

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

         Tax Matters. The Company derives significant benefits under the U.S. federal tax code by qualifying to use the cash method of accounting for its nursery operations for federal income tax purposes. Under the cash method, sales are included in taxable income when payments are received and expenses are deducted as they are paid. The primary benefit the Company receives is the ability to deduct the cost of inventory as it is incurred. As a result of the Company's ability to deduct its growing costs under the farming exception, the Company has generally not been required to pay cash income taxes and has generated net operating losses for federal income tax purposes. In 2000, the Company generated a taxable loss for federal income tax purposes. During the same period, the Company has continued to show a tax provision relating to the recording of deferred taxes. At December 31, 2000, the Company had approximately $52.4 million in net operating loss carryforwards for federal income tax reporting purposes.

         Foreign Currency Translation. Effective April 1, 1999, the Company changed the functional currency of Sun Gro's Canadian operations to the Canadian dollar. In 1998, the Company acquired Lakeland, significantly expanding the scope of its Canadian operations. Since the acquisition of Lakeland, the Company's Canadian operations have become increasingly self-sufficient and less dependent upon its U.S.-based parent. As a result, the Canadian dollar has become the principal operating currency of Sun Gro's Canadian operations and effective April 1, 1999, the Company changed the functional currency of Sun Gro's Canadian operations to the Canadian dollar. Assets and liabilities denominated in Canadian dollars are translated into U.S. dollars at the foreign exchange rate in effect as of the balance sheet date. Revenues and expenses are translated into U.S. dollars at the weighted average exchange rate for the period. Translation adjustments are recorded in accumulated other comprehensive loss.

     Results of Operations

     Three Months Ended March 31, 2001 compared to Three Months Ended March 31, 2000

         Net sales. Net sales of $100.8 million for the three months ended March 31, 2001 increased $12.2 million, or 13.8%, from net sales of $88.6 million for the comparable period in 2000 primarily due to increased sales from the Company's green goods business as discussed below.

         Sales from the Company's green goods business increased by almost 28% as both the nursery and color divisions had strong performances across the country. Internal growth in the nursery division was especially strong, with excellent results being achieved in the eastern region and the southern sunbelt markets. The sales force reorganization implemented during 2000 has enabled Hines to bring about a resurgence in sales growth to independent garden centers. This performance complements consistently high growth rates in sales to mass retail customers, which have been supported by the Company's successful store service programs.

         Net sales of the Company's growing media business decreased by 7% from the comparable period in 2000, due in part to a late spring in certain parts of the country. In the growing media business, the Company's focus has been on rebuilding the Seba Beach production facility and increasing gross margins in its major lines. In order to meet these margin objectives, the Company has continued to emphasize higher margin professional lines and exercised increased discipline in pricing decisions on retail products.

         Gross profit. Gross profit of $49.8 million for the three months ended March 31, 2001 increased $5.3 million, or 11.9%, from gross profit of $44.5 million for the comparable period in 2000. The increase was primarily attributable to higher sales at the Company's green goods business as discussed above.

         As a percent of sales, gross margin decreased from 50.3% to 49.4% of net sales primarily due to the impact of the Seba Beach facility fire, which accounted for $2.4 million of additional costs. Excluding these additional costs, the gross margins would have increased by 1.5% from 50.3% to 51.8% primarily due to product mix and pricing increases in the green goods business and production improvements in the growing media business.

         Operating expenses. Operating expenses of $34.1 million for the three months ended March 31, 2001 increased $0.5 million, or 1.5%, from $33.6 million for the comparable period in 2000. Included in operating expenses are $0.3 million of incremental costs relating to the Seba Beach facility fire and a gain of $5.0 million representing insurance proceeds received during the quarter. Excluding these incremental costs and gain, operating expenses as a percentage of net sales increased from 37.9% to 38.6% in first three months of 2001, primarily attributable to the lower sales from the growing media business as discussed above.

         Operating income. Operating income of $15.7 million for the three months ended March 31, 2001 increased $4.8 million, or 44.0%, from $10.9 million for the comparable period in 2000. Excluding the $2.3 million positive impact of the receipt of the Seba Beach insurance proceeds, net of the incremental production and operating costs relating to the fire, operating income of $13.3 million increased $2.4 million, or 22% from $10.9 million for the comparable period in 2000. Excluding this $2.3 million positive impact, as a percentage of net sales, operating income improved 0.9% to 13.2% from 12.3%, due primarily to increased gross margins as discussed above.

         Interest expense. Interest expense of $10.8 million for the three months ended March 31, 2001 increased $3.7 million, or 52.1%, from $7.1 million for the comparable period in 2000. The increase was primarily attributable to increased borrowing levels due to the acquisitions made in early fiscal 2000 and increased borrowing rates.

         For the three months ended March 31, 2001, the Company recognized a pre-tax loss of $1,992 reported as interest rate agreement expense in the Consolidated Statement of Operations related to the change in the fair value of the interest rate agreement. See a further discussion in Note 4 to the Consolidated Financial Statements regarding the adoption of SFAS
     No. 133.

         Provision for income taxes. The Company's effective income tax rate was 40.9% and 34.9% for the three months ended March 31, 2001 and 2000, respectively. The increase in the effective income tax rate is mainly due to the prior year's release of tax reserves management determined were no longer necessary.

         Net income. Net income of $1.2 million for the three months ended
     March 31, 2001 decreased $1.1 million from a net income of $2.3 million for the comparable period in 2000. The decrease was primarily due to the higher interest expense as discussed above, the higher financing costs and the interest rate agreement expense of $1,992 discussed above.

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

         Effective November 28, 2000 the Company's Amended Senior Credit Facility was further amended to (i) provide the Company with additional revolving loan commitments in the amount of $30.0 million guaranteed by its majority shareholder Madison Dearborn Capital Partners, L.P. ("MDCP"), which can only be borrowed and can only be outstanding between March 15 and June 15 of 2001 and of 2002, (ii) increase the interest rate on all loans by 1/4% to 1/2%, (iii) reset the financial covenants that establish minimum interest coverage ratios and net worth levels, and maximum leverage ratios and capital expenditure amounts, (iv) add a minimum EBITDA covenant, (v) amend the clean down requirement for working capital revolving loans and
     (vi) provide for additional restrictions on the Company's ability to make acquisitions and reinvest proceeds from asset sales. In consideration for its guarantee on the additional revolving loan commitments, MDCP received a fee of $600,000 and warrants to purchase 440,000 shares of the common stock of Hines. These warrants are exercisable at any time prior to December 31, 2005 at an exercise price of $3.50. All other significant terms and conditions of the Amended Senior Credit Facility remain unchanged. If MDCP is required to make any payment with respect to its guaranty of new revolver, the Company would be required to issue to MDCP an additional warrant to purchase a number of shares of the Company's common stock equal to the amount of such payment divided by the then current market price of the Company's common stock.

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

         Effective November 28, 2000, Hines Nurseries also received the approval of its noteholders to amend the Indenture governing the Senior Subordinated Notes for the purpose of amending the definition of "Permitted Indebtedness" within the Indenture to include (i) all indebtedness that may be incurred under the Amended Senior Credit Facility in an aggregate principal amount to not exceed $365.0 million (less the amount of all mandatory principal repayments and required permanent reductions made thereunder) plus (ii) up to an additional $35.0 million in indebtedness under the additional revolving loan commitments, provided that such borrowings may only be borrowed and may only be outstanding between March 15 and June 15 of 2001 and 2002. In consideration for the amendment, Hines Nurseries agreed to (i) pay a fee of $35 per $1,000 of the principal amount of Notes, (ii) increase the interest rate thereon from 11 3/4% to 12 3/4% per annum, (iii) increase the optional redemption price to 106.00% of the principal amount thereof, (iv) increase the purchase price upon a change of control from 101.00% to 105.00% of the principal amount thereof and add to the events that constitute a change of control and (v) pay a premium at maturity equal to 5.00% of the principal amount to be repaid. All other terms of the Notes remain unchanged.

         Net cash used by operating activities for the three months ended March 31, 2001 of $27.8 million decreased by $19.6 million from $47.4 million for the comparable period in 2000. The lower level of cash used was primarily due to the higher levels of accounts payable and accrued liabilities.

         The seasonal nature of the Company's operations results in a significant increase in certain components of working capital (primarily accounts receivable and inventory) during the growing and selling cycles. As a result, operating activities during the first and fourth quarters of the year use significant amounts of cash and, in contrast, the operating activities for the second and third quarters generate substantial cash as the Company ships inventory and collects accounts receivable.

         Net cash used in investing activities during the three months ended March 31, 2001 decreased $116.2 million to $4.9 million from $121.1 million for the comparable period in 2000. The decrease was primarily due to the Company's prior year's acquisitions of Willow Creek and Lovell and, to a lesser extent, lower capital expenditures this year.

         Net cash provided by financing activities during the three months ended March 31, 2001 decreased $137.1 million to $31.5 million from $168.6 million for the comparable period in 2000. The decrease was directly related to the prior year's advances under the acquisition facility to finance the acquisitions completed in the prior year and to lower borrowings under the Company's revolving line of credit.

         The Company typically draws on its revolving credit facilities in the first and fourth quarters to fund its seasonal inventory buildup of green goods products and seasonal operating expenses. Approximately 75% of the sales of Hines Nurseries occur in the first half of the year, generally allowing the Company to reduce borrowings under its revolving credit facilities in the second and third quarters. Working capital requirements for the Company's growing media operations are less seasonal in nature, with slight inventory buildups generally occurring in the third and fourth quarters. On May 3 2001, the Company had unused borrowing capacity of $1.4 million, $7.5 million and $20.5 million under its acquisition facility, working capital revolver and the additional $30.0 million revolving loan commitment, respectively, within the Amended Senior Credit Facility.

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

         The Company's capital expenditures were approximately $4.9 million for the three months ended March 31, 2001. The capital expenditures for the green goods business ($4.1 million) related primarily to the development of acreage and the purchase of nursery-related structures, vehicles, machinery and equipment and the continued implementation of the ERP information system, which will standardize systems and processes throughout the Company. The capital expenditures for the growing media business ($0.8 million) related primarily to peat bog development and the purchase of peat bog harvesting and processing equipment. The Company's capital expenditures for 2001 are expected to be approximately $15.0 million.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         As part of its ongoing business, the Company is exposed to certain market risks, including fluctuations in interest rates, foreign exchange rates, commodity prices and its common stock price. The Company does not enter into transactions designed to mitigate its market risks for trading or speculative purposes.

         In May 2000, the Company entered into an interest rate swap and cap agreement (interest rate agreement) to hedge $75.0 million of its loan facility. The interest rate agreement effectively changes the Company's exposure on its variable rate interest payments to fixed rate interest payments of 7.13% based on the 3-month LIBOR rate in effect at the beginning of each quarterly period, with a maximum rate of 8%. The interest rate agreement matures in February 2005. At March 31, 2001, the estimated fair value of the interest rate agreement was $5.7.

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


                          PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

                    None

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



Date:    May 14, 2001