Form 10-Q
period 2001-06-30
HINES HORTICULTURE INC
filed 2001-08-13
CIK 1003515

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q

                                   (Mark One)
   (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                      For the quarter ended June 30, 2001

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

                                Yes (X)  No(  )

As of July 31, 2001 there were 22,072,549 shares of Common Stock, par value $0.01 per share, outstanding.
===============================================================================

                            HINES HORTICULTURE, INC.


                                     Index

                         Part I. Financial Information


Item 1.   Financial Statements                                          Page No.
                                                                        --------
          Consolidated Balance Sheets as of
          June 30, 2001 and December 31, 2000                                1

          Consolidated Statements of Operations for the Three
          Months and Six Months Ended June 30, 2001 and 2000                 2

          Consolidated Statements of Cash Flows for the
          Six Months Ended June 30, 2001 and 2000                            3

          Notes to the Consolidated Financial Statements                     4

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                16

Item 3.   Quantitative and Qualitative Disclosures About Market Risk         26

                           Part II. Other Information

Item 4.   Submission of Matters to a Vote of Security Holders                27

Item 6.   Exhibits and Reports on Form 8-K                                   27

          Signatures                                                         28


Note: Items 1, 2, 3 and 5 of Part II are omitted because they are not applicable.

                           HINES HORTICULTURE, INC.
                          CONSOLIDATED BALANCE SHEETS
                      June 30, 2001 and December 31, 2000
                   (Dollars in thousands, except share data)


ASSETS                                                    June 30,         December 31
------                                                      2001              2000
                                                        -------------       -----------
                                                        (Unaudited)
CURRENT ASSETS:
       Cash                                                  $      -          $      -
       Accounts receivable, net of allowance for
        doubtful accounts of $2,034 and $2,204                 96,720            49,102
       Inventories                                            149,220           168,575
       Prepaid expenses and other current assets                6,783             5,542
                                                             --------          --------
                               Total current assets           252,723           223,219

FIXED ASSETS, net of accumulated depreciation
   and depletion of $56,807 and $49,273                       215,912           208,719

DEFERRED FINANCING EXPENSES, net of
   accumulated amortization of $5,780 and $3,503               10,204            12,085

GOODWILL, net of accumulated amortization
   of $9,594 and $7,474                                       141,791           143,950
                                                             --------          --------
                                                             $620,630          $587,973
                                                             ========          ========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
       Accounts payable                                      $ 25,089          $ 13,665
       Accrued liabilities                                     11,367            15,976
       Accrued payroll and benefits                            13,347             9,350
       Accrued interest                                         4,038             1,732
       Long-term debt, current portion                         32,729            26,513
       Borrowings on revolving credit facility                 67,500            79,500
       Deferred income taxes                                   74,991            61,585
                                                             --------          --------
                          Total current liabilities           229,061           208,321

LONG-TERM DEBT                                                274,004           288,907
                                                             --------          --------

DERIVATIVE LIABILITY                                            4,997                 -
                                                             --------          --------

DEFERRED INCOME TAXES                                           4,128             3,338
                                                             --------          --------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
       Common Stock
        Authorized - 60,000,000 shares  $.01 par value;
        Issued and outstanding - 22,072,549 shares
        at June 30, 2001 and December 31, 2000                    221               221
       Additional paid-in capital                             128,781           128,781
       Notes receivable from stock sales                            -               (30)
       Deficit                                                (13,433)          (36,707)
       Accumulated other comprehensive loss                    (7,129)           (4,858)
                                                             --------          --------

                         Total shareholders' equity           108,440            87,407
                                                             --------          --------

                                                             $620,630          $587,973
                                                             ========          ========

The accompanying notes are an integral part of these consolidated financial statements

                           HINES HORTICULTURE, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
           Three Months and Six Months Ended June 30, 2001 and 2000
                   (Dollars in thousands, except share data)
                                  (Unaudited)

                                                     Three Months Ended June 30,   Six Months Ended June 30,
                                                        2001           2000           2001          2000
                                                     -----------    -----------    -----------   -----------
Sales, net                                           $   204,774    $   198,402    $   305,527   $   287,012
Cost of goods sold                                        95,749         91,579        146,734       135,661
                                                     -----------    -----------    -----------   -----------
  Gross profit                                           109,025        106,823        158,793       151,351
                                                     -----------    -----------    -----------   -----------

Selling and distribution expenses                         51,226         49,369         79,575        73,973
General and administrative expenses                       11,902         12,458         20,561        20,895
Amortization of goodwill                                   1,081          1,026          2,113         1,711
Gain on receipt of insurance claims proceeds              (2,500)             -         (7,500)            -
Other                                                       (404)           331            660           228
                                                     -----------    -----------    -----------   -----------
  Total operating expenses                                61,305         63,184         95,409        96,807
                                                     -----------    -----------    -----------   -----------

  Operating income                                        47,720         43,639         63,384        54,544
                                                     -----------    -----------    -----------   -----------

Other expenses
  Interest                                                 9,580          9,842         20,080        16,926
  Interest rate swap agreement (income) expense             (472)             -          1,520             -
  Amortization of deferred financing expense               1,138            381          2,277           623
                                                     -----------    -----------    -----------   -----------
                                                          10,246         10,223         23,877        17,549
                                                     -----------    -----------    -----------   -----------

Income before provision for income taxes                  37,474         33,416         39,507        36,995

Income tax provision                                      15,402         10,324         16,233        11,573
                                                     -----------    -----------    -----------   -----------

Net income                                           $    22,072    $    23,092    $    23,274   $    25,422
                                                     ===========    ===========    ===========   ===========

Basic and diluted earnings per share:

  Net income per common share                              $1.00          $1.05          $1.05         $1.15
                                                     ===========    ===========    ===========   ===========

Weighted average shares outstanding--Basic            22,072,549     22,072,549     22,072,549    22,072,549
                                                     ===========    ===========    ===========   ===========
Weighted average shares outstanding--Diluted          22,079,234     22,072,549     22,090,284    22,072,549
                                                     ===========    ===========    ===========   ===========

The accompanying notes are an integral part of these consolidated financial statements

                           HINES HORTICULTURE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    Six Months Ended June 30, 2001 and 2000
                            (Dollars in thousands)
                                  (Unaudited)


                                                                      2001           2000
                                                                    --------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                      $ 23,274      $  25,422
    Adjustments to reconcile net income to
    net cash provided by operating activities -
     Depreciation, depletion and amortization                          8,828          8,268
     Amortization of deferred financing costs                          2,277            623
     Interest rate swap agreement expense                              1,520              -
     Gain on sale of fixed assets                                        (11)           (92)
     Deferred income taxes                                            15,676         10,937
                                                                    --------      ---------
                                                                    $ 51,564      $  45,158

Change in working capital accounts:
    Accounts receivable                                              (47,618)       (64,316)
    Inventories                                                       19,355         19,922
    Prepaid expenses and other current assets                         (1,241)           158
    Accounts payable and accrued liabilities                          21,468         (2,105)
                                                                    --------      ---------
     Net cash provided by (used in) operating activities              43,528         (1,183)
                                                                    --------      ---------


CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of fixed assets                                         (12,953)       (20,016)
    Proceeds from sale of fixed assets                                    70            395
    Purchase of fixed assets with insurance claims proceeds           (1,796)             -
    Acquisitions, net of cash acquired                                (8,311)      (112,034)
                                                                    --------      ---------
     Net cash used in investing activities                           (22,990)      (131,655)
                                                                    --------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES
    Borrowings on revolving line of credit                            76,900         98,465
    Repayments on revolving line of credit                           (88,900)       (77,965)
    Proceeds from the issuance of long-term debt                           -        119,416
    Repayments of long-term debt                                      (9,084)        (3,472)
    Deferred financing costs                                               -         (3,743)
    Penalty on early payment of subordinated notes                         -              -
    Proceeds from stock sales notes receivable                            30            143
                                                                    --------      ---------
     Net cash (used in) provided by financing activities             (21,054)       132,844
                                                                    --------      ---------

    Effect of exchange rate changes on cash and cash equivalents         516             (6)
                                                                    --------      ---------

NET DECREASE IN CASH                                                       -              -

CASH, beginning of period                                                  -              -
                                                                    --------      ---------

CASH, end of period                                                 $      -      $       -
                                                                    ========      =========


Supplemental disclosure of cash flow information:
    Cash paid for interest, net of capitalized interest of $613     $ 17,774      $  15,813
     and $389
    Cash paid for income taxes                                      $    404      $     578


The accompanying notes are an integral part of these consolidated financial statements

                           HINES HORTICULTURE, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Dollars in thousands)
                                  (UNAUDITED)

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

     Accordingly, footnote and other disclosures, which would substantially duplicate the disclosures contained in the Form 10-K, filed on March 27, 2001 by Hines Horticulture, Inc. under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), have been omitted. The financial information herein is not necessarily representative of a full year's operations.

3.   Earnings Per Share
     ------------------

          Earnings per share are calculated in accordance with SFAS No. 128, "Earnings per Share", which requires the Company to report both basic earnings per share, based on the weighted-average number of common shares outstanding, and diluted earnings per share, based on the weighted-average number of common shares outstanding adjusted to include the potentially dilutive effect of outstanding stock options and warrants. For the three and six months ended June 30, 2001, shares related to 2,889,000 options were excluded from the calculation of diluted earnings per share because they would have been anti-dilutive. For the three and six months ended June 30, 2001, the incremental shares related to 440,000 warrants outstanding did not result in a difference between basic and diluted earnings per share.

4.   Adoption Of Accounting Pronouncement:
     -------------------------------------

          In July 2001, the Financial Accounting Standards Board issued Statements on Financial Accounting Standards (SFAS) Nos. 141 (Business Combinations) and 142 (Goodwill and Other Intangible Assets). SFAS No. 141, among other things, eliminates the use of the pooling of interests method of accounting for business combinations. Under the provisions of SFAS No. 142 goodwill will no longer be amortized, but will be subject to a periodic test for impairment based upon fair values. During the year ended December 31, 2000 and for the six months ended June 30, 2001, the Company reported goodwill amortization of $3,801 and $2,113, respectively. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. SFAS No. 142 will be effective for the Company beginning January 1, 2002. Given the recent issuance of these standards, the Company has not yet determined the impact of adoption on the financial statements.

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

          As of January 1, 2001 the Company held an interest rate cap and swap agreement designed to convert the variable rate interest payments on certain debt to fixed rate interest rate payments. This agreement had previously been designated as a cash flow hedging relationship but did not qualify as a hedge under SFAS No. 133. Adopting the provisions of SFAS No. 133 on January 1, 2001 resulted in a cumulative after-tax charge to Accumulated Other Comprehensive Income as of January 1, 2001 of $2,334, representing the fair value of the interest rate agreement, net of tax. This amount is being amortized as interest rate agreement expense over the term of the debt.

          For the three months ended June 30, 2001, the Company recognized a pre-tax gain of $472 and for the six months ended June 30, 2001, the Company recognized a pre-tax loss of $1,520 reported as Interest rate agreement expense in the Consolidated Statement of Operations related to the change in the fair value of the interest rate agreement.

5.   Shipping and Handling Fees and Costs:
     ------------------------------------

          In September 2000, the Emerging Issues Task Force ("EITF") reached a final consensus on Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs" ("EITF 00-10"). EITF 00-10 addresses the income statement classification of amounts charged to customers for shipping and handling, as well as costs related to shipping and handling. The EITF concluded that amounts billed to a customer in a sale transaction related to shipping and handling should be classified as revenue. The Company adopted EITF 00-10 in the fourth quarter of 2000. Prior to adopting EITF 00-10, the Company classified certain shipping and handling fees as an offset to selling and distribution expenses. Shipping and handling fees reclassified to revenues totaled $18,900 for the three months ended June 30, 2000 and $22,610 for the six months ended June 30, 2000.

6.   Gain On Receipt Of Insurance Claims Proceeds:
     ---------------------------------------------

          On November 4, 2000, the Company's Seba Beach growing media production facility located in Alberta, Canada was substantially destroyed by fire. The facility and its operations are covered by replacement and business interruption insurance.

          The Company recorded a gain of $2,500 for the three months ended June 30, 2001 and $7,500 for the six months ended June 30, 2001 representing insurance proceeds received to cover business interruption expenses related to the fire.

7.   Inventories
     -----------

     Inventories consisted of the following:

                                        June 30,      December 31,
                                        --------      -----------
                                          2001           2000
                                        --------         --------
     Nursery stock                      $130,019         $146,924
     Finished goods                        5,491            8,213
     Materials and supplies               13,710           13,438
                                        --------         --------
                                        $149,220         $168,575
                                        ========         ========

8.   Comprehensive Income
     --------------------

          Comprehensive income includes all changes in equity during a period except those resulting from investments by and distributions to the Company's stockholders. The Company's comprehensive income is composed of cumulative foreign currency translation adjustments. The components of comprehensive income during the three and six months ended June 30, 2001 and 2000, were as follows:

                                                          Three Months Ended June 30,               Six Months Ended June 30,
                                                        ------------------------------            -------------------------------
                                                          2001                 2000                2001                   2000
                                                        -------               -------             -------                -------

     Net income                                         $22,072               $23,092             $23,274                $25,422
    Cumulative foreign currency translation
      adjustments                                         1,143                  (387)               (216)                  (312)

    Cumulative effect of adoption of FAS 133
                                                             --                    --              (2,334)                    --
    Loss on derivatives reclassified to
      earnings                                              140                    --                 279                     --
                                                        -------               -------             -------                -------
     Comprehensive income                               $23,355               $22,705             $21,003                $25,110

 9.  Acquisitions:
     -------------

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

          In accordance with the terms of the purchase agreement, and as a result of Willow Creek achieving certain operating results relating to the year ended December 31, 2000, the Company made an additional purchase price payment of $850 in fiscal 2001. At December 31, 2000, the Company recorded this amount as goodwill.

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

          Lovell is a producer of quality annual bedding and holiday plants. The total acquisition price was approximately $92,000, which resulted in goodwill of approximately $72,200. In accordance with the terms of the purchase agreement, and as a result of Lovell achieving certain operating results relating to the year ended December 31, 2000, the Company made an additional purchase price payment of $7,500 in fiscal 2001.

          At December 31, 2000, the Company recorded this amount as goodwill.
     In addition, contingent upon Lovell achieving certain operating results for the year ending December 31, 2001, the Company may be required to make additional purchase price payments of up to $5,000 in fiscal 2002.

     Pro Forma Operating Data

          The following summary of condensed unaudited pro forma results of operations for the six months ended June 30, 2000 gives effect to the acquisitions of Willow Creek and Lovell as if they had occurred on January 1, 2000 (in thousands, except per share data):
                                                                  2000
                                                                --------
     Sales, net                                                 $294,175
     Net income                                                 $ 25,372
     Basic and diluted earnings per share:                      $   1.15

10.  Subsequent Event
     ----------------

          On August 13, 2001, the Company announced that it has retained Credit Suisse First Boston to explore strategic and financial alternatives for Sun Gro, its growing media subsidiary. Sun Gro's sales for the year ended December 31, 2000 totaled $122 million. There are no assurances that any transaction will be completed.

11.  Segment Information and Guarantor/Non-Guarantor Disclosures
     -----------------------------------------------------------

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

          The following consolidating information shows (a) Hines on a parent company basis only as the parent guarantor (carrying its investment in its subsidiary under the equity method), (b) Hines Nurseries as the issuer (carrying its investment in its subsidiary under the equity method), (c) Sun Gro-U.S. as subsidiary guarantor (carrying its investment in Sun Gro-Canada under the equity method), (d) Sun Gro-Canada and its direct and indirect subsidiaries, as subsidiary non guarantors, (e) eliminations necessary to arrive at the information for the parent guarantor and its direct and indirect subsidiaries on a consolidated basis and (f) the parent guarantor on a consolidated basis, as follows:

     . Consolidating balance sheets as of June 30, 2001 (unaudited) and December 31, 2000;

     . Consolidating statements of operations for the three months and six months ended June 30, 2001 and 2000 (unaudited); and

     . Consolidating statements of cash flows for the six months ended June 30, 2001 and 2000 (unaudited).

Guarantor / Non-guarantor Disclosures

  Consolidating Balance Sheet
  As of June 30, 2001
  (Dollars in thousands)

                                  --------------------------------------------------------------------------------------------
                                                 Nursery
                                                 Segment            Growing Media Segment
                                  --------------------------------------------------------------------------------------------
                                                                            Sun Gro
                                     Hines                    Sun Gro       Canada
                                  Horticulture     Hines       U.S.       (Subsidiary
                                    (Parent      Nurseries  (Subsidiary      Non-         Sun Gro                 Consolidated
                                   Guarantor)    (Issuer)   Guarantor)    Guarantors)    Sub-total  Eliminations     Total
                                  --------------------------------------------------------------------------------------------
          ASSETS
          ------
Current assets:
    Cash                              $      -    $      -      $     -        $     -    $      -    $        -      $      -
    Accounts receivable, net                 -      70,674       22,959          3,087      26,046             -        96,720
    Inventories                              -     136,598        6,315          6,307      12,622             -       149,220
    Prepaid expenses and other
     current assets                          -       3,467        2,114          1,202       3,316             -         6,783
    Deferred income taxes                  149         122        1,238            607       1,845        (2,116)            -
                                  --------------------------------------------------------------------------------------------
        Total current assets          $    149    $210,861      $32,626        $11,203    $ 43,829       ($2,116)     $252,723
                                  --------------------------------------------------------------------------------------------

Fixed assets, net                            -     150,002       11,117         54,793      65,910             -       215,912
Deferred financing expenses, net           524       9,680            -              -           -             -        10,204
Goodwill, net                                -     122,339       18,799            653      19,452             -       141,791
Deferred income taxes                        -      20,828            -              -           -       (20,828)            -
Investments in subsidiaries            115,437      11,601            -              -           -      (127,038)            -
                                  --------------------------------------------------------------------------------------------
                                      $116,110    $525,311      $62,542        $66,649    $129,191     ($149,982)     $620,630
                                  ============================================================================================

    LIABILITIES AND
    SHAREHOLDERS' EQUITY
    --------------------

Current liabilities:
    Accounts payable                  $      -    $ 18,653      $ 2,915        $ 3,521    $  6,436    $        -      $ 25,089
    Accrued liabilities                      -       9,850        1,027            490       1,517             -        11,367
    Accrued payroll and benefits             -      11,241        1,130            976       2,106             -        13,347
    Accrued interest                         -       4,038            -              -           -             -         4,038
    Long-term debt, current
     portion                                 -      22,159        4,523          6,047      10,570             -        32,729
    Revolving line of credit                 -      67,500            -              -           -             -        67,500
    Deferred income taxes                    -      77,107            -              -           -        (2,116)       74,991
    Intercompany accounts                7,670     (51,496)      29,383         14,443      43,826             -             -
                                  --------------------------------------------------------------------------------------------
        Total current liabilities        7,670     159,052       38,978         25,477      64,455        (2,116)      229,061
                                  --------------------------------------------------------------------------------------------

Long-term debt                               -     242,207       22,612          9,185      31,797             -       274,004
Derivative liability                         -       4,997            -              -           -             -         4,997
Deferred income taxes                        -       9,877       (1,767)        16,846      15,079       (20,828)        4,128
Shareholders' equity:
    Common stock                           221      17,971       11,413          4,501      15,914       (33,885)          221
    Additional paid in capital         128,781      21,362        5,889              -       5,889       (27,251)      128,781
    Notes receivable from stock
     sales                                   -           -            -              -           -             -             -
    Retained earnings (deficit)        (13,433)     71,900        1,131              -       1,131       (73,031)      (13,433)
    Accumulated other
     comprehensive income               (7,129)     (2,055)      (5,074)             -      (5,074)        7,129        (7,129)
                                  --------------------------------------------------------------------------------------------
        Total shareholders'
         equity                        108,440     109,178       13,359          4,501      17,860      (127,038)      108,440
                                  --------------------------------------------------------------------------------------------

                                      $116,110    $525,311      $73,182        $56,009    $129,191     ($149,982)     $620,630
                                  ============================================================================================


  Consolidating Balance Sheet
  As of December 31, 2000
  (Dollars in thousands)

                                  ---------------------------------------------------------------------------------------------
                                                  Nursery
                                                  Segment            Growing Media Segment
                                  ---------------------------------------------------------------------------------------------
                                                                           Sun Gro
                                     Hines                    Sun Gro      Canada
                                  Horticulture     Hines       U.S.      (Subsidiary
                                    (Parent      Nurseries  (Subsidiary     Non-         Sun Gro                 Consolidated
                                   Guarantor)    (Issuer)   Guarantor)   Guarantors)    Sub-total  Eliminations     Total
                                  ---------------------------------------------------------------------------------------------
            ASSETS
            ------
Current assets:
    Cash                           $      -     $      -        $     -    $     -     $      -     $        -      $      -
    Accounts receivable, net              -       26,754         19,681      2,667       22,348               -          49,102
    Inventories                           -      153,125          7,881      7,569       15,450               -         168,575
    Prepaid expenses and other
     current assets                       -        1,880          2,060      1,602        3,662               -           5,542
    Deferred income taxes                 -          122          1,239        608        1,847          (1,969)              -
                                  ----------------------------------------------------------------------------------------------
        Total current assets       $      -     $181,881        $30,861    $12,446     $ 43,307         ($1,969)       $223,219
                                  ---------------------------------------------------------------------------------------------

Fixed assets, net                         -      141,210         12,819     54,690       67,509               -         208,719
Deferred financing expenses, net        797       11,288              -          -            -               -          12,085
Goodwill, net                             -      124,196         19,082        672       19,754               -         143,950
Deferred income taxes                    37       20,828              -      1,538        1,538         (22,403)              -
Investments in subsidiaries          94,057        9,211          7,283          -        7,283        (110,551)              -
                                  ----------------------------------------------------------------------------------------------
                                   $ 94,891     $488,614        $70,045    $69,346     $139,391       ($134,923)       $587,973
                                  ==============================================================================================

    LIABILITIES AND
    SHAREHOLDERS' EQUITY
    --------------------

Current liabilities:
    Accounts payable               $      -     $  8,919        $ 1,836    $ 2,910     $  4,746      $        -        $ 13,665
    Accrued liabilities                   -       13,151          2,294        531        2,825               -          15,976
    Accrued payroll and benefits          -        7,339            916      1,095        2,011               -           9,350
    Accrued interest                      -        1,732              -          -            -               -           1,732
    Long-term debt, current
     portion                              -       18,196          3,769      4,548        8,317               -          26,513
    Revolving line of credit              -       79,500              -          -            -               -          79,500
    Deferred income taxes                 -       63,554              -          -            -          (1,969)         61,585
    Intercompany accounts             7,484      (54,698)        27,738     19,476       47,214               -               -
                                  ----------------------------------------------------------------------------------------------
        Total current liabilities     7,484      137,693         36,553     28,560       65,113          (1,969)        208,321
                                  ----------------------------------------------------------------------------------------------

Long-term debt                            -      251,823         24,875     12,209       37,084               -         288,907
Deferred income taxes                     -       11,300         (2,353)    16,794       14,441         (22,403)          3,338
Shareholders' equity:
    Common stock                        221       17,971         11,414      4,500       15,914         (33,885)            221
    Additional paid in capital      128,781       21,362          5,889      1,778        7,667         (29,029)        128,781
    Notes receivable from stock
     sales                              (30)           -              -          -            -               -             (30)
    Retained earnings (deficit)     (36,707)      48,465         (1,475)     5,505        4,030         (52,495)        (36,707)
    Accumulated  other
     comprehensive loss              (4,858)           -         (4,858)         -       (4,858)          4,858          (4,858)
                                  ----------------------------------------------------------------------------------------------
        Total shareholders' equity   87,407       87,798         10,970     11,783       22,753        (110,551)         87,407
                                  ----------------------------------------------------------------------------------------------

                                   $ 94,891     $488,614        $70,045    $69,346     $139,391       ($134,923)       $587,973
                                  ==============================================================================================

Consolidating Statement of Operations
For the six month period ended June 30, 2001
(Dollars in thousands)

                                    -----------------------------------------------------------------------------------------------
                                                   Nursery
                                                   Segment           Growing Media Segment
                                    -----------------------------------------------------------------------------------------------
                                                                            Sun Gro
                                       Hines                  Sun Gro       Canada
                                    Horticulture    Hines       U.S.      (Subsidiary
                                      (Parent     Nurseries  (Subsidiary     Non-          Sun Gro                     Consolidated
                                     Guarantor)   (Issuer)   Guarantor)   Guarantors)     Sub-total    Eliminations       Total
                                    -----------------------------------------------------------------------------------------------
    Sales, net                      $      -       $241,938   $ 58,561      $20,187       $78,748        ($15,159)       $305,527
    Cost of goods sold                     -        112,008     34,461       15,424        49,885         (15,159)        146,734
                                    -----------------------------------------------------------------------------------------------

      Gross Profit                         -        129,930     24,100        4,763        28,863               -         158,793
    Operating expenses                     -         77,486     19,784       (1,861)       17,923               -          95,409
                                    -----------------------------------------------------------------------------------------------

      Operating income                     -         52,444      4,316        6,624        10,940               -          63,384
                                    -----------------------------------------------------------------------------------------------

    Other expenses:
    Interest                               -         17,834      1,511          735         2,246               -          20,080
    Interest - intercompany                -         (2,064)     1,415          649         2,064               -               -
    Interest rate swap agreement
     expense                               -          1,520          -            -             -               -           1,520
    Amortization of deferred
     financing expenses, other       (23,162)        (1,845)         -            -             -          27,284           2,277
                                    -----------------------------------------------------------------------------------------------

                                     (23,162)        15,445      2,926        1,384         4,310          27,284          23,877
                                    -----------------------------------------------------------------------------------------------


    Income before provision for
     (benefit from income taxes       23,162         36,999      1,390        5,240         6,630         (27,284)         39,507
    Income tax provision (benefit)      (112)        13,564        586        2,195         2,781               -          16,233
                                    -----------------------------------------------------------------------------------------------

    Net income                      $ 23,274       $ 23,435   $    804      $ 3,045       $ 3,849        ($27,284)       $ 23,274

Guarantor / Non-guarantor Disclosures - (Continued)

Consolidating Statement of Operations
For the three month period ended June 30, 2001
(Dollars in thousands)

                                    -----------------------------------------------------------------------------------------------
                                                   Nursery
                                                   Segment           Growing Media Segment
                                    -----------------------------------------------------------------------------------------------
                                                                            Sun Gro
                                       Hines                  Sun Gro       Canada
                                    Horticulture    Hines       U.S.      (Subsidiary
                                      (Parent     Nurseries  (Subsidiary     Non-          Sun Gro                     Consolidated
                                     Guarantor)   (Issuer)   Guarantor)   Guarantors)     Sub-total    Eliminations       Total
                                    -----------------------------------------------------------------------------------------------
    Sales, net                       $       -     $174,181   $ 27,641      $ 8,280        $35,921       ($5,328)       $ 204,774
    Cost of goods sold                       -       79,294     15,361        6,422         21,783       ($5,328)          95,749
                                    -----------------------------------------------------------------------------------------------
      Gross Profit                           -       94,887     12,280        1,858         14,138             -          109,025
    Operating expenses                       -       52,256      9,494         (445)         9,049             -           61,305
                                    -----------------------------------------------------------------------------------------------
      Operating income                       -       42,631      2,786        2,303          5,089             -           47,720
                                    -----------------------------------------------------------------------------------------------
    Other expenses:
      Interest                               -        8,515        729          336          1,065             -            9,580
      Interest - intercompany                -         (933)       623          310            933             -                -
      Interest rate swap agreement
       expense                               -         (472)         -            -              -             -             (472)
      Amortization of deferred
       financing expenses, other       (22,016)        (755)     2,114            -          2,114        21,795            1,138
                                    -----------------------------------------------------------------------------------------------
                                       (22,016)       6,355      3,466          646          4,112        21,795           10,246
                                    -----------------------------------------------------------------------------------------------


    Income (loss) before provision
     for (benefit from) income
     taxes                              22,016       36,276       (680)       1,657            977       (21,795)          37,474
    Income tax provision (benefit)         (56)      14,124        608          726          1,334             -           15,402
                                    -----------------------------------------------------------------------------------------------

    Net income (loss)                 $ 22,072     $ 22,152    ($1,288)     $   931          ($357)     ($21,795)        $ 22,072

Consolidating Statement of Operations
For the six month period ended June 30, 2000
(Dollars in thousands)

                                    -----------------------------------------------------------------------------------------------
                                                   Nursery
                                                   Segment           Growing Media Segment
                                    -----------------------------------------------------------------------------------------------
                                                                            Sun Gro
                                       Hines                  Sun Gro       Canada
                                    Horticulture    Hines       U.S.      (Subsidiary
                                      (Parent     Nurseries  (Subsidiary     Non-          Sun Gro                     Consolidated
                                     Guarantor)   (Issuer)   Guarantor)   Guarantors)     Sub-total    Eliminations       Total
                                    -----------------------------------------------------------------------------------------------
    Sales, net                       $      -     $218,044      $59,558      $22,179       $81,737        ($12,769)       $287,012
    Cost of goods sold                      -      100,203       36,172       12,055        48,227         (12,769)        135,661
                                    -----------------------------------------------------------------------------------------------
     Gross Profit                           -      117,841       23,386       10,124        33,510               -         151,351
    Operating expenses                      -       69,791       21,186        5,830        27,016               -          96,807
                                    -----------------------------------------------------------------------------------------------
     Operating income                       -       48,050        2,200        4,294         6,494               -          54,544
                                    -----------------------------------------------------------------------------------------------
    Other expenses:
     Interest                             (10)      14,538        1,638          760         2,398               -          16,926
     Interest - intercompany                -       (1,937)       1,248          689         1,937               -               -
     Amortization of deferred
      financing expenses, other       (25,416)      (2,817)           -            -             -          28,856             623
                                    -----------------------------------------------------------------------------------------------
                                      (25,426)       9,784        2,886        1,449         4,335          28,856          17,549
                                    -----------------------------------------------------------------------------------------------

    Income before provision for
     (benefit from) income taxes       25,426       38,266         (686)       2,845         2,159         (28,856)         36,995
    Income tax provision (benefit)          4       12,850       (2,645)       1,364        (1,281)              -          11,573
                                    -----------------------------------------------------------------------------------------------
    Net income                       $ 25,422     $ 25,416      $ 1,959      $ 1,481       $ 3,440        ($28,856)       $ 25,422

Guarantor / Non-guarantor Disclosures - (Continued)

Consolidating Statement of Operations
For the three month period ended June 30, 2000
(Dollars in thousands)

                                    -----------------------------------------------------------------------------------------------
                                                   Nursery
                                                   Segment           Growing Media Segment
                                    -----------------------------------------------------------------------------------------------
                                                                            Sun Gro
                                       Hines                  Sun Gro       Canada
                                    Horticulture    Hines       U.S.      (Subsidiary
                                      (Parent     Nurseries  (Subsidiary     Non-          Sun Gro                     Consolidated
                                     Guarantor)   (Issuer)   Guarantor)   Guarantors)     Sub-total    Eliminations       Total
                                    -----------------------------------------------------------------------------------------------
    Sales, net                       $      -     $165,041      $27,435      $ 9,309       $36,744         ($3,383)       $198,402
    Cost of goods sold                      -       73,970       15,931        5,061        20,992          (3,383)         91,579
                                    -----------------------------------------------------------------------------------------------

     Gross Profit                           -       91,071       11,504        4,248        15,752               -         106,823
    Operating expenses                      -       48,942       10,938        3,304        14,242               -          63,184
                                    -----------------------------------------------------------------------------------------------

     Operating income                       -       42,129          566          944         1,510               -          43,639
                                    -----------------------------------------------------------------------------------------------

    Other expenses:
     Interest                              (7)       8,625          842          382         1,224               -           9,842
     Interest - intercompany                -       (1,098)         706          392         1,098               -               -
     Amortization of deferred
      financing expenses, other       (23,088)      (1,141)       1,704            -         1,704          22,906             381
                                    -----------------------------------------------------------------------------------------------
                                      (23,095)       6,386        3,252          774         4,026          22,906          10,223
                                    -----------------------------------------------------------------------------------------------


    Income before provision for
     (benefit from) income taxes       23,095       35,743       (2,686)         170        (2,516)        (22,906)         33,416
    Income tax provision (benefit)          3       12,655       (2,750)         416        (2,334)              -          10,324
                                    -----------------------------------------------------------------------------------------------

    Net income (loss)                $ 23,092     $ 23,088      $    64        ($246)        ($182)       ($22,906)       $ 23,092


Consolidating Statement of Cash Flows
For the six months ended June 30, 2001
(Dollars in thousands)

                                          ------------------------------------------------------------------------------------------
                                                          Nursery
                                                          Segment           Growing  Media Segment
                                           -----------------------------------------------------------------------------------------
                                               Hines                  Sun Gro   Sun Gro Canada
                                            Horticulture   Hines        U.S.     (Subsidiary
                                              (Parent    Nurseries  (Subsidiary      Non-       Sun Gro                 Consolidated
                                             Guarantor)   (Issuer)   Guarantor)   Guarantors)   Sub-total  Eliminations    Total
                                           -----------------------------------------------------------------------------------------
Cash provided by operating activities          $    -     $ 34,647    $  5,571    $ 3,310        $ 8,881       $   -      $ 43,528
                                           -----------------------------------------------------------------------------------------

Cash flows from investing activities:
    Purchase of fixed assets, net                   -      (12,948)        509     (2,310)        (1,801)          -       (14,749)
    Proceeds from sales of fixed assets             -            -          60         10             70           -            70
    Acquisitions, net of cash                       -       (8,311)          -          -              -           -        (8,311)
                                           -----------------------------------------------------------------------------------------
    Net cash (used in) provided by                  -      (21,259)        569     (2,300)        (1,731)          -       (22,990)
     investing activities                  -----------------------------------------------------------------------------------------

Cash flows from financing activities:
    Borrowings on revolving line of credit          -       76,900           -          -              -           -        76,900
    Repayments on revolving line of credit          -      (88,900)          -          -              -           -       (88,900)
    Intercompany advances (repayments)            (30)       3,418      (3,388)         -         (3,388)          -             -
    Repayments of long-term debt                    -       (6,049)     (1,509)    (1,526)        (3,035)          -        (9,084)
    Dividends received (paid)                       -        1,243      (1,243)         -         (1,243)          -             -
    Repayments of notes receivables from
     stock sales                                   30            -           -          -              -           -            30
                                           -----------------------------------------------------------------------------------------
    Net cash used in financing activities           -      (13,388)     (6,140)    (1,526)        (7,666)          -       (21,054)
                                           -----------------------------------------------------------------------------------------

    Effect of exchange rate changes on
     cash and cash equivalents                      -            -           -        516            516           -           516
                                           -----------------------------------------------------------------------------------------
Net increase in cash                                -            -           -          -              -           -             -
Cash, beginning of year                             -            -           -          -              -           -             -
                                           -----------------------------------------------------------------------------------------
Cash, end of period                            $    -     $      -    $      -    $     -        $     -       $   -      $      -
                                           =========================================================================================


Consolidating Statement of Cash Flows
For the six months ended June 30, 2000
(Dollars in thousands)

                                          ------------------------------------------------------------------------------------------
                                                          Nursery
                                                          Segment           Growing  Media Segment
                                           -----------------------------------------------------------------------------------------
                                               Hines                  Sun Gro   Sun Gro Canada
                                            Horticulture   Hines        U.S.     (Subsidiary
                                              (Parent    Nurseries  (Subsidiary      Non-       Sun Gro                 Consolidated
                                             Guarantor)   (Issuer)   Guarantor)   Guarantors)   Sub-total  Eliminations    Total
                                           -----------------------------------------------------------------------------------------
Cash provided by (used in) operating
  activities                                    $  10   $     (10)    $ (4,626)   $ 3,443        $(1,183)      $   -      $ (1,183)
                                           -----------------------------------------------------------------------------------------

Cash flows from investing activities:
    Purchase of fixed assets, net                   -     (15,656)      (1,556)    (2,804)        (4,360)          -       (20,016)
    Proceeds from sales of fixed assets             -           -            -        395            395           -           395
    Acquisitions, net of cash                       -    (112,034)           -          -              -           -      (112,034)
                                           -----------------------------------------------------------------------------------------
    Net cash used in investing activities           -    (127,690)      (1,556)    (2,409)        (3,965)          -      (131,665)
                                           -----------------------------------------------------------------------------------------


Cash flows from financing activities:
    Borrowings on revolving line of credit          -      98,465            -          -              -           -         98,465
    Repayments on revolving line of credit          -     (77,965)           -          -              -           -        (77,965)
    Intercompany advances (repayments)           (153)     (7,587)       7,740          -          7,740           -              -
    Proceeds from the issuance of long-
     term debt                                      -     119,416            -          -              -           -        119,416
    Repayments of long-term debt                    -      (2,444)           -     (1,028)        (1,028)          -         (3,472)
    Deferred financing costs                        -      (3,743)           -          -              -           -         (3,743)
    Dividends received ( paid )                     -       1,558       (1,558)         -         (1,558)          -              -
    Repayments of notes receivables
     from stock sales                             143           -            -          -              -           -            143
                                           -----------------------------------------------------------------------------------------
    Net cash provided by (used in)
     financing activities                         (10)    127,700        6,182     (1,028)         5,154           -        132,844
                                           -----------------------------------------------------------------------------------------

    Effect of exchange rate changes on
    cash and cash equivalents                       -           -            -         (6)            (6)          -             (6)
                                           -----------------------------------------------------------------------------------------

Net increase in cash                                -           -            -          -              -           -              -
Cash, beginning of year                             -           -            -          -              -           -              -
                                           -----------------------------------------------------------------------------------------
Cash, end of period                             $   -   $       -      $     -    $     -        $     -       $   -      $       -
                                           =========================================================================================



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

Overview

         General. Hines is one of the largest commercial nursery operations in North America, producing one of the broadest assortments of container-grown plants in the industry. The Company sells its nursery products primarily to the retail segment , which includes premium independent garden centers, as well as leading home centers and mass merchandisers such as Home Depot, Lowe's, Wal-Mart, Kmart and Target. The Company is also the largest North American producer and marketer of sphagnum peat moss and professional bark-based growing mixes. The Company sells its growing media products primarily to professional customers, including greenhouse growers, nursery growers and golf course developers. The Company believes that sales of its nursery and growing media products have been positively affected by societal and demographic trends, such as greater levels of homeownership, the aging of the American population and the increasing popularity of gardening. Recent trends in the retail distribution channel, such as the expansion of large "big box" retailers and their growing emphasis on the lawn and garden category, have increased consumer exposure to lawn and garden products. Management believes these trends have favorably impacted the Company and provide excellent opportunities for improved operating performance.

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

         While the Company continues to believe that the highly fragmented nature of the nursery industry presents it with a number of opportunities to make such acquisitions, management's current priority is to increase its operating cash flows and financial flexibility. Accordingly, the Company is not currently in discussions to consummate any further acquisitions, although it may later decide to do so.

         Tax Matters. The Company derives significant benefits (for its nursery operations) under the U.S. federal tax code by qualifying to use the cash method of accounting for federal income tax purposes. Under the cash method, sales are included in taxable income when payments are received and expenses are deducted as they are paid. The primary benefit the Company receives is the ability to deduct the cost of inventory as it is incurred. As a result of the Company's ability to deduct its growing costs under the farming exception, the Company has generally not been required to pay cash income taxes and has generated net operating losses for federal income tax purposes. In 2000, the Company has generated a taxable loss for federal income tax purposes. During the same period, the Company has continued to show a tax provision relating to the recording of deferred taxes. At December 31, 2000, the Company had approximately $52.4 million in net operating loss carry forwards for federal income tax reporting purposes.

     Results of Operations

      Three Months Ended June 30, 2001 compared to Three Months Ended June 30, 2000

         Net sales. Net sales of $204.8 million for the three months ended June 30, 2001 increased $6.4 million, or 3.2%, from net sales of $198.4 million for the comparable period in 2000 primarily due to increased sales from the Company's green goods business as discussed below.

         Sales from the Company's green goods business increased by more than 5.5% as both the nursery and color divisions had strong performances. The strong early sales performance this year proved to be a significant competitive advantage in a challenging retail environment for the lawn and garden industry. During this period, the effects of the soft economy and increasingly aggressive inventory management programs by customers were exacerbated by unfavorable weather conditions in May and June. Despite these challenges, the nursery division posted solid sales results with outstanding results in its southern sunbelt markets. The sales force reorganization implemented during 2000, along with its strong New Products Program, has enabled Hines to bring about a resurgence in sales growth to independent garden centers. This performance complements consistently high growth rates in sales to mass retail customers, which have been supported by the

     Company's extremely successful store service programs. The color division was the strongest performer for the quarter with outstanding results by its southern operations. In the color division, the Company continues to benefit from substantial sales being generated through its store service programs nationwide.

         Net sales of the Company's growing media business decreased by 7.5% from the comparable period in 2000. The growing media business has been negatively affected by the same economic and weather-related market phenomena as the green goods businesses.

         For the growing media division, the impact of more aggressive inventory management practices has become increasingly evident among professional growers and in the Company's retail oriented businesses such as co-packing.

         The Company continues to operate without the use of its Seba Beach plant, which accounts for approximately 14% of its growing media production capacity. Seba Beach is being rebuilt after having been destroyed by fire in late 2000. During the quarter, the Company continued to work diligently to fill product orders from other plant locations while the rebuilding is underway. Internally, in addition to its focus on rebuilding the Seba Beach production facility, Hines is working to increase gross margins in its major growing media lines. To meet these margin objectives, it has continued to emphasize higher margin professional lines and exercise increased discipline in pricing decisions on retail products. Growers continue to take advantage of labor and equipment cost savings by switching to the Company's value-added mixes.

         Gross profit. Gross profit of $109.0 million for the three months ended June 30, 2001 increased $2.2 million, or 2.1%, from gross profit of $106.8 million for the comparable period in 2000. The increase was primarily attributable to higher sales at the Company's green goods business as discussed above.

         As a percent of sales, gross margin decreased from 53.8% to 53.2% of net sales primarily due to the impact of the Seba Beach facility fire, which accounted for $1.4 million of additional costs. Excluding these additional costs, the gross margins would have increased by 0.1%, from 53.8% to 53.9%, primarily due to production improvements in the growing media business.

         Operating expenses. Operating expenses of $61.3 million for the three months ended June 30, 2001 decreased $1.9 million, from $63.2 million for the comparable period in 2000. Included in operating expenses is a gain of $2.5 million representing insurance proceeds received during the quarter relating to the Seba Beach facility fire. Excluding this gain, operating expenses as a percentage of net sales decreased from 31.8% to 31.2% for the three months ended, June 30, 2001, primarily due to lower general and administrative expenses. Included in the prior year's general and administrative expenses was the reduction of the carrying value of the Company's investment in NeoInformatics, Inc. in the amount of $0.8 million.

         Operating income. Operating income of $47.7 million for the three months ended June 30, 2001 increased $4.1 million, or 9.4%, from $43.6 million for the comparable period in 2000. Excluding the $1.1 million positive impact of the receipt of the Seba Beach insurance proceeds, net of the incremental costs, operating income of $46.6 million increased $3.0 million, or 6.9% from $43.6 million for the comparable period in 2000. Excluding this $1.1 million positive impact, as a percentage of net sales, operating income improved 0.8% to 22.8% from 22.0%, due primarily to increased gross margins and lower general and administrative expenses as discussed above.

         Interest expense. Interest and financing expenses of $10.2 million for the three months ended June 30, 2001 remained the same from $10.2 million for the comparable period in 2000. Excluding the non-cash $0.5 million gain with respect to the Company's interest rate swap agreement resulting from the adoption of FAS 133, interest and financing expenses were $10.7 million for the three months ended June 30, 2001 compared to $10.2 million for the comparable period in 2000. The increase was primarily attributable to increased borrowing rates.

         Provision for income taxes. The Company's effective income tax rate was 41.1% and 30.9% for the three months ended June 30, 2001 and 2000, respectively. The increase in the effective income tax rate was mainly due to the prior year's release of tax reserves management determined were no longer necessary.

         Net income. Net income of $22.1 million for the three months ended June 30, 2001 decreased $1.0 million from net income of $23.1 million for the comparable period in 2000. The decrease was primarily due to the Company's return to a normalized tax rate of 41% versus a rate of 31% last year as discussed above.

         Six Months Ended June 30, 2001 compared to Six Months Ended June 30,
         2000

         Net sales. Net sales of $305.5 million for the six months ended June 30, 2001 increased $18.5 million, or 6.5%, from net sales of $287.0 million for the comparable period in 2000 primarily due to increased sales from the Company's green goods business as discussed below.

     Sales from the Company's green goods business increased by almost 11% as both the nursery and color divisions had strong performances. The strong early sales performance this year proved to be a significant competitive advantage in a challenging retail environment for the lawn and garden industry. During this period, the effects of the soft economy and increasingly aggressive inventory management programs by customers were exacerbated by unfavorable weather conditions in May and June. Despite these challenges, both the nursery and color divisions posted solid sales results with outstanding results in their southern sunbelt markets. The sales force reorganization implemented during 2000, along with its strong New Products Program, has enabled Hines to bring about a resurgence in sales growth to independent garden centers. This performance complements consistently high growth rates in sales to mass retail customers, which have been supported by the Company's extremely successful store service programs.

     Net sales of the Company's growing media business decreased by 7% from the comparable period in 2000. The growing media business has been subject to the same economic and weather-related market phenomena as the green goods businesses. For the growing media division, the impact of more aggressive inventory management practices has become increasingly evident among professional growers and in the Company's retail oriented businesses such as co-packing. In addition, the Company continues to operate without the use of its Seba Beach plant, which accounts for approximately 14% of its growing media production capacity. Seba Beach is being rebuilt after having been destroyed by fire in late 2000. The Company continued to work diligently to fill product orders from other plant locations while the rebuilding is underway. Internally, in addition to its focus on rebuilding the Seba Beach production facility, the business is working to increase gross margins in its major growing media lines. To meet these margin objectives, it has continued to emphasize higher margin professional lines and exercise increased discipline in pricing decisions on retail products. Growers continue to take advantage of labor and equipment cost savings by switching to the Company's value-added mixes.

         Gross profit. Gross profit of $158.8 million for the six months ended June 30, 2001 increased $7.4 million, or 4.9%, from gross profit of $151.4 million for the comparable period in 2000. The increase was primarily attributable to higher sales at the Company's green goods business as discussed above.

         As a percent of sales, gross margin decreased from 52.7% to 52.0% of net sales primarily due to the impact of the Seba Beach facility fire, which accounted for $3.8 million of additional costs. Excluding these additional costs, the gross margins would have increased by 0.9% from 52.7% to 53.2% primarily due to product mix and pricing increases in the green goods business and production improvements in the growing media business.

         Operating expenses. Operating expenses of $95.4 million for the six months ended June 30, 2001 decreased $1.4 million, or 1.4%, from $96.8 million for the comparable period in 2000. Included in operating expenses are $0.2 million of incremental costs relating to the Seba Beach facility fire and a gain of $7.5 million representing insurance proceeds received during the six months ended June 30, 2001. Excluding these incremental costs and gain, operating expenses as a percentage of net sales decreased from 33.7% to 33.6% in first six months of 2001, primarily attributable to lower general and administrative expenses. Included in the prior year's general and administrative expenses was the reduction of the carrying value of the Company's investment in NeoInformatics, Inc. in the amount of $0.8 million.

         Operating income. Operating income of $63.4 million for the six months ended June 30, 2001 increased $8.9 million, or 16.3%, from $54.5 million for the comparable period in 2000.

         Excluding the $3.5 million positive impact of the receipt of the Seba Beach insurance proceeds, net of the incremental costs, operating income of $59.9 million increased $5.4 million, or 9.9% from $54.5 million for the comparable period in 2000. Excluding this $3.5 million positive impact, as a percentage of net sales, operating income improved 0.6% to 19.6% from 19.0%, due primarily to increased gross margins and lower general and administrative expenses as discussed above.

         Interest expense. Interest and financing expenses of $23.9 million for the six months ended June 30, 2001 increased $6.3 million, or 36.1%, from $17.5 million for the comparable period in 2000. Excluding the non-cash $1.5 million charge with respect to the Company's interest rate swap agreement resulting from the adoption of FAS 133, interest and financing expenses were $22.4 million for the six months ended June 30, 2001 compared to $17.5 million for the comparable period in 2000. The increase was primarily attributable to increased borrowing levels due to the acquisitions made in early fiscal 2000 and increased borrowing rates.

         Provision for income taxes. The Company's effective income tax rate was 41.1% and 31.3% for the six months ended June 30, 2001 and 2000, respectively. The increase in the effective income tax rate was mainly due to the prior year's release of tax reserves management determined were no longer necessary.

         Net income. Net income of $23.3 million for the six months ended June 30, 2001 decreased $2.1 million from a net income of $25.4 million for the comparable period in 2000. The decrease was primarily due to the higher interest and financing expenses, the non-cash charge of $1.5 million representing the impact of adopting FAS 133 and the return to a normalized tax rate of 41% versus 31% a year ago as discussed above.

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

         In October 1995, Hines Nurseries issued $120.0 million in aggregate principal amount of 11 3/4% senior subordinated notes due 2005 (the "Senior Subordinated Notes") to refinance certain indebtedness incurred in connection with the acquisition of Hines by MDCP and certain members of management. As of June 30, 2001, $78.0 million in aggregate principal amount remains outstanding. The indenture pursuant to which the Senior Subordinated Notes were issued imposes a number of restrictions on Hines Nurseries and Sun Gro-U.S. The indenture limits, among other things, their ability to incur additional indebtedness, to make certain restricted payments (including dividends to Hines), to make certain asset dispositions, to incur certain liens and to enter into certain significant transactions.

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

         Effective November 28, 2000, Hines Nurseries also received the approval of its noteholders to amend the Indenture governing the Senior Subordinated Notes for the purpose of amending the definition of "Permitted Indebtedness" within the Indenture to include (i) all indebtedness that may be incurred under the Amended Senior Credit Facility in an aggregate principal amount to not exceed $365.0 million (less the amount of all mandatory principal repayments and required permanent reductions made thereunder) plus(ii) up to an additional $35.0 million in indebtedness under the additional revolving loan commitments, provided that such borrowings may only be borrowed and may only be outstanding between March 15 and June 15 of 2001 and 2002. In consideration for the amendment, Hines Nurseries agreed to (i) pay a fee of $35 per $1,000 of the principal amount of Notes, (ii) increase the interest rate thereon from 11 3/4% to 12 3/4% per annum, (iii) increase the optional redemption price to 106.00% of the principal amount thereof, (iv) increase the purchase price upon a change of control from 101.00% to 105.00% of the principal amount thereof and add to the events that constitute a change of control and (v) pay a premium at maturity equal to 5.00% of the principal amount to be repaid. All other terms of the Notes remain unchanged.

         Net cash provided by (used in) operating activities for the six months ended June 30, 2001 of $43.5 million improved by $44.7 million from net cash used of $1.2 million for the comparable period in 2000. The higher cash level generated was primarily due to the lower levels of accounts receivable and the higher levels of accounts payable and accrued liabilities.

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

         Net cash used in investing activities during the six months ended June 30, 2001 decreased $108.7 million to $23.0 million from $131.7 million for the comparable period in 2000. The decrease was primarily due to the Company's prior year's acquisitions of Willow Creek and Lovell and lower capital expenditures this year.

         Net cash provided by (used in) financing activities during the six months ended June 30, 2001 decreased $153.9 million to net cash used of $21.1 million from net cash provided of $132.8 million for the comparable period in 2000. The decrease was directly related to the prior year's advances under the acquisition facility to finance the acquisitions completed in the prior year and to lower borrowings under the Company's revolving line of credit.

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

         On July 31, 2001, the Company had unused borrowing capacity of $55.1 million and $30.0 million under its working capital revolver and the additional $30.0 million revolving loan commitment, respectively, within the Amended Senior Credit Facility.

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

         The Company's capital expenditures were approximately $12.9 million for the six months ended June 30, 2001. The capital expenditures for the green goods business ($12.1 million) related primarily to the purchase of land at our Fallbrook site, which the Company had been obligated to acquire as part of that acquisition completed in 1996, the completion of acreage expansion plans, which the Company began in late 2000, at its South Carolina and Miami facilities, the continued implementation of the ERP information system, which will standardize systems and processes throughout the Company, and the purchase of nursery-related structures, vehicles, machinery and equipment. The capital expenditures for the growing media business ($0.8 million) related primarily to peat bog development and the purchase of peat bog harvesting and processing equipment. The Company's capital expenditures for 2001 are expected to be approximately $19.0 million.

     Principal repayments due under the Company's various borrowings agreements total $26.5 million in 2001, $64.3 million in 2002, $49.4 million in 2003 and $175.3 million thereafter. Management believes that cash generated by operations and borrowings available under the Amended Senior Credit Facility will be sufficient to meet the Company's anticipated working capital, capital expenditures and debt service requirements through 2001.

         Management is currently evaluating a series of financial alternatives to facilitate the refinancing or repayments of amounts due in 2002 under the Amended Senior Credit Facility. These alternatives include a number of financing options to restructure its portfolio of outstanding debt as well as exploring strategic and financial alternatives for Sun Gro, its growing media subsidiary. Management believes at this time that the Company will be able to successfully refinance or repay amounts due under the Amended Senior Credit Facility in accordance with its terms; however, there is no assurance that the Company will be able to do so.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         As part of its ongoing business, the Company is exposed to certain market risks, including fluctuations in interest rates, foreign exchange rates, commodity prices and its common stock price. The Company does not enter into transactions designed to mitigate its market risks for trading or speculative purposes.

          In May 2000, the Company entered into an interest rate swap and cap agreement (interest rate agreement) to hedge $75.0 million of its loan facility. The interest rate agreement effectively changes the Company's exposure on its variable rate interest payments to fixed rate interest payments of 7.13% based on the 3-month LIBOR rate in effect at the beginning of each quarterly period, with a maximum rate of 8%. The interest rate agreement matures in February 2005. At June 30, 2001, the estimated fair value of the interest rate agreement was $5.0 million.

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

                          PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders
-------  ---------------------------------------------------

     The Company held its Annual Meeting of Stockholders on May 31, 2001 at which the stockholders of the Company elected six directors and ratified the appointment of PricewaterhouseCoopers LLP as the Company's independent public accountants for the 2001 fiscal year.

     The following individuals were elected as directors and received the number of votes indicated below:

     Name of Nominee         Votes For    Against   Abstentions
     ----------------        ----------   -------   -----------
     Douglas D. Allen        20,884,741    12,680             0
     G. Ronald Morris        20,884,741    12,680             0
     Thomas R. Reusche       20,871,425    25,996             0
     James R. Tennant        20,884,741    12,680             0
     Stephen P. Thigpen      20,871,425    25,996             0
     Paul R. Wood            20,871,425    25,996             0

     For the ratification of PricewaterhouseCoopers LLP as the Company's independent public accountants, 20,866,635 votes were cast in favor, 2,700 votes were cast against and there were 28,086 abstentions.

Item 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------

         None

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



Date:  August 13, 2001