Form 10-Q
period 2001-09-30
HINES HORTICULTURE INC
filed 2001-11-09
CIK 1003515

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

                                   (Mark One)
           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                    For the quarter ended September 30, 2001

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

As of October 31, 2001 there were 22,072,549 shares of Common Stock, par value $0.01 per share, outstanding.
================================================================================

                            HINES HORTICULTURE, INC.


                                      INDEX

                          PART I. FINANCIAL INFORMATION


Item 1.   Financial Statements                                         Page No.
                                                                       --------

          Consolidated Balance Sheets as of
          September 30, 2001 and December 31, 2000                        1

          Consolidated Statements of Operations for the Three
          Months and Nine months ended September 30, 2001
          and 2000                                                        2

          Consolidated Statements of Cash Flows for the
          Nine months ended September 30, 2001 and 2000                   3

          Notes to the Consolidated Financial Statements                  4

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                            16

Item 3.   Quantitative and Qualitative Disclosures About Market Risk     26



                           PART II. OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K                               27

          Signatures                                                     28



Note: Items 1, 2, 3, 4, and 5 of Part II are omitted because they are not applicable.

                            HINES HORTICULTURE, INC.
                           CONSOLIDATED BALANCE SHEETS
                    September 30, 2001 and December 31, 2000
                    (Dollars in thousands, except share data)

ASSETS                                                     September 30, December 31
                                                               2001         2000
                                                            ----------   ----------
                                                           (Unaudited)
CURRENT ASSETS:
       Cash                                                 $       -    $       -
       Accounts receivable, net of allowance for
          doubtful accounts of $2,089 and $2,204               57,960       49,102
       Inventories                                            168,122      168,575
       Prepaid expenses and other current assets                7,048        5,542
                                                            ----------   ----------
                  Total current assets                        233,130      223,219

FIXED ASSETS, net of accumulated depreciation
   and depletion of $56,979 and $49,273                       215,995      208,719

DEFERRED FINANCING EXPENSES, net of
   accumulated amortization of $5,914 and $3,503                9,264       12,085

GOODWILL, net of accumulated amortization
   of $10,660 and $7,474                                      140,683      143,950
                                                            ----------   ----------
                                                            $ 599,072    $ 587,973
                                                            ==========   ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
       Accounts payable                                     $  20,504    $  13,665
       Accrued liabilities                                      8,390       15,976
       Accrued payroll and benefits                            11,860        9,350
       Accrued interest                                         3,540        1,732
       Long-term debt, current portion                         47,601       26,513
       Borrowings on revolving credit facility                 77,250       79,500
       Deferred income taxes                                   68,840       61,585
                                                            ----------   ----------
                  Total current liabilities                   237,985      208,321

LONG-TERM DEBT                                                249,706      288,907
                                                            ----------   ----------

INTEREST RATE SWAP AGREEMENT                                    8,038            -
                                                            ----------   ----------

DEFERRED INCOME TAXES                                           4,028        3,338
                                                            ----------   ----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
       Common Stock
          Authorized - 60,000,000 shares, $.01 par value;
          Issued and outstanding - 22,072,549 shares
          at September 30, 2001 and December 31, 2000             221          221
       Additional paid-in capital                             128,781      128,781
       Notes receivable from stock sales                            -          (30)
       Deficit                                                (21,459)     (36,707)
       Accumulated other comprehensive loss                    (8,228)      (4,858)
                                                            ----------   ----------

                  Total shareholders' equity                   99,315       87,407
                                                            ----------   ----------

                                                            $ 599,072    $ 587,973
                                                            ==========   ==========

The accompanying notes are an integral part of these consolidated financial statements.


                                                     HINES HORTICULTURE, INC.
                                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                  Three Months and Nine Months Ended September 30, 2001 and 2000
                                             (Dollars in thousands, except share data)
                                                            (Unaudited)

                                                  Three Months Ended September 30,  Nine Months Ended September 30,
                                                      2001            2000              2001             2000
                                                  -------------   -------------     -------------   -------------
Sales, net                                        $     64,705    $     66,408      $    370,232    $    353,420
Cost of goods sold                                      32,743          31,985           179,477         167,646
                                                  -------------   -------------     -------------   -------------
    Gross profit                                        31,962          34,423           190,755         185,774
                                                  -------------   -------------     -------------   -------------

Selling and distribution expenses                       24,664          23,004           104,239          96,977
General and administrative expenses                      9,048           8,839            29,609          29,734
Amortization of goodwill                                 1,081           1,053             3,194           2,764
Gain on receipt of insurance claims proceeds            (3,000)              -           (10,500)              -
Other operating expenses                                   633             116             1,293             344
                                                  -------------   -------------     -------------   -------------
    Total operating expenses                            32,426          33,012           127,835         129,819
                                                  -------------   -------------     -------------   -------------

    Operating (loss) income                               (464)          1,411            62,920          55,955
                                                  -------------   -------------     -------------   -------------

Other expenses
   Interest                                              8,766           9,178            28,846          26,104
   Interest rate swap agreement expense                  3,278               -             4,798               -
   Amortization of deferred financing expenses           1,139             376             3,416             999
                                                  -------------   -------------     -------------   -------------
                                                        13,183           9,554            37,060          27,103
                                                  -------------   -------------     -------------   -------------

(Loss) income before provision for income taxes        (13,647)         (8,143)           25,860          28,852

Income tax (benefit) provision                          (5,621)         (3,049)           10,612           8,524
                                                  -------------   -------------     -------------   -------------

Net (loss) income                                 ($     8,026)   ($     5,094)     $     15,248    $     20,328
                                                  =============   =============     =============   =============

Basic and diluted earnings per share:

    Net income (loss) per common share            ($      0.36)   ($      0.23)     $       0.69    $       0.92
                                                  =============   =============     =============   =============

Weighted average shares outstanding--Basic          22,072,549      22,072,549        22,072,549      22,072,549
                                                  =============   =============     =============   =============
Weighted average shares outstanding--Diluted        22,072,549      22,072,549        22,093,843      22,072,549
                                                  =============   =============     =============   =============


The accompanying notes are an integral part of these consolidated financial statements.


                                      HINES HORTICULTURE, INC.
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                            Nine Months Ended September 30, 2001 and 2000
                                       (Dollars in thousands)
                                             (Unaudited)

                                                                             2001         2000
                                                                          ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                             $  15,248    $  20,328
   Adjustments to reconcile net income to
   net cash provided by operating activities -
        Depreciation, depletion and amortization                             13,545       12,206
        Amortization of deferred financing costs                              3,416          999
        Interest rate swap agreement expense                                  4,798            -
        Loss (gain) on sale of fixed assets                                      91          (92)
        Gain on proceeds from insurance claims                               (3,000)           -
        Deferred income taxes                                                 9,329        7,861
                                                                          ----------   ----------
                                                                             43,427       41,302

Change in working capital accounts, net of acquisitions:
   Accounts receivable                                                       (8,858)     (15,144)
   Inventories                                                                  453        4,579
   Prepaid expenses and other current assets                                 (1,506)        (347)
   Accounts payable and accrued liabilities                                  11,919       (1,090)
                                                                          ----------   ----------
       Net cash provided by operating activities                             45,435       29,300
                                                                          ----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of fixed assets                                                 (15,487)     (31,582)
   Proceeds from sale of fixed assets                                            95          436
   Purchase of fixed assets with insurance claims proceeds                   (5,170)           -
   Proceeds from insurance claims                                             3,000            -
   Acquisitions, net of cash                                                 (8,311)    (112,034)
                                                                          ----------   ----------
       Net cash used in investing activities                                (25,873)    (143,180)
                                                                          ----------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Borrowings on revolving line of credit                                   107,700      128,130
   Repayments on revolving line of credit                                  (109,950)    (127,030)
   Proceeds from the issuance of long-term debt                                   -      121,216
   Repayments of long-term debt                                             (18,708)      (5,050)
   Deferred financing costs                                                       -       (3,743)
   Proceeds from stock sales notes receivable                                    30          143
                                                                          ----------   ----------
       Net cash (used in) provided by financing activities                  (20,928)     113,666
                                                                          ----------   ----------

Effect of exchange rate changes on cash and cash equivalents                  1,366          214
                                                                          ----------   ----------

NET DECREASE IN CASH                                                              -            -

CASH, beginning of period                                                         -            -
                                                                          ----------   ----------

CASH, end of period                                                       $       -    $       -
                                                                          ==========   ==========

Supplemental disclosure of cash flow information:
   Cash paid for interest, net of capitalized interest of $613 and $875   $  27,038    $  23,900
   Cash paid for income taxes                                             $     503    $     747

The accompanying notes are an integral part of these consolidated financial statements.

                                                 3

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

3.       Earnings Per Share:
         -------------------

                  Earnings per share are calculated in accordance with SFAS No. 128, "Earnings per Share", which requires the Company to report both basic earnings per share, based on the weighted-average number of common shares outstanding, and diluted earnings per share, based on the weighted-average number of common shares outstanding adjusted to include the potentially dilutive effect of outstanding stock options and warrants. For the three months ended September 30, 2001, the incremental shares related to the 440,000 warrants outstanding were not included in the computation of diluted earnings per share because their effect would be anti-dilutive. For the nine months ended September 30, 2001, the incremental shares related to the 440,000 warrants outstanding did not result in a difference between basic and diluted earnings per share. There were no warrants at September 30, 2000. Additionally, for the three and nine months ended September 30, 2001 and 2000, shares related to 2,786,000 and 2,889,000 options, respectively, were excluded from the computation of diluted earnings per share because they would have been anti-dilutive.

4.       Adoption Of Accounting Pronouncement:
         -------------------------------------

                  In July 2001, the Financial Accounting Standards Board issued Statements on Financial Accounting Standards ("SFAS") No. 141 (Business Combinations) and 142 (Goodwill and Other Intangible Assets). SFAS No. 141, among other things, eliminates the use of the pooling of interests method of accounting for business combinations. Under the provisions of SFAS No. 142 goodwill will no longer be amortized, but will be subject to a periodic test for impairment based upon fair values. During the year ended December 31, 2000 and for the nine months ended September 30, 2001, the Company reported goodwill amortization of $3,801 and $3,194, respectively. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. SFAS No. 142 will be effective for the Company beginning January 1, 2002. Given the recent issuance of these standards, the Company has not yet determined the impact of adoption on the financial statements.

                  Effective January 1, 2001, Hines adopted the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), as amended. SFAS No. 133 requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value.

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

                  As of January 1, 2001, the Company held an interest rate cap and swap agreement designed to convert the variable rate interest payments on certain debt to fixed rate interest rate payments. This agreement had previously been designated as a cash flow hedging relationship but did not qualify as a hedge under SFAS No. 133. Adopting the provisions of SFAS No. 133 on January 1, 2001 resulted in a cumulative after-tax charge to Accumulated Other Comprehensive Income as of January 1, 2001 of $2,334, representing the fair value of the interest rate agreement, net of tax. This amount is being amortized as interest rate agreement expense over the term of the debt.

                  For the three months ended September 30, 2001, the Company recognized a pre-tax loss of $3,278 and for the nine months ended September 30, 2001, the Company recognized a pre-tax loss of $4,798 reported as Interest rate swap agreement expense in the Consolidated Statement of Operations related to the change in the fair value of the interest rate agreement.

5.       Recent Accounting Pronouncements:
         ---------------------------------

                  In August 2001, Financial Accounting Standards Board ("FASB") issued SFAS No. 143 (Accounting for Asset Retirement Obligations). SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It would be effective for the Company beginning with its 2003 financial statements.

                  In October 2001, the FASB issued SFAS No. 144 (Accounting for the Impairment or Disposal of Long-Lived Assets). SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes SFAS No. 121 (Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of), and the accounting and reporting provisions of Accounting Principles Board ("APB") Opinion No. 30 (Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions), for the disposal of a segment of a business. Management is currently evaluating the impact of these new statements on the Company's financial statements.

6.       Shipping and Handling Fees and Costs:
         -------------------------------------

                  In September 2000, the Emerging Issues Task Force ("EITF") reached a final consensus on Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs" ("EITF 00-10"). EITF 00-10 addresses the income statement classification of amounts charged to customers for shipping and handling, as well as costs related to shipping and handling. The EITF concluded that amounts billed to a customer in a sale transaction related to shipping and handling should be classified as revenue. The Company adopted EITF 00-10 in the fourth quarter of 2000. Prior to adopting EITF 00-10, the Company classified certain shipping and handling fees as an offset to selling and distribution expenses. Shipping and handling fees reclassified to revenues totaled $3,010 for the three months ended September 30, 2000 and $21,920 for the nine months ended September 30, 2000.

7.       Gain On Receipt Of Insurance Claims Proceeds:
         ---------------------------------------------

                  On November 4, 2000, the Company's Seba Beach growing media production facility located in Alberta, Canada was substantially destroyed by fire. The facility and its operations are covered by replacement and business interruption insurance.

                  The Company recorded a gain of $3,000 for the three months ended September 30, 2001 and $10,500 for the nine months ended September 30, 2001 representing insurance proceeds received to cover business interruption expenses related to the fire.


8.      Inventories:
        ------------

        Inventories consisted of the following:

                                               September 30,       December 31,
                                                   2001                2000
                                               -------------       -------------

       Nursery stock                           $    146,457        $    146,924
       Finished goods                                 7,409               8,213
       Materials and supplies                        14,256              13,438
                                               -------------       -------------
                                               $    168,122        $    168,575
                                               =============       =============

9.      Comprehensive Income:
        ---------------------

                  Comprehensive income includes all changes in equity during a period except those resulting from investments by and distributions to the Company's stockholders. The Company's comprehensive income is composed of cumulative foreign currency translation adjustments. The components of comprehensive income during the three and nine months ended September 30, 2001 and 2000, were as follows:

                                                Three Months Ended     Nine Months Ended
                                                   September 30,           September 30,
                                              ---------------------   ---------------------
                                                2001        2000        2001         2000
                                              ---------   ---------   ---------   ---------
       Net (loss) income                      ($ 8,026)   ($ 5,094)   $ 15,248    $ 20,328

       Cumulative foreign currency
           translation adjustments              (1,239)       (133)     (1,455)       (445)
       Cumulative effect of adoption of
           FASB 133                                 --          --      (2,334)         --
       Gain on derivatives reclassified
           to earnings                             140          --         419          --
                                              ---------   ---------   ---------   ---------
       Comprehensive (loss) income            ($ 9,125)   ($ 5,227)   $ 11,878    $ 19,883

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

                  In accordance with the terms of the purchase agreement, and as a result of Willow Creek achieving certain operating results relating to the year ended December 31, 2000, the Company made an additional purchase price payment of $811 in fiscal 2001. At December 31, 2000, the Company recorded this amount as goodwill.

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

PRO FORMA OPERATING DATA

                  The following summary of condensed unaudited pro forma results of operations for the nine months ended September 30, 2000 gives effect to the acquisitions of Willow Creek and Lovell as if they had occurred on January 1, 2000 (in thousands, except per share data):

                                                                       2000
                                                                   ------------
        Sales, net                                                   $360,583
        Net income                                                    $20,278
        Basic and diluted earnings per share:                           $0.92

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

                  The following consolidating information shows (a) Hines on a parent company basis only as the parent guarantor (carrying its investment in its subsidiary under the equity method), (b) Hines Nurseries as the issuer (carrying its investment in its subsidiary under the equity method), (c) Sun Gro-U.S. as subsidiary guarantor (carrying its investment in Sun Gro-Canada under the equity method),
         (d) Sun Gro-Canada and its direct and indirect subsidiaries, as subsidiary non-guarantors, (e) eliminations necessary to arrive at the information for the parent guarantor and its direct and indirect subsidiaries on a consolidated basis and (f) the parent guarantor on a consolidated basis, as follows:

         o Consolidating balance sheets as of September 30, 2001 (unaudited) and December 31, 2000;

         o Consolidating statements of operations for the three months and nine months ended September 30, 2001 and 2000 (unaudited); and

         o Consolidating statements of cash flows for the nine months ended September 30, 2001 and 2000 (unaudited).

Guarantor / Non-guarantor Disclosures

   Consolidating Balance Sheet
   As of September 30, 2001
   (Dollars in thousands)

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
          ASSETS
          ------
Current assets:
    Cash                              $      -    $      -      $     -        $     -    $      -    $        -      $      -
    Accounts receivable, net                 -      36,020       19,468          2,472      21,940             -        57,960
    Inventories                              -     152,739        6,834          8,549      15,383             -       168,122
    Prepaid expenses and
       other current assets                  -       3,781        1,803          1,464       3,267             -         7,048
    Deferred income taxes                  205         122        1,238            583       1,821        (2,148)            -
                                  ---------------------------------------------------------------------------------------------
            Total current assets      $    205    $192,662      $29,343        $13,068    $ 42,411       ($2,148)     $233,130
                                  ---------------------------------------------------------------------------------------------

Fixed assets, net                            -     150,269       10,772         54,954      65,726             -       215,995
Deferred financing expenses, net           387       8,877            -              -           -             -         9,264
Goodwill, net                                -     121,405       18,657            621      19,278             -       140,683
Deferred income taxes                        -      20,828            -              -           -       (20,828)            -
Investments in subsidiaries            107,632      11,281            -              -           -      (118,913)            -
                                  ---------------------------------------------------------------------------------------------
                                      $108,224    $505,322      $58,772        $68,643    $127,415     ($141,889)     $599,072
                                  =============================================================================================

    LIABILITIES AND SHAREHOLDERS' EQUITY
    ------------------------------------
Current liabilities:
    Accounts payable                  $      -    $ 14,194      $ 1,517        $ 4,793    $  6,310    $        -      $ 20,504
    Accrued liabilities                      -       7,688          333            369         702             -         8,390
    Accrued payroll and benefits             -       9,772        1,232            856       2,088             -        11,860
    Accrued interest                         -       3,540            -              -           -             -         3,540
    Long-term debt, current portion          -      31,760        9,046          6,795      15,841             -        47,601
    Revolving line of credit                 -      77,250            -              -           -             -        77,250
    Deferred income taxes                    -      70,988            -              -           -        (2,148)       68,840
    Intercompany accounts                8,909     (55,086)      28,395         17,782      46,177             -             -
                                  ---------------------------------------------------------------------------------------------
            Total current liabilities    8,909     160,106       40,523         30,595      71,118        (2,148)      237,985
                                  ---------------------------------------------------------------------------------------------

Long-term debt                               -     225,831       16,959          6,916      23,875             -       249,706
Derivative liability                         -       8,038            -              -           -             -         8,038
Deferred income taxes                        -       9,974         (195)        15,077      14,882       (20,828)        4,028
Shareholders' equity:
    Common stock                           221      17,971       11,414          4,500      15,914       (33,885)          221
    Additional paid in capital         128,781      21,362        4,112          1,777       5,889       (27,251)      128,781
    Retained earnings (deficit)        (21,459)     63,955       (7,728)         9,778       2,050       (66,005)      (21,459)
    Accumulated other comprehensive
       loss                             (8,228)     (1,915)      (6,313)             -      (6,313)        8,228        (8,228)
                                  ---------------------------------------------------------------------------------------------
            Total shareholders' equity  99,315     101,373        1,485         16,055      17,540      (118,913)       99,315
                                  ---------------------------------------------------------------------------------------------
                                      $108,224    $505,322      $58,772        $68,643    $127,415     ($141,889)     $599,072
                                  =============================================================================================



Guarantor / Non-guarantor Disclosures - (Continued)

   Consolidating Balance Sheet
   As of December 31, 2000
   (Dollars in thousands)


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
          ASSETS
          ------
Current assets:
    Cash                              $      -    $      -      $     -        $     -    $      -    $        -      $      -
    Accounts receivable, net                 -      26,754       19,681          2,667      22,348             -        49,102
    Inventories                              -     153,125        7,881          7,569      15,450             -       168,575
    Prepaid expenses and other
       current assets                        -       1,880        2,060          1,602       3,662             -         5,542
    Deferred income taxes                    -         122        1,239            608       1,847        (1,969)            -
                                  ---------------------------------------------------------------------------------------------
            Total current assets      $      -    $181,881      $30,861        $12,446     $43,307       ($1,969)     $223,219
                                  ---------------------------------------------------------------------------------------------

Fixed assets, net                            -     141,210       12,819         54,690      67,509             -       208,719
Deferred financing expenses, net           797      11,288            -              -           -             -        12,085
Goodwill, net                                -     124,196       19,082            672      19,754             -       143,950
Deferred income taxes                       37      20,828            -          1,538       1,538       (22,403)            -
Investments in subsidiaries             94,057       9,211        7,283              -       7,283      (110,551)            -
                                  ---------------------------------------------------------------------------------------------
                                       $94,891    $488,614      $70,045        $69,346    $139,391     ($134,923)     $587,973
                                  =============================================================================================

    LIABILITIES AND SHAREHOLDERS' EQUITY
    ------------------------------------
Current liabilities:
    Accounts payable                   $     -      $8,919       $1,836        $ 2,910      $4,746      $      -       $13,665
    Accrued liabilities                      -      13,151        2,294            531       2,825             -        15,976
    Accrued payroll and benefits             -       7,339          916          1,095       2,011             -         9,350
    Accrued interest                         -       1,732            -              -           -             -         1,732
    Long-term debt, current portion          -      18,196        3,769          4,548       8,317             -        26,513
    Revolving line of credit                 -      79,500            -              -           -             -        79,500
    Deferred income taxes                    -      63,554            -              -           -        (1,969)       61,585
    Intercompany accounts                7,484     (54,698)      27,738         19,476      47,214             -             -
                                  ---------------------------------------------------------------------------------------------
            Total current liabilities    7,484     137,693       36,553         28,560      65,113        (1,969)      208,321
                                  ---------------------------------------------------------------------------------------------

Long-term debt                               -     251,823       24,875         12,209      37,084             -       288,907
Deferred income taxes                        -      11,300       (2,353)        16,794      14,441       (22,403)        3,338
Shareholders' equity:
    Common stock                           221      17,971       11,414          4,500      15,914       (33,885)          221
    Additional paid in capital         128,781      21,362        5,889          1,778       7,667       (29,029)      128,781
    Notes receivable from stock
       sales                               (30)          -            -              -           -             -           (30)
    Retained earnings (deficit)        (36,707)     48,465       (1,475)         5,505       4,030       (52,495)      (36,707)
    Accumulated other comprehensive
       loss                             (4,858)          -       (4,858)             -      (4,858)        4,858        (4,858)
                                  ---------------------------------------------------------------------------------------------
            Total shareholders' equity  87,407      87,798       10,970         11,783      22,753      (110,551)       87,407
                                  ---------------------------------------------------------------------------------------------

                                       $94,891    $488,614      $70,045        $69,346    $139,391     ($134,923)     $587,973
                                  =============================================================================================



Guarantor / Non-guarantor Disclosures - (Continued)

   Consolidating Statement of Operations
   For the Nine Month Period Ended September 30, 2001
   (Dollars in thousands)


                                  --------------------------------------------------------------------------------------------
                                                 Nursery
                                                 Segment            Growing Media Segment
                                  --------------------------------------------------------------------------------------------
                                                                            Sun Gro
                                     Hines                    Sun Gro       Canada
                                  Horticulture     Hines       U.S.       (Subsidiary
                                    (Parent      Nurseries  (Subsidiary      Non-         Sun Gro                 Consolidated
                                   Guarantor)    (Issuer)   Guarantor)    Guarantors)    Sub-total  Eliminations     Total
                                  ---------------------------------------------------------------------------------------------
    Sales, net                        $      -    $ 284,961     $78,709        $24,774    $103,483      ($18,212)     $370,232
    Cost of goods sold                       -      134,394      45,136         18,159      63,295       (18,212)      179,477
                                  ---------------------------------------------------------------------------------------------
        Gross Profit                         -      150,567      33,573          6,615      40,188             -       190,755
    Operating expenses                       -      101,687      28,418         (2,270)     26,148             -       127,835
                                  ---------------------------------------------------------------------------------------------
        Operating income                     -       48,880       5,155          8,885      14,040             -        62,920
                                  ---------------------------------------------------------------------------------------------
    Other expenses:
       Interest                            410       25,742       1,959          1,145       3,104             -        29,256
       Interest - intercompany               -       (2,821)      2,056            765       2,821             -             -
       Interest rate swap agreement
          expense                            -        4,798           -              -           -             -         4,798
       Amortization of deferred
          financing expenses, other    (15,490)      (1,762)          -              -           -        20,258         3,006
                                  ---------------------------------------------------------------------------------------------
                                       (15,080)      25,957       4,015          1,910       5,925        20,258        37,060
                                  ---------------------------------------------------------------------------------------------

    Income before provision for
          (benefit from) income taxes   15,080       22,923       1,140          6,975       8,115      (20,258)        25,860
    Income tax provision (benefit)        (168)       7,433       2,158          1,189       3,347            -         10,612
                                  ---------------------------------------------------------------------------------------------
    Net income (loss)                  $15,248      $15,490     ($1,018)        $5,786      $4,768     ($20,258)       $15,248



Guarantor / Non-guarantor Disclosures - (Continued)

   Consolidating Statement of Operations
   For the Three Month Period Ended September 30, 2001
   (Dollars in thousands)


                                  --------------------------------------------------------------------------------------------
                                                 Nursery
                                                 Segment            Growing Media Segment
                                  --------------------------------------------------------------------------------------------
                                                                            Sun Gro
                                     Hines                    Sun Gro       Canada
                                  Horticulture     Hines       U.S.       (Subsidiary
                                    (Parent      Nurseries  (Subsidiary      Non-         Sun Gro                 Consolidated
                                   Guarantor)    (Issuer)   Guarantor)    Guarantors)    Sub-total  Eliminations     Total
                                  ---------------------------------------------------------------------------------------------
    Sales, net                        $      -    $  43,023     $20,148        $ 4,587    $ 24,735       ($3,053)     $ 64,705
    Cost of goods sold                       -       22,386      10,675          2,735      13,410        (3,053)       32,743
                                  ---------------------------------------------------------------------------------------------
        Gross Profit                         -       20,637       9,473          1,852      11,325             -        31,962
    Operating expenses                       -       24,201       8,634           (409)      8,225             -        32,426
                                  ---------------------------------------------------------------------------------------------
        Operating income                     -       (3,564)        839          2,261       3,100             -          (464)
                                  ---------------------------------------------------------------------------------------------
    Other expenses:
       Interest                            410        7,908         448            410         858             -         9,176
       Interest - intercompany               -         (757)        641            116         757             -             -
       Interest rate swap agreement
          expense                            -        3,278           -              -           -             -         3,278
       Amortization of deferred
          financing expenses, other      7,672           83           -              -           -        (7,026)          729
                                  ---------------------------------------------------------------------------------------------
                                         8,082       10,512       1,089            526       1,615        (7,026)       13,183
                                  ---------------------------------------------------------------------------------------------

    Income (loss) before provision
          for (benefit from)
          income taxes                  (8,082)     (14,076)       (250)         1,735       1,485         7,026       (13,647)
    Income tax provision (benefit)         (56)      (6,131)      1,572         (1,006)        566             -        (5,621)
                                  ---------------------------------------------------------------------------------------------
    Net income (loss)                  ($8,026)     ($7,945)    ($1,822)        $2,741        $919        $7,026       ($8,026)



Guarantor / Non-guarantor Disclosures - (Continued)

   Consolidating Statement of Operations
   For the Nine Month Period Ended September 30, 2000
   (Dollars in thousands)


                                  --------------------------------------------------------------------------------------------
                                                 Nursery
                                                 Segment            Growing Media Segment
                                  --------------------------------------------------------------------------------------------
                                                                            Sun Gro
                                     Hines                    Sun Gro       Canada
                                  Horticulture     Hines       U.S.       (Subsidiary
                                    (Parent      Nurseries  (Subsidiary      Non-         Sun Gro                 Consolidated
                                   Guarantor)    (Issuer)   Guarantor)    Guarantors)    Sub-total  Eliminations     Total
                                  ---------------------------------------------------------------------------------------------
    Sales, net                        $      -     $260,912     $79,275        $30,164    $109,439      ($16,931)     $353,420
    Cost of goods sold                       -      121,152      47,048         16,377      63,425       (16,931)      167,646
                                  ---------------------------------------------------------------------------------------------
        Gross Profit                         -      139,760      32,227         13,787      46,014             -       185,774
    Operating expenses                       -       91,813      29,957          8,049      38,006             -       129,819
                                  ---------------------------------------------------------------------------------------------
        Operating income                     -       47,947       2,270          5,738       8,008             -        55,955
                                  ---------------------------------------------------------------------------------------------
    Other expenses:
       Interest                            (10)      22,445       2,579          1,235       3,814             -        26,249
       Interest - intercompany               -       (2,951)      1,792          1,014       2,806             -          (145)
       Amortization of deferred
          financing expenses, other    (20,322)      (2,537)          -              -           -        23,858           999
                                  ---------------------------------------------------------------------------------------------
                                       (20,332)      16,957       4,371          2,249       6,620        23,858        27,103
                                  ---------------------------------------------------------------------------------------------

    Income before provision for
          (benefit from) income taxes   20,332       30,990      (2,101)         3,489       1,388       (23,858)       28,852
    Income tax provision (benefit)           4       10,668      (3,464)         1,316      (2,148)            -         8,524
                                  ---------------------------------------------------------------------------------------------
    Net income                         $20,328      $20,322      $1,363         $2,173      $3,536      ($23,858)      $20,328


Guarantor / Non-guarantor Disclosures - (Continued)

    Consolidating Statement of Operations
    For the Three Month Period Ended September 30, 2000
    (Dollars in thousands)

                                  --------------------------------------------------------------------------------------------
                                                 Nursery
                                                 Segment            Growing Media Segment
                                  --------------------------------------------------------------------------------------------
                                                                            Sun Gro
                                     Hines                    Sun Gro       Canada
                                  Horticulture     Hines       U.S.       (Subsidiary
                                    (Parent      Nurseries  (Subsidiary      Non-         Sun Gro                 Consolidated
                                   Guarantor)    (Issuer)   Guarantor)    Guarantors)    Sub-total  Eliminations     Total
                                  ---------------------------------------------------------------------------------------------
    Sales, net                        $      -    $  42,868     $19,717         $7,985     $27,702       ($4,162)     $ 66,408
    Cost of goods sold                       -       20,949      10,876          4,322      15,198        (4,162)       31,985
                                  ---------------------------------------------------------------------------------------------
        Gross Profit                         -       21,919       8,841          3,663      12,504             -        34,423
    Operating expenses                       -       22,022       8,771          2,219      10,990             -        33,012
                                  ---------------------------------------------------------------------------------------------
        Operating income                     -         (103)         70          1,444       1,514             -         1,411
                                  ---------------------------------------------------------------------------------------------
    Other expenses:
       Interest                              -        7,907         941            475       1,416             -         9,323
       Interest - intercompany               -       (1,014)        544            325         869             -          (145)
       Amortization of deferred
          financing expenses, other      5,094          280           -              -           -        (4,998)          376
                                  ---------------------------------------------------------------------------------------------
                                         5,094        7,173       1,485            800       2,285        (4,998)        9,554
                                  ---------------------------------------------------------------------------------------------

    Income before provision for
          (benefit from) income taxes   (5,094)      (7,276)     (1,415)           644        (771)        4,998        (8,143)
    Income tax provision (benefit)           -       (2,182)       (819)           (48)       (867)            -        (3,049)
                                  ---------------------------------------------------------------------------------------------
    Net income (loss)                  ($5,094)     ($5,094)      ($596)          $692         $96        $4,998       ($5,094)



Guarantor / Non-guarantor Disclosures - (Continued)

    Consolidating Statement of Cash Flows
    For the Nine Months Ended September 30, 2001
    (Dollars in thousands)

                                  --------------------------------------------------------------------------------------------
                                                 Nursery
                                                 Segment            Growing Media Segment
                                  --------------------------------------------------------------------------------------------
                                                                            Sun Gro
                                     Hines                    Sun Gro       Canada
                                  Horticulture     Hines       U.S.       (Subsidiary
                                    (Parent      Nurseries  (Subsidiary      Non-         Sun Gro                 Consolidated
                                   Guarantor)    (Issuer)   Guarantor)    Guarantors)    Sub-total  Eliminations     Total
                                  ---------------------------------------------------------------------------------------------
Cash provided by operating activities $      -    $  36,849     $ 4,430         $4,156     $ 8,586   $         -      $ 45,435
                                  ---------------------------------------------------------------------------------------------

Cash flows from investing activities:
    Purchase of fixed assets, net            -      (15,575)        418           (330)         88             -       (15,487)
    Proceeds from sales of fixed assets      -            -          71             24          95             -            95
    Purchase of fixed assets with
          insurance claims proceeds          -            -           -         (5,170)     (5,170)            -        (5,170)
    Proceeds from insurance claims           -            -           -          3,000       3,000             -         3,000
    Acquisitions, net of cash                -       (8,311)          -              -           -             -        (8,311)
                                  ---------------------------------------------------------------------------------------------
        Net cash (used in) provided by
           investing activities              -      (23,886)        489         (2,476)     (1,987)            -       (25,873)
                                  ---------------------------------------------------------------------------------------------

Cash flows from financing activities:
    Borrowings on revolving line of credit   -      107,700           -              -           -             -       107,700
    Repayments on revolving line of credit   -     (109,950)          -              -           -             -      (109,950)
    Intercompany (repayments) advances     (30)       1,067      (1,037)             -      (1,037)            -             -
    Repayments of long-term debt             -      (13,023)     (2,639)        (3,046)     (5,685)            -       (18,708)
    Dividends received (paid)                -        1,243      (1,243)             -      (1,243)            -             -
    Repayments of notes receivables
          from stock sales                  30            -           -              -           -             -            30
                                  ---------------------------------------------------------------------------------------------
        Net cash used in
          financing activities               -      (12,963)     (4,919)        (3,046)     (7,965)            -       (20,928)
                                  ---------------------------------------------------------------------------------------------

Effect of exchange rate changes on
     cash and cash equivalents               -            -           -          1,366       1,366               -       1,366
                                  ---------------------------------------------------------------------------------------------

Net increase in cash                         -            -           -              -           -               -           -
Cash, beginning of year                      -            -           -              -           -               -           -
                                  --------------------------------------------------------------------------------------------
Cash, end of period                  $       -    $       -     $     -      $       -    $      -       $       -     $     -
                                  =============================================================================================



Guarantor / Non-guarantor Disclosures - (Continued)

    Consolidating Statement of Cash Flows
    For the Nine Months Ended September 30, 2000
    (Dollars in thousands)

                                  --------------------------------------------------------------------------------------------
                                                 Nursery
                                                 Segment            Growing Media Segment
                                  --------------------------------------------------------------------------------------------
                                                                            Sun Gro
                                     Hines                    Sun Gro       Canada
                                  Horticulture     Hines       U.S.       (Subsidiary
                                    (Parent      Nurseries  (Subsidiary      Non-         Sun Gro                 Consolidated
                                   Guarantor)    (Issuer)   Guarantor)    Guarantors)    Sub-total  Eliminations     Total
                                  ---------------------------------------------------------------------------------------------
Cash provided by (used in)
     operating activities             $     10    $  26,250    $ (2,407)    $    5,447     $ 3,040   $         -      $ 29,300
                                  ---------------------------------------------------------------------------------------------

Cash flows from investing activities:
    Purchase of fixed assets, net            -      (24,824)     (1,702)        (5,056)     (6,758)            -       (31,582)
    Proceeds from sales of fixed assets      -            -           -            436         436             -           436
    Acquisitions, net of cash                -     (112,034)          -              -           -             -      (112,034)
                                  ---------------------------------------------------------------------------------------------
        Net cash used in investing
          activities                         -     (136,858)     (1,702)        (4,620)     (6,322)            -      (143,180)
                                  ---------------------------------------------------------------------------------------------

Cash flows from financing activities:
    Borrowings on revolving line of credit   -      128,130           -              -           -             -       128,130
    Repayments on revolving line of credit   -     (127,030)          -              -           -             -      (127,030)
    Intercompany (repayments) advances    (153)      (7,072)      7,225              -       7,225             -             -
    Proceeds from the issuance of
          long-term debt                     -      121,216           -              -           -             -       121,216
    Repayments of long-term debt             -       (4,009)          -         (1,041)     (1,041)            -        (5,050)
    Deferred financing costs                 -       (3,743)          -              -           -             -        (3,743)
    Dividends received (paid)                -        3,116      (3,116)             -      (3,116)            -             -
    Repayments of notes receivables
          from stock sales                 143            -           -              -           -             -           143
                                  ---------------------------------------------------------------------------------------------
        Net cash (used in) provided
          by financing activities          (10)     110,608       4,109         (1,041)      3,068             -       113,666
                                  ---------------------------------------------------------------------------------------------

Effect of exchange rate changes on
     cash and cash equivalents               -           -            -            214          214            -           214
                                  ---------------------------------------------------------------------------------------------

Net increase in cash                         -           -            -              -            -            -             -
Cash, beginning of year                      -           -            -              -            -            -             -
                                  ---------------------------------------------------------------------------------------------
Cash, end of period                  $       -    $      -    $       -       $      -       $    -        $   -      $      -
                                  =============================================================================================




                                                           15

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

                  TAX MATTERS. The Company derives significant benefits (for its nursery operations) under the U.S. federal tax code by qualifying to use the cash method of accounting for federal income tax purposes. Under the cash method, sales are included in taxable income when payments are received and expenses are deducted as they are paid. The primary benefit the Company receives is the ability to deduct the cost of inventory as it is incurred. As a result of the Company's ability to deduct its growing costs under the farming exception, the Company has generally not been required to pay cash income taxes and has generated net operating losses for federal income tax purposes. In 2000, the Company has generated a taxable loss for federal income tax purposes. During the same period, the Company has continued to show a tax provision relating to the recording of deferred taxes. At December 31, 2000, the Company had approximately $50.7 million in net operating loss carry forwards for federal income tax reporting purposes.

         RESULTS OF OPERATIONS

         THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

                  NET SALES. Net sales of $64.7 million for the three months ended September 30, 2001 decreased $1.7 million, or 2.6%, from net sales of $66.4 million for the comparable period in 2000 primarily due to lower sales from the Company's growing media business as discussed below.

                  Sales from the Company's green goods business increased slightly with the Color Division showing the strongest performance for the quarter with sales increases registered throughout the country. Despite this period of economic weakness, the business overall demonstrated its economic resilience in light of a slowing economy by virtue of a product line which is characterized by relatively inexpensive, impulse purchase items.

                  The Nursery Division, characterized by longer-term, landscape plantings was also challenged by economic uncertainties, but nevertheless registered strong performances in its western markets. The Company continues to see the significant payback from last year's sales force reorganization as existing product lines are successfully introduced to new geographic locations.

                  Net sales of the Company's growing media business decreased by 7.4% from the comparable period in 2000. The Company continues to operate without the use of its Seba Beach plant, which accounts for approximately 14% of its growing media production capacity. Its performance for the quarter was very much in line with the first half of the year, with sales off about 7% from a year ago. The Company reported that it is very close to completing the rebuild of its Seba Beach plant, which was destroyed by fire in late 2000. Having made significant progress with regard to rebuilding its Seba Beach facility, the Company's current expectation is that its peat and professional mix lines will be operational by mid to late November.

                  GROSS PROFIT. Gross profit of $32.0 million for the three months ended September 30, 2001 decreased $2.5 million, or 7.1%, from gross profit of $34.4 million for the comparable period in 2000. The decrease was primarily attributable to a decrease in sales volumes for the quarter.

                  As a percent of sales, gross margin decreased from 51.8% to 49.4% of net sales primarily due to the impact of the Seba Beach facility fire, which accounted for $0.7 million of additional costs. Excluding these additional costs, the gross margins would have decreased from 51.8% to 50.5%, primarily due to the changes in product mix and the scrapping of unsold green goods products.

                  OPERATING EXPENSES. Operating expenses of $32.4 million for the three months ended September 30, 2001 decreased $0.6 million, from $33.0 million for the comparable period in 2000. Included in operating expenses is a gain of $2.1 million representing insurance proceeds received during the quarter, net of incremental operating costs relating to the Seba Beach facility fire. Excluding this gain, operating expenses as a percentage of net sales increased from 49.7% to 53.4% for the three months ended, September 30, 2001, primarily due to increased distribution expenses in expanded market geographies and a lower sales volume.

                  OPERATING INCOME. Operating loss of $0.5 million for the three months ended September 30, 2001 decreased $1.9 million, from an operating income of $1.4 million for the comparable period in 2000. Excluding the $1.4 million positive impact of the receipt of the Seba Beach insurance proceeds, net of the incremental costs, operating loss of $1.9 million decreased $3.3 million from an operating income of $1.4 million for the comparable period in 2000 due to decrease in net sales by 2.6% and an increase in operating expense by 4.7% compared to the prior period.

                  INTEREST EXPENSE. Interest and financing expenses of $13.2 million for the three months ended September 30, 2001 increased by $3.6 million from $9.6 million for the comparable period in 2000. Excluding the non-cash $3.3 million charge with respect to the Company's interest rate swap agreement resulting from the adoption of FAS 133, interest and financing expenses were $9.9 million for the three months ended September 30, 2001 compared to $9.6 million for the comparable period in 2000. The increase was primarily attributable to the amortization of bond premium and warrants issued in November of 2000.

                  PROVISION FOR INCOME TAXES. The Company's effective income tax rate was 41.2% and 37.4% for the three months ended September 30, 2001 and 2000, respectively. The increase in the effective income tax rate was mainly due to the release of tax reserves, for the period ending June 30, 2000, that management determined were no longer necessary, thus returning to a more normalized tax rate.

                  NET INCOME. Net loss of $8.0 million for the three months ended September 30, 2001 increased $2.9 million from net loss of $5.1 million for the comparable period in 2000. The increase was primarily due to the impact of the non cash $3.3 million charge with respect to FAS 133, the Company's return to a normalized tax rate of 41.2% versus a rate of 37.4% last year, the impact of the Seba Beach insurance proceeds, the lower gross margins, and the lower sales volumes all mentioned above.

         NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

                  NET SALES. Net sales of $370.2 million for the nine months ended September 30, 2001 increased $16.8 million, or 4.8%, from net sales of $353.4 million for the comparable period in 2000 primarily due to increased sales from the Company's green goods business as discussed below.

                  Sales from the Company's green goods business increased by more than 9% as both the nursery and color divisions had strong performances. The strong early sales performance this year proved to be a significant competitive advantage in a challenging retail environment for the lawn and garden industry. During this period, the effects of the soft economy and increasingly aggressive inventory management programs by customers were exacerbated by unfavorable weather conditions in May and June.

                  Despite these challenges, both the nursery and color divisions posted solid sales results with outstanding results in their southern sunbelt markets. The sales force reorganization implemented during 2000, along with its strong New Products Program, has enabled Hines to bring about resurgence in sales growth to independent garden centers. This performance complements consistently high growth rates in sales to mass retail customers, which have been supported by the Company's extremely successful store service programs.

                  Net sales of the Company's growing media business decreased by 7.1% from the comparable period in 2000. The growing media business has been subject to the same economic and weather-related market phenomena as the green goods businesses. For the growing media division, the impact of more aggressive inventory management practices has become increasingly evident among professional growers and in the Company's retail oriented businesses such as co-packing.

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

                  GROSS PROFIT. Gross profit of $190.8 million for the nine months ended September 30, 2001 increased $5.0 million, or 2.7%, from gross profit of $185.8 million for the comparable period in 2000. The increase was primarily attributable to higher sales at the Company's green goods business as discussed above.

                  As a percent of sales, gross margin decreased from 52.6% to 51.5% of net sales primarily due to the impact of the Seba Beach facility fire, which accounted for $4.5 million of additional costs. Excluding these additional costs, the gross margins would have increased by 0.1% from 52.6% to 52.7% primarily due to product mix and pricing increases in the green goods business and production improvements in the growing media business.

                  OPERATING EXPENSES. Operating expenses of $127.8 million for the nine months ended September 30, 2001 decreased $2.0 million, or 1.5%, from $129.8 million for the comparable period in 2000. Included in operating expenses are $1.1 million of incremental costs relating to the Seba Beach facility fire and a gain of $10.5 million representing insurance proceeds received during the nine months ended September 30, 2001.

                  Excluding these incremental costs and gain, operating expenses as a percentage of net sales increased from 36.7% to 37.1% in first nine months of 2001, primarily attributable to higher selling and distribution expenses. Included in the prior year's general and administrative expenses was the reduction of the carrying value of the Company's investment in NeoInformatics, Inc. in the amount of $0.8 million.

                  OPERATING INCOME. Operating income of $62.9 million for the nine months ended September 30, 2001 increased $6.9 million, or 12.3%, from $56.0 million for the comparable period in 2000.

                  Excluding the $4.9 million positive impact of the receipt of the Seba Beach insurance proceeds, net of the incremental costs, operating income of $58.0 million increased $2.0 million, or 3.6% from $56.0 million for the comparable period in 2000. Excluding this $4.9 million positive impact, as a percentage of net sales, operating income decreased 0.1% to 15.7% from 15.8%, due primarily to higher selling and distribution expenses as discussed above.

                  INTEREST EXPENSE. Interest and financing expenses of $37.1 million for the nine months ended September 30, 2001 increased $10.0 million, or 36.9 %, from $27.1 million for the comparable period in 2000. Excluding the non-cash $4.8 million charge with respect to the Company's interest rate swap agreement resulting from the adoption of SFAS 133, interest and financing expenses were $32.3 million for the nine months ended September 30, 2001 compared to $27.1 million for the comparable period in 2000. The increase was primarily attributable to increased borrowing levels due to the acquisitions made in early fiscal 2000 and increased borrowing rates.

                  PROVISION FOR INCOME TAXES. The Company's effective income tax rate was 41.0% and 29.5% for the nine months ended September 30, 2001 and 2000, respectively. The increase in the effective income tax rate was mainly due to the prior year's release of tax reserves management determined were no longer necessary thus returning the Company to a more normalized tax rate.

                  NET INCOME. Net income of $15.2 million for the nine months ended September 30, 2001 decreased $5.1 million from a net income of $20.3 million for the comparable period in 2000. The decrease was primarily due to the higher interest and financing expenses, the non-cash charge of $4.8 million representing the impact of adopting FAS 133 and the return to a normalized tax rate of 41.0% versus 29.5% a year ago as discussed above.


         Liquidity and Capital Resources
         -------------------------------

                  The Company has historically satisfied its working capital requirements through operating cash flow. Due to the highly seasonal nature of its nursery operations, the Company historically borrows under its revolving credit facilities to fund peak needs.

                  In 1998, the Company entered into a senior credit facility (the "Senior Credit Facility") which provided for a $50.0 million term loan and a $200.0 million revolving credit facility, comprised of a $100.0 million working capital facility and a $100.0 million acquisition facility. The Senior Credit Facility has a five-year term. The revolving credit facility and all other obligations under the Senior Credit Facility are collateralized by substantially all of the assets and common stock of Hines Nurseries and Sun Gro-U.S., as well as a pledge of 65% of the common stock of Sun Gro-Canada.

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

                  Effective November 28, 2000, the Company's Amended Senior Credit Facility was amended to (i) provide the Company with additional revolving loan commitments in the amount of $30.0 million guaranteed by its majority shareholder, MDCP, which can only be borrowed and can only be outstanding between March 15 and June 15 of 2001 and 2002, (ii) increase the interest rate on all loans by 1/4% to 1/2%, (iii) reset the financial covenants that establish minimum interest coverage ratios and net worth levels, and maximum leverage ratios and capital expenditure amounts, (iv) add a minimum EBITDA covenant, (v) amend the clean down requirement for working capital revolving loans and (vi) provide for additional restrictions on the Company's ability to make acquisitions and reinvest proceeds from asset sales. In consideration for its guarantee on the additional revolving loan commitments, MDCP received a fee of $600,000 and warrants to purchase 440,000 shares of the common stock of Hines. These warrants are exercisable at any time prior to December 31, 2005 at an exercise price of $3.50. All other significant terms and conditions of the Amended Senior Credit Facility remain unchanged.

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

                  Net cash provided by operating activities for the nine months ended September 30, 2001 of $45.4 million improved by $16.1 million from the comparable period in 2000. The higher cash level generated was primarily due to the lower levels of accounts receivable and the higher levels of accounts payable and accrued liabilities.

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

                  Net cash used in investing activities during the nine months ended September 30, 2001 decreased $117.3 million to $25.9 million from $143.2 million for the comparable period in 2000. The decrease was primarily due to the Company's prior year's acquisitions of Willow Creek and Lovell and lower capital expenditures this year.

                  Net cash provided by (used in) financing activities during the nine months ended September 30, 2001 decreased $134.6 million to net cash used of $20.9 million from net cash provided of $113.7 million for the comparable period in 2000. The decrease was directly related to the prior year's advances under the acquisition facility to finance the acquisitions completed in the prior year and to lower borrowings under the Company's revolving line of credit.

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

                  On October 31, 2001, the Company had unused borrowing capacity of $33.0 million and $30.0 million under its working capital revolver and the additional $30.0 million revolving loan commitment, respectively, within the Amended Senior Credit Facility.

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

                  The Company's capital expenditures were approximately $17.7 (net of the Seba Beach facility insurance proceeds totaling $3.0 million) million for the nine months ended September 30, 2001. The capital expenditures for the green goods business ($15.6 million) related primarily to the purchase of land at our Fallbrook site, which the Company had been obligated to acquire as part of that acquisition completed in 1996, the completion of acreage expansion plans, which the Company began in late 2000, at its South Carolina and Miami facilities, the continued implementation of the ERP information system, which will standardize systems and processes throughout the Company, and the purchase of nursery-related structures, vehicles, machinery and equipment. The capital expenditures for the growing media business ($2.1 million) related primarily to peat bog development and the purchase of peat bog harvesting and processing equipment. The Company's capital expenditures for 2001 are expected to be approximately $19.0 million.

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

                  Management is currently evaluating a series of financial alternatives to facilitate the refinancing or repayments of amounts due in 2002 under the Amended Senior Credit Facility. These alternatives include a number of financing options to restructure its portfolio of outstanding debt as well as exploring strategic and financial alternatives for Sun Gro, (its growing media subsidiary), including its sale. Management believes at this time that the Company will be able to successfully refinance or repay amounts due under the Amended Senior Credit Facility in accordance with its terms; however, there is no assurance that the Company will be able to do so.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                  As part of its ongoing business, the Company is exposed to certain market risks, including fluctuations in interest rates, foreign exchange rates, commodity prices and its common stock price. The Company does not enter into transactions designed to mitigate its market risks for trading or speculative purposes.

                  In May 2000, the Company entered into an interest rate swap and cap agreement "interest rate agreement" to hedge $75.0 million of its loan facility. The interest rate agreement effectively changes the Company's exposure on its variable rate interest payments to fixed rate interest payments of 7.13% based on the 3-month LIBOR rate in effect at the beginning of each quarterly period, with a maximum rate of 8%. The interest rate agreement matures in February 2005. At September 30, 2001, the estimated fair value of the interest rate agreement was $8.0 million.

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

                  None

Items 1, 2, 3, 4, and 5 are not applicable and have been omitted.

                                    SIGNATURE




         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              HINES HORTICULTURE, INC.
                                              (Registrant)



                                              By: /s/ Claudia M. Pieropan
                                                  --------------------------
                                                  Claudia M. Pieropan
                                                  CHIEF FINANCIAL OFFICER
                                                  (Principal financial officer
                                                  and duly authorized officer)



Date: November 9, 2001