Form 10-K
period 2001-12-31
HINES HORTICULTURE INC
filed 2002-04-01
CIK 1003515

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ______________ TO ________________

                         COMMISSION FILE NUMBER: 0-24439

                                   ----------
                            HINES HORTICULTURE, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
                                   ----------

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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [ ] No [X]

         As of March 18, 2002, the aggregate market value of the registrant's voting common stock held by non-affiliates of the registrant was approximately $39.2 million.

         As of March 18, 2002, there were 22,072,549 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Certain portions of the registrant's Proxy Statement prepared in connection with the Annual Meeting of Stockholders to be held in 2002 are incorporated in Part III hereof by reference.

                            HINES HORTICULTURE, INC.

                                TABLE OF CONTENTS


                                                                            PAGE
                                                                             NO.
                                                                             ---

                                     PART I
                                     ------

ITEM 1.  BUSINESS..............................................................1
ITEM 2.  PROPERTIES............................................................9
ITEM 3.  LEGAL PROCEEDINGS....................................................11
ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................11

                                     PART II
                                     -------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS............................................................12
ITEM 6.  SELECTED YEARLY FINANCIAL DATA.......................................13
ITEM 6A. SELECTED QUARTERLY FINANCIAL DATA....................................15
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS..............................................17
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...........25
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..........................26
ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURE...........................................26

                                    PART III
                                    --------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...................26
ITEM 11. EXECUTIVE COMPENSATION...............................................26
ITEM 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.......26
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......................26

                                     PART IV
                                     -------

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.....26

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

      Hines Horticulture, Inc.'s estimated or anticipated future results, products and service performance or other non-historical facts are forward-looking and reflect the management's current perspective of existing trends and information. These statements involve risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, among others, the continued ability of Hines Horticulture, Inc. to access water, the impact of growing conditions, risks associated with customer concentration, adverse weather conditions, seasonality, government regulations, loss of key employees, general economic conditions, future acquisitions and the ability to integrate such acquisitions in a timely and cost effective manner, the ability to manage growth, the impact of competition, the ability to obtain future financing or to satisfy payment obligations under existing financing, limitations of Hines Horticulture, Inc.'s substantial leverage and debt restrictions, government regulations and other risks and uncertainties described from time to time in Hines Horticulture, Inc.'s Securities and Exchange Commission filings.

     Therefore, Hines Horticulture, Inc. wishes to caution each reader of this report to consider carefully these factors as well as the specific factors discussed with each forward-looking statement in this report and disclosed in its filings with the Securities and Exchange Commission as such factors, in some cases, have affected, and in the future (together with other factors) could affect, the ability of Hines Horticulture, Inc. to implement its business strategy and may cause actual results to differ materially from those contemplated by the statements expressed herein.

ITEM 1.  BUSINESS

INTRODUCTION

     Hines Horticulture, Inc. ("Hines" or the "Company"), a Delaware corporation, currently produces and distributes horticultural products through two operating divisions: (i) its Nursery division, and (ii) its Color division. The Nursery division and Color division make up the green goods business. The green goods business is conducted through Hines Nurseries, Inc. ("Hines Nurseries"), a wholly owned subsidiary of Hines. Unless otherwise specified, references to "Hines" or the "Company" refer to Hines Horticulture, Inc. and its subsidiaries.

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

RECENT DEVELOPMENTS

     The Growing Media division is conducted through a wholly owned subsidiary of Hines, Sun Gro Horticulture, Inc. and its wholly owned subsidiary, Sun Gro Horticulture Canada Ltd. (collectively know as "Sun Gro"). Sun Gro produces and markets sphagnum peat moss and peat and bark-based growing media horticultural products for both professional and retail customers. During December 2001, the Company's board of directors approved and authorized the Company's management to proceed with a planned sale of Sun Gro Horticulture Canada Ltd. and the assets of Sun Gro Horticulture, Inc., which together constituted the Company's Sun Gro growing media business, to a Canadian income fund. Based on the facts and circumstances at December 31, 2001, management believed that the sale was probable and that the initial public offering of the units of the fund would be consummated within twelve months of the end of the year.

     On March 27, 2002, the Company closed the sale of its growing media division to Sun Gro Horticulture Income Fund, a newly-established Canadian income fund. The assets sold included 14 facilities located across Canada and the United States and control of approximately 50,000 acres of peat bogs in Canada. Hines will no longer harvest, produce or sell peat moss or have the rights to the Sunshine, Parkland Fairway, Black Gold, Lakeland Grower, Alberta Rose, Nature's and Gardener's Gold trade names. Hines received net proceeds of approximately $120 million from the sale, the majority of which were used to pay down outstanding bank debt.

     In connection with the sale of the Sun Gro growing media business, Hines entered into a supply agreement with the purchaser to purchase peat moss and other growing media products to be used in the Company's nursery business.

     The Company's Consolidated Financial Statements included in this Annual Report on Form 10-K reflect the financial position, results of operations and cash flows of the Sun Gro business as a "discontinued operation, held for sale." In accordance with Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-lived Assets", the Company's consolidated financial statements have been restated to reflect the financial position, results of operations and cash flows of the Sun Gro business as a "discontinued operation, held for sale."

HISTORY

  OWNERSHIP

     Hines was founded in 1920 by James W. Hines Sr. in San Gabriel, California. Hines was a family owned business until its acquisition by the Weyerhauser Company in 1976. Hines was sold in 1990 to a private investment group and certain members of management. In August 1995, Hines was acquired by Madison Dearborn Capital Partners, L.P. ("MDCP"), a private equity investment firm and certain members of management. On June 22, 1998, Hines completed an initial public offering of 5.1 million shares of its common stock.

  ACQUISITIONS

     Hines has completed a number of acquisitions since 1993 to expand and diversify its operations, which complement the Company's existing operations and enhance its product offerings.

The following table sets forth information with respect to these acquisitions:

                 ACQUIRED
DATE             COMPANY         PURCHASE PRICE      LOCATION                   PRINCIPAL PRODUCTS
-----------------------------------------------------------------------------------------------------------------
March 2000       Lovell Farms    $99.5 million       Florida and Georgia        Color bedding plants

January 2000     Willow Creek    $20.5 million       Arizona                    Color bedding plants

September 1999   Atlantic        $30.1 million       New York and Pennsylvania  Flowering potted plants and
                                                                                color bedding plants

August 1999      Pro Gro         $17.1 million       North and South Carolina   Bark-based growing media (*)

August 1999      Strong Lite     $13.4 million       Illinois, Arkansas         Bark-based growing media (*)

April 1998       Lakeland        $22.4 million       Canada, Oregon and Utah    Sphagnum peat moss and
                                                                                peat-based growing media (*)

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

October 1997     Pacific Color   $1.7 million        California                 Color bedding plants

November 1996    Flynn           $11.7 million       California                 Ornamental plants and
                                                                                flowering color plants

August 1996      Iverson         $10.3 million       South Carolina             Perennial flowers and plants

January 1995     OGP             $17.6 million       Oregon                     Ornamental, cold-tolerant
                                                                                plants and flowering color plants

June 1993        Sun Gro         $48.9 million       Canada, Michigan, Texas    Sphagnum peat moss and
                                                     and Washington             peat-based growing media (*)
-----------------------------------------------------------------------------------------------------------------
(*) Indicates prior acquisitions related to the recent sale of Sun Gro in March 2002.

ACQUISITIONS DURING THE YEAR ENDED DECEMBER 31, 2001

      There were no acquisitions during fiscal 2001.

ACQUISITIONS DURING THE YEAR ENDED DECEMBER 31, 2000

      On January 14, 2000, the Company completed its acquisition of certain assets (primarily land and buildings) and all of the outstanding capital stock of Willow Creek Greenhouses, Inc. ("Willow Creek"), a producer of quality annual bedding and holiday plants. The total acquisition price was approximately $18.8 million, which resulted in goodwill of approximately $9.7 million. In accordance with the terms of the purchase agreement, and as a result of Willow Creek achieving certain operating results relating to the year ended December 31, 2000, the Company made an additional purchase price payment of $0.8 million in fiscal 2001. At December 31, 2000, the Company recorded this amount as goodwill. In addition, contingent upon Willow Creek achieving certain operating results for the year ended December 31, 2001, the Company is required to make additional purchase price payments of up to $0.9 million in fiscal 2002. Accordingly, at December 31, 2001, the Company recorded this amount as goodwill.

     On March 3, 2000, the Company completed its acquisition of (i) substantially all of the assets and certain liabilities of Lovell Farms, Inc. and Botanical Farms, Inc.; (ii) the capital stock of Enviro-Safe Laboratories, Inc. and (iii) the partnership interest of Lovell Properties (collectively referred to as "Lovell"). Lovell is a producer of quality annual bedding and holiday plants. The total acquisition price was approximately $92.0 million, which resulted in goodwill of approximately $72.2 million. In accordance with the terms of the purchase agreement, and as a result of Lovell achieving certain operating results relating to the year ended December 31, 2000, the Company made an additional purchase price payment of $7.5 million in fiscal 2001. Accordingly, at December 31, 2000, the Company recorded this amount as goodwill.

BUSINESS OVERVIEW

     Hines Nurseries is one of the largest commercial nursery operations in North America, producing one of the broadest assortments of container-grown plants in the industry. Hines Nurseries sells its nursery products primarily to the retail segment which includes the premium independent garden centers, as well as the leading home centers and mass merchandisers, such as Home Depot, Lowe's, Wal-Mart, Kmart and Target. As a result of both internal expansion and acquisitions, the Company has grown sales from approximately $50.0 million in 1992 to $327.0 million in 2001, representing a compound annual growth rate of approximately 23.3%.

KEY BUSINESS STRATEGIES

     WORKING CAPITAL. The Company plans to continue to implement the Business Management Plan initiated in the late 2000. The main objective of the plan is to focus specifically on maximizing cash flow and increasing liquidity. The four-pronged program targets accounts receivable, accounts payable, inventory and capital expenditures. Due to the increase in recent finance costs, the Company has implemented a strict plan to monitor the debt revolver and the overall debt of the Company. The Company has also tied a portion of the upper management bonus program to these liquidity factors.

     EXPAND PRODUCTION. The Company plans to continue expanding its nursery acreage and greenhouse facilities in 2002 in order to increase production of key product lines in both the color bedding plant categories and the ornamental categories. The Company plans to continue to introduce new plant varieties to its commercial customers. By expanding production at existing facilities, the Company seeks not only to increase sales volume, but also to leverage its established operating processes and management, thereby reducing unit costs.

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

     ACQUISITIONS. Although the Company does not currently anticipate any acquisitions during the next 12 months, its long-term goal continues to be to pursue strategic acquisitions that play an important role in expanding its geographic presence and product offerings in the green goods business. For example, since optimizing production and distribution of color plants such as holiday crops, annual bedding plants and perennials requires regional growing capacity, the Company believes that additional acquisitions of regional color plant growers will expand its nursery network. In the meantime, the Company will continue to apply its proprietary operating processes to recently acquired businesses to facilitate integration and improve operating performance.

HINES' GREEN GOODS BUSINESS

     Hines Nurseries produces and markets approximately 4,100 varieties of ornamental, container-grown plants grown primarily for outdoor use, most of which are sold under its Hines Nurseries(TM) and Iverson(TM) trade names. Most of Hines Nurseries' revenues fall into the following variety categories for the years ended December 31:

PRODUCT CATEGORY                 REPRESENTATIVE PRODUCTS                          2001        2000       1999
--------------------------------------------------------------------------------------------------------------
Evergreens
     Broadleafs                  Azalea, boxwood, camellia, euonymous, holly       20%         19%        28%

     Conifers                    Pines, spruce, junipers                            6%          7%         9%

Deciduous Plants                 Barberry, dogwood, forsythia, spirea               7%          6%         7%

Flowering Color Plants

     Perennials                  Daylilies, clematis, ornamental grasses           11%         14%        25%

     Annual bedding plants       Marigolds, petunias                               39%         40%        15%

     Tropical flowering plants   Bougainvillea, hibiscus                            6%          4%         4%

     Holiday plants              Easter lilly, poinsettia                           5%          3%         3%

Specialty / topiary plants       Trellises, bonsai's                                5%          6%         7%

Other                            Ferns, trees                                       1%          1%         2%
                                                                             ---------------------------------
                                                                                  100%        100%       100%
                                                                             =================================

     Since 1993, Hines Nurseries has added numerous plant varieties to its product line. During the past years, Hines Nurseries has aggressively expanded its offering of flowering color plants. Hines Nurseries has also successfully developed patio-ready type products, which it markets under the names of Patio Tropics(TM) and Festival Pots(TM). These products generally command premium prices and improved profit margins compared with other plants offered by the Company.

     The Company sells its nursery products primarily to the retail segment which includes premium independent garden centers, as well as the leading home centers and mass merchandisers, such as Home Depot, Lowe's, Wal-Mart, Kmart and Target.

The following table sets forth the estimated percentage of Hines Nurseries' net sales by customer type for the period indicated:

                                                    YEARS ENDED DECEMBER 31,
                                                   --------------------------
                CUSTOMER TYPE                      2001       2000       1999
                -------------                      ----       ----       ----

Home centers...............................         60%        44%        41%
Mass merchandisers.........................         22         33         25
Independent garden centers.................         11         12         17
Garden center chains.......................          1          6          8
Re-wholesalers.............................          5          4          7
Landscapers and others.....................          1          1          2
                                                  ------     ------     ------

           Total...........................        100%       100%       100%
                                                  ======     ======     ======

     The Company believes sales to home centers and mass merchandisers have increased significantly during the past several years as a result of the rapid growth of this channel of distribution. Management believes the Company enjoys competitive advantages in selling into this channel due to its ability to provide a broad assortment of consistently high quality products in large volumes, its nationwide distribution and its value-added services such as custom labeling, bar-coding, full electronic data interchange and technical support. Management expects to participate in the overall growth of this channel to a greater extent than its competitors that do not offer such services. Hines Nurseries' top ten customers accounted for approximately 74%, 70% and 68% of Hines Nurseries' net sales in 2001, 2000 and 1999, respectively. Hines Nurseries' largest customer, Home Depot, accounted for approximately 44%, 41% and 30% of its net sales in 2001, 2000 and 1999, respectively.

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

     SALES AND MARKETING. Most of Hines Nurseries' facilities have separate sales forces, which include a sales manager, in-house customer service representatives, direct sales consultants and various support personnel. As of December 31, 2001, Hines Nurseries employed approximately 287 direct sales consultants, key account managers, market area managers and merchandisers. National accounts are serviced through "National Account Task Teams" comprised of a senior management member and direct sales personnel from each nursery supplying the account. Hines Nurseries also markets its products through trade shows, print advertising in trade journals, direct mail promotion and catalogues.

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

SUN GRO GROWING MEDIA PRODUCTS BUSINESS

This section refers to the growing media division sold in March of 2002.

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

     Capitalizing on its extensive peat reserves and manufacturing, Sun Gro has become one of the leading North American suppliers of value-added, peat-based growing media mixes used for specific professional applications such as seed germination, cutting propagation and greenhouse crop production. With the completion of the Strong Lite and Pro Gro acquisitions in 1999, Sun Gro has expanded its leadership position by providing high quality bark-based growing mixes to the professional market, as well as expanding its leading North American presence by adding to its geographical reach and product lines. Sun Gro's retail potting mixes use a similar blend of ingredients as its professional growing mixes, but are specifically targeted to home gardeners. By highlighting formulations for specific plant varieties, Sun Gro has expanded its product offering to the retail customers.

     Sun Gro's growing media products are sold directly to its customers and by distributors throughout the United States and Canada. Sun Gro also markets its products internationally through distributors who sell to Mexico and Japan and, to a lesser extent, other countries in Asia and South America. Peat moss is sold to both the professional and retail markets, while growing mixes are sold exclusively to the professional market as potting mixes which are the resold the retail market. Sun Gro's professional customers consist of greenhouse growers, nursery growers and golf course developers. Sun Gro serves retail customers primarily through co-packing partnerships.

     The following table sets forth the estimated percentage of Sun Gro's net sales by customer type for the periods indicated:

                                                      YEARS ENDED DECEMBER 31,
                                                     -------------------------
                CUSTOMER TYPE                        2001       2000      1999
                -------------                        ----       ----      ----

Professional:
     Greenhouse growers and vegetable farmers....     71%        72%       63%
     International/others........................      8          4         6
     Golf course developers......................      3          4         5
                                                    -------    ------    ------
          Total Professional.....................     82%        80%       74%
                                                    -------    ------    ------

Retail:
     Home centers and mass merchandisers.........      8%         6%       10%
     Independent garden centers..................      9         12        13
     Garden center chains........................      1          2         3
                                                    -------    ------    ------
          Total Retail...........................     18%        20%       26%
                                                    -------    ------    ------
              Total Professional and Retail......    100%       100%      100%
                                                    =======    ======    ======

     Sun Gro's top ten customers accounted for approximately 22%, 25% and 25% of Sun Gro's net sales in 2001, 2000 and 1999, respectively. No single Sun Gro customer accounted for more than 5% of consolidated net sales in 2001, 2000 or 1999.

     RESEARCH AND DEVELOPMENT. Sun Gro's research and development efforts have resulted in commercial introduction of numerous custom blend mixes for specific needs of customers. Sun Gro has introduced and received certification of SUNSHINE ORGANIC MIX to serve the organic plant and food industry by the Organic Material Review Institute ("OMRI"). Sun Gro is the first and the only growing media producer to offer a product certified by OMRI. Sun Gro will continue to focus on the creation and development of new value-added growing media mixes for retail and professional customers. Such mixes often command higher prices and provide higher profit margins than peat alone. Differences in growing media may relate to differences in coarseness of peat and amounts of nutrient additives, including limestone, and other mix constituents, such as perlite, vermiculite and bark. Sun Gro's research and development efforts have resulted in the commercial introduction of approximately 39 new growing media products since 1992.

     SALES AND MARKETING. Sun Gro sells its products on a direct basis and through a network of approximately 52 primary distributors located throughout North America. As of December 31, 2001, Sun Gro's direct sales force was comprised of approximately 31 employees who are highly trained in the technical applications of its products. Approximately 37% of Sun Gro's sales are conducted through significant distributor networks. Sun Gro's distributor network provides broad market coverage, reduces credit exposure and distributes products to smaller growers cost effectively.

     COMPETITION. Competition in the growing media segment of the lawn and garden industry is based principally upon product quality, distribution, service and price. Management believes Sun Gro is one of the largest producers and marketers of growing media in North America. Sun Gro's principal competition comes from Premier Tech, Ltd., a Canadian producer of peat moss, Berger Group, Ltd and Fafard Horticultural Products, Ltd., which compete mostly in the retail growing mix and potting mix markets. Sun Gro's key competitive advantages are its control over high quality peat moss reserves, its strong relationships throughout its distributor network and its ability to provide significant technical support.

FINANCIAL INFORMATION ON THE COMPANY'S FOREIGN OPERATIONS AND OPERATING SEGMENTS

      See Notes 14 and 15 to the Company's consolidated financial statements, which are included as a separate section of this Report beginning on page F-1.

SEASONALITY

     The Company's green goods business is highly seasonal in nature, with most of its sales typically occurring in the first half of the year. The table below sets forth the Company's quarterly net sales, as a percentage of total year net sales, during the year ended December 31, 2001:

                                                  Percentage of Total
                              Quarter               2001 Net Sales
                         --------------           -------------------
                         First Quarter                    21%
                         Second Quarter                   53
                         Third Quarter                    13
                         Fourth Quarter                   13
                                                       -------
                                                         100%
                                                       =======

PATENTS AND TRADEMARKS

     The Company has registered numerous trademarks, service marks and logos used in its businesses in the United States and Canada. In addition, the Company has developed and continues to develop specialty plants for which it holds patents registered with the U.S. Patent and Trademark Office. The Company currently holds 37 patents, with 20 patent applications pending.

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

     Hines Nurseries obtains certain irrigation water supplied to local water districts from facilities owned and operated by the United States acting through the Department of Interior Bureau of Reclamation ("reclamation water"). The use and price of reclamation water, including availability of subsidized water rates, is governed by federal reclamation laws and regulations. Hines Nurseries utilizes reclamation water as one of the water supplies for its Northern California and Oregon facilities. While the Company believes that the nursery operations are in compliance with applicable regulations and it maintains a continuous compliance program, there can be no assurance that changes in law will not reduce availability of, or increase the price of, reclamation water to the Company.

EMPLOYEES

     As of December 31, 2001, the Company employed approximately 5,450 persons, including approximately 2,430 seasonal employees. Of this total, approximately 4,650 were employed by Hines Nurseries, including approximately 2,300 seasonal employees (its peak seasonal employment). All of Hines Nurseries' employees are non-union, and the Company's management believes that its labor relations are good.

      As of December 31, 2001, the Company's Sun Gro growing media business employed approximately 800 persons, including approximately 130 seasonal employees. As of December 31, 2001, approximately 335 of Sun Gro's employees were employed in Canada. As of March 27, 2002, all of the Company's former Sun Gro employees were transferred to the purchaser of the Company's growing media business.

ITEM 2. PROPERTIES

     At December 31, 2001, the Company owned approximately 4,360 acres related to its nursery facilities. In addition, the Company leases approximately 1,110 acres related to its nursery facilities (including leases from Blooming Farm, Inc., an affiliated entity). The Company's management believes that its owned and leased facilities are sufficient to meet its operating requirements for the foreseeable future.

In connection with the Company's March 27, 2002 sale of its Sun Gro growing media business, 14 facilities and control of approximately 50,000 acres of peat bogs in Canada were sold by the Company.

The Company's current facilities are identified in the table below:

     LOCATION                                    DESCRIPTION                                     STATUS
     --------                                    -----------                                     ------
Blairsville, Georgia................40 acre nursery                                          Owned
Chino Valley, Arizona...............70 acre nursery                                          Owned
Danville, Pennsylvania..............150 acre nursery                                         Leased
Fallbrook, California...............256 acre nursery                                         Owned/leased (a)
Forest Grove, Oregon................1,104 acre nursery                                       Owned/leased (b)
Fulshear, Texas.....................450 acre nursery                                         Owned
Irvine, California..................458 acre nursery and headquarters                        Leased
Miami, Florida......................351 acre nursery                                         Owned/leased (c)
Newark, New York....................37 acre nursery                                          Owned
Northern California (d).............1,389 acre nursery                                       Owned
Pipersville, Pennsylvania...........60 acre nursery                                          Owned/leased (e)
San Joaquin Valley, California (f)..59 acre nursery                                          Owned/leased (g)
Trenton, South Carolina.............981 acre nursery                                         Owned/leased (h)
Utica, New York.....................67 acre nursery                                          Owned


The following facilities and properties were sold in March 2002:

     LOCATION                                    DESCRIPTION                                     STATUS
     --------                                    -----------                                     ------

Seba Beach, Alberta.................68,820 square foot processing and mixing facility        Owned/leased (i)
                                    and 8,003 acres of peat bogs
Vilna, Alberta......................78,800 square foot processing and mixing facility        Owned/leased (i)
                                    located on 295 acres and 1,676 acres of peat bogs
Wandering River, Alberta............5,097 acres of peat bogs                                 Owned/leased (i)
Corrigall Lake, Mallaig, Lobstick,
Alberta.............................1,622 acres of peat bogs and 30 acres of vacant land     Owned/leased (i)
Elma, Manitoba......................73,700 square foot processing and mixing                 Owned/leased (i)
                                    facility and 20,259 acres of peat bogs
Julius, Manitoba....................38,200 square foot processing facility and               Owned/leased (i)
                                    5,862 acres of peat bogs
Lameque, New Brunswick..............78,700 square foot processing and mixing                 Owned/leased (i)
                                    facility and 7,164 acres of peat bogs
Maisonnette, New Brunswick..........52,800 square foot processing facility                   Owned/leased (i)
                                    and 1,336 acres of peat bogs
Quincy, Michigan....................83,700 square foot mixing facility                       Owned
Terrell, Texas......................55,800 square foot mixing facility                       Owned
Surrey, British Columbia............30,000 square foot depot/storage yard                    Leased
Iroquois Falls, Ontario.............29 acres of vacant land                                  Owned
Matheson, Bingle Lake, Ontario......785 acres of peat bogs                                   Owned/leased (i)
Niagara Falls, Ontario..............8,000 square foot depot/storage yard                     Owned
Montreal, Quebec....................33,000 square foot depot/storage yard                    Owned
Bellevue, Washington................10,000 square foot office (headquarters)                 Leased
Hubbard, Oregon.....................24,840 square foot mixing facility on 7 acres            Owned
Fillmore, Utah .....................48,400 square foot mixing facility on 21 acres           Owned
Seneca, Illinois ...................84,080 square foot mixing facility on 7.9 acres          Owned
Pine Bluff, Arkansas ...............116,555 square foot mixing facility on 22.5 acres        Owned
Elizabeth City, N. Carolina.........32,783 square foot mixing facility on 45.1 acres         Owned/leased (j)
McCormick City, S. Carolina.........21,600 square foot mixing facility on 57.75 acres        Owned

(a)      The Company owns 244 acres and leases 12 acres at this nursery.
(b)      The Company owns 744 acres and leases 360 acres at this nursery.
(c)      The Company owns 321 acres and leases 30 acres at this nursery.
(d) The Northern California nursery consists of sites in Allendale, Vacaville and Winters, California.
(e)      The Company owns 31 acres and leases 29 acres at this nursery.
(f) The San Joaquin Valley nursery consists of sites in Chowchilla and Madera, California.
(g)      The Company owns 49 acres and leases 10 acres at this nursery.
(h)      The Company owns 921 acres and leases 60 acres at this nursery.

(i) The Company leases all but 1,420 acres in the aggregate of these peat bogs from Canadian provincial governments and various private parties. The Company owns the Company's peat processing facilities however, the Seba Beach, Elma, and Julius peat-processing facilities are situated on land leased to the Company by Canadian provincial governments and various private parties.
(j)      The Company owns 21 acres and leases 24 acres at this mixing facility.


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

     No matters were submitted to a vote of security holders during the fourth quarter of 2001.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

     The common stock of Hines currently trades on The Nasdaq National Market ("Nasdaq") under the symbol "HORT." As of March 18, 2002, there were 87 registered holders of record of the Company's common stock. The following table sets forth the quarterly high and low share price for the years ended December 31:

2001                                         High              Low
----                                        --------------------------
1st quarter                                 $4 7/16           $2 9/16
2nd quarter                                 $4 3/16           $2 9/16
3rd quarter                                 $4 1/8            $3 1/8
4th quarter                                 $3 7/8            $3 5/16

2000                                         High              Low
-----                                       --------------------------
1st quarter                                 $8 13/16          $7 3/8
2nd quarter                                 $8 7/8            $5 1/8
3rd quarter                                 $7 15/16          $3 7/8
4th quarter                                 $5 3/8            $1 27/32


     Hines has not paid dividends on its common stock in the past and does not presently plan to pay dividends on the common stock. The payment of dividends is restricted under the terms of the Company's senior credit agreement and senior subordinated note indenture. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

SALES OF UNREGISTERED SECURITIES

     On November 28, 2000, the Company issued, in reliance on Section 4(2) of the Securities Act of 1993, as amended, a warrant to Madison Dearborn Capital Partners, L.P. ("MDCP"), its majority stockholder, to purchase 440,000 shares of common stock at an exercise price of $3.50 per share valued at $.84 million, in exchange for MDCP's guaranty of the Company's new $30.0 million revolver under its senior credit facility. The warrant is exercisable at any time prior to December 31, 2005.

ITEM 6.  SELECTED YEARLY FINANCIAL DATA

     The following selected historical consolidated financial data should be read in conjunction with the Consolidated Financial Statements and the related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K. The following table has been restated to reflect all the activity of the growing media business as "Discontinued operations, held for sale."

                                                                              For the Years Ended December 31, (a)
                                                           -------------------------------------------------------------------------
                                                               2001           2000           1999           1998            1997
                                                           -------------  -------------  -------------  -------------  -------------
                                                                       (In thousands, except share and per share amounts)
Statement of Operations Data:
Net sales                                                  $    326,973   $    304,202   $    199,117   $    168,535   $    141,279
Cost of goods sold                                              156,490        143,262         93,403         78,198         64,175
Gross profit                                                    170,483        160,940        105,714         90,337         77,104
Operating expenses                                              121,975        113,198         76,300         62,712         48,985
Unusual operating income (b)                                         --             --             --             --         (1,194)
Operating income                                                 48,508         47,742         29,414         27,625         29,313
Interest expense                                                 38,188         29,071         13,853         17,010         18,670
Provision for income taxes                                        4,627          8,034          6,516          4,086          4,258
Income from continuing operations (a)                             5,693         10,637          9,045          6,529          6,385
Income (loss) from discontinued operations, held for sale        (2,268)         1,801          6,375          3,945           (608)

                                                           -------------  -------------  -------------  -------------  -------------
Net Income                                                 $      3,425   $     12,438   $     15,420   $     10,474   $      5,777
                                                           =============  =============  =============  =============  =============

Income from continuing operations per common share: (c)
       Basic & Diluted                                     $       0.26   $       0.48   $       0.41   $       0.06   $      (0.04)
Income (loss) from discontinued operations, held for
  sale per common share: (c)
       Basic & Diluted                                     $      (0.10)  $       0.08   $       0.29   $       0.26   $      (0.08)
                                                           -------------  -------------  -------------  -------------  -------------
Total Net Income per common share                          $       0.16   $       0.56   $       0.70   $       0.32   $      (0.12)
                                                           =============  =============  =============  =============  =============

Weighted average shares outstanding (d):
       Basic                                                 22,072,549     22,072,549     22,072,549     15,106,960      7,550,174
       Diluted                                               22,091,208     22,072,549     22,072,549     15,353,016      7,550,174

Other Data:
Capital expenditures                                       $     18,178   $     29,686   $     15,895   $     19,189   $     10,130

Balance Sheet Data (at end of period):
Working capital                                            $    (41,086)  $     14,898   $     54,042   $     51,757   $     27,548
Short-term debt                                                 143,159         97,696         43,419         32,916         38,631
Total assets                                                    610,144        599,385        418,781        324,935        276,169
Long-term debt                                                  209,639        251,823        149,775        126,633        152,856
Redeemable preferred stock                                           --             --             --             --         70,682
Shareholders' equity (deficit)                                   88,745         87,407         74,750         63,322        (71,751)

              NOTES TO SELECTED CONSOLIDATED YEARLY FINANCIAL DATA
                             (DOLLARS IN THOUSANDS)

(a) From January 1, 1997 through December 31, 2001, the Company acquired the following eight companies: Pacific Color (October 20, 1997), Bryfogle's (December 16, 1997), Lakeland (April 6, 1998), Strong Lite (August 2,
     1999), Pro Gro (August 23, 1999), Atlantic (September 9, 1999), Willow Creek (January 14, 2000) and Lovell (March 3, 2000). The financial results include the operations of each acquisition since its respective acquisition date.

     On March 27, 2002, the Company closed the sale of its growing media division to Sun Gro Horticulture Income Fund, a newly-established Canadian income fund. The Company's Consolidated Financial Statements included in this Annual Report on Form 10-K reflect the financial position, results of operations and cash flows of the Sun Gro business as a "discontinued operation, held for sale." In accordance with Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-lived Assets", the Company's consolidated financial statements have been restated to reflect the financial position, results of operations and cash flows of the Sun Gro business as a "discontinued operation, held for sale."

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

(c) After deduction of the accrued preferred stock dividends of $5,609 and $6,666 for the years ended December 31, 1998 and 1997, respectively.

(d) All shares and per share amounts reflect a 1.3611-for-one reverse stock split effected on June 22, 1998.

ITEM 6A.  SELECTED QUARTERLY FINANCIAL DATA

     The following selected unaudited quarterly financial data should be read in conjunction with the Consolidated Financial Statements and the related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K. The following table has been restated to reflect all the activity of the growing media business as "Discontinued operations, held for sale."

                                                                   FOURTH           THIRD          SECOND          FIRST
  2001                                                             QUARTER         QUARTER         QUARTER        QUARTER
---------                                                         ---------       ---------       ---------      ---------
                                                                          (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Sales, net (a)                                                    $ 42,012        $ 43,023        $174,181       $ 67,757

Gross profit                                                        19,916          20,637          94,887         35,043

Income (loss) from continuing operations                            (4,787)         (8,945)         20,315           (890)

Income (loss) from discontinued operations, held for sale           (7,036)            919           1,757          2,092

Net Income (loss)                                                  (11,823)         (8,026)         22,072          1,202

Income (loss) from continuing operations per common share:
       Basic & Diluted                                            $  (0.21)       $  (0.41)       $   0.92       $  (0.04)

Income (loss) from discontinued operations, held for sale
  per common share:
       Basic & Diluted                                            $  (0.32)       $   0.05        $   0.08       $   0.09

Total Net Income (loss) per common share:                         $  (0.53)       $  (0.36)       $   1.00       $   0.05


                                                                   FOURTH           THIRD          SECOND          FIRST
  2000                                                             QUARTER         QUARTER         QUARTER        QUARTER
---------                                                         ---------       ---------       ---------      ---------
                                                                          (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Sales, net (a)                                                    $ 43,290        $ 42,868        $165,041       $ 53,003

Gross profit                                                        21,180          21,919          91,071         26,770

Income (loss) from continuing operations                            (6,155)         (5,190)         21,570            412

Income (loss) from discontinued operations, held for sale           (1,735)             96           1,522          1,918

Net Income (loss)                                                   (7,890)         (5,094)         23,092          2,330

Income (loss) from continuing operations per common share:
       Basic & Diluted                                            $  (0.28)       $  (0.24)       $   0.98       $   0.02

Income (loss) from discontinued operations, held for sale
  per common share:
       Basic & Diluted                                            $  (0.09)       $   0.01        $   0.07       $   0.09

Total Net Income (loss) per common share:                         $  (0.37)       $  (0.23)       $   1.05       $   0.11


                                                            15

             NOTES TO SELECTED CONSOLIDATED QUARTERLY FINANCIAL DATA
                             (DOLLARS IN THOUSANDS)


(a) On March 27, 2002, the Company closed the sale of its growing media division to Sun Gro Horticulture Income Fund, a newly-established Canadian income fund. The Company's Consolidated Financial Statements included in this Annual Report on Form 10-K reflect the financial position, results of operations and cash flows of the Sun Gro business as a "discontinued operation, held for sale." In accordance with Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-lived Assets", the Company's consolidated financial statements have been restated to reflect the financial position, results of operations and cash flows of the Sun Gro business as a "discontinued operation, held for sale."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Company's consolidated financial statements and related notes included in Item 8 of this Annual Report on Form 10-K. This discussion contains trend analyses and other forward-looking statements that involve risks and uncertainties. Such risks and uncertainties are discussed at "Cautionary Statement for Purposes of the Safe Harbor Provision of the Private Securities Litigation Reform Act of 1995" on page 1 of this Annual Report on Form 10-K.

SALE OF SUN GRO BUSINESS

     During December 2001, the Company's board of directors approved and authorized the Company's management to proceed with a planned sale of the common stock of Sun Gro Horticulture Canada Ltd. and the assets of Sun Gro Horticulture, Inc., which together constituted the Company's Sun Gro growing media business, to a Canadian income fund. Based on the facts and circumstances at December 31, 2001, management believed that the sale was probable and that the initial public offering of the units of the fund would be consummated within twelve months of the end of the year.

     On March 27, 2002, the Company completed the sale of its growing media business to Sun Gro Horticulture Income Fund, a newly established Canadian income fund. The assets sold included 14 facilities located across Canada and the United States and control of approximately 50,000 acres of peat bogs in Canada. Hines will no longer harvest, produce or sell peat moss or have the rights to the Sunshine, Parkland Fairway, Black Gold, Lakeland Grower, Alberta Rose, Nature's and Gardener's Gold trade names. Hines received net proceeds of approximately $120 million from the sale, which were used to pay down outstanding bank debt.

     In connection with the sale of the Sun Gro growing media business, Hines entered into a supply agreement with the purchaser to purchase peat moss and other growing media products to be used in the Company's green goods business.

     The Company's Consolidated Financial Statements included in this Annual Report on Form 10-K reflect the financial position, results of operations and cash flows of the Sun Gro business as a "discontinued operation, held for sale." In accordance with Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-lived Assets", the Company's consolidated financial statements have been restated to reflect the financial position, results of operations and cash flows of the Sun Gro business as a "discontinued operations, held for sale."

OVERVIEW

     GENERAL. Hines is one of the largest commercial nursery operations in North America, producing one of the broadest assortments of container-grown plants in the industry. The Company sells its nursery products primarily to the retail segment, which includes premium independent garden centers, as well as leading home centers and mass merchandisers, such as Home Depot, Lowe's, Wal-Mart and Target. The Company believes that sales of its nursery products have been positively affected by societal and demographic trends, such as greater levels of homeownership, the aging of the American population and the increasing popularity of gardening. Recent trends in the retail distribution channel, such as the expansion of large "big box" retailers and their growing emphasis on the lawn and garden category, have increased consumer exposure to lawn and garden products. Management believes these trends have favorably impacted the Company and provide excellent opportunities for improved operating performance.

     SEASONALITY. The Company's nursery business, like that of its competitors, is highly seasonal. The Company has, and expects to continue to experience significant variability in net sales, operating income and net income on a quarterly basis.

RECENT DEVELOPMENTS

     ACQUISITIONS. The Company completed a number of acquisitions to expand and diversify its operations. In the three years ended December 31, 2001, the Company's green goods business completed one acquisition in 1999 and two acquisitions in 2000, all of which have been accounted for under the purchase method. Accordingly, the purchase prices were allocated to certain assets and liabilities based on their respective fair market values. The excess of the purchase price over the estimated fair market value of the net assets acquired relating to each transaction was accounted for as goodwill. Amounts allocated to goodwill are being amortized on a straight-line basis over an estimated life of thirty-five years. The funds used for the acquisitions were provided by the Company's existing acquisition facility. The consolidated financial statements include the operating results of each acquisition from the date of acquisition. These acquisitions have and will continue to affect the period-to-period comparability of the operating results discussed below.

     TAX MATTERS. The Company derives significant benefits under the U.S. federal tax code by qualifying to use the cash method of accounting for federal income tax purposes. Under the cash method, sales are included in taxable income when payments are received and expenses are deducted as they are paid. The primary benefit the Company receives is the ability to deduct the cost of inventory as it is incurred. As a result of the Company's ability to deduct its growing costs under the farming exception, the Company has generally not been required to pay cash income taxes and has generated net operating losses for federal income tax purposes. In 2001, the Company has generated a taxable loss for federal income tax purposes. During the same period, the Company has continued to show a tax provision relating to the recording of deferred taxes. At December 31, 2001, the Company had approximately $51.6 million in net operating loss carryforwards for federal income tax reporting purposes.

CRITICAL ACCOUNTING POLICIES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management believes that the following areas represent its most critical accounting policies related to actual results that may vary from those estimates.

     SALES RETURNS AND ALLOWANCES: Amounts accrued for sales returns and allowance are maintained at a level believed adequate by management to absorb probable losses in the trade receivable due to sales discounts and allowances. The provision rate is established by management using the following criteria: past sales returns experience, current economic conditions, and other relevant factors, and is re-evaluated on a quarterly basis. The allowance is increased by provisions for sales discounts and allowances charged against income. The Company records revenue, net of sales discounts and allowances, when the risk of ownership is transferred to the customer. Allowances are provided at the time of revenue is recognized in accordance with SFAS No. 48, "Revenue Recognition When Right of Return Exists."

     ALLOWANCE FOR DOUBTFUL ACCOUNTS: The allowance for bad debts is maintained at a level believed adequate by management to reflect the probable losses in the trade receivable due to customer default, insolvency, or bankruptcy. The provision is established by management using the following criteria: customer credit history, customer current credit rating, and other relevant factors, and is re-evaluated on a quarterly basis. The allowance is increased by provisions to bad debt expense charged against income. All recoveries on trade receivables previously charged off are credited to the accounts receivable recovery account charged against income, while direct charge-offs of trade receivables are deducted from the allowance.

     ACCOUNTING FOR GOODWILL IMPAIRMENT: Goodwill recorded in connection with the Company's acquisitions is being amortized on a straight-line basis over an estimated life of 35 years. At each balance sheet date, the Company reviews the recoverability of goodwill by comparing projected operating income on an undiscounted basis to the net book value of the related assets.

RESULTS OF OPERATIONS

The following discussion reflects only the results of operations from continuing operations of the green goods business.

FISCAL YEAR ENDED DECEMBER 31, 2001 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2000.

     NET SALES. Net sales of $327.0 million for the fiscal year ended December 31, 2001 increased $22.8 million, or 7.5%, from net sales of $304.2 million for the comparable period in 2000. Sales from both the nursery and color divisions had strong performances. The strong early sales performance this year proved to be a significant competitive advantage in a challenging retail environment for the lawn and garden industry. During this period, the effects of the soft economy and increasingly aggressive inventory management programs by customers were exacerbated by unfavorable weather conditions in May and June. Despite these challenges, both the nursery and color divisions posted solid sales results with outstanding results in their southern sun-belt markets.

     GROSS PROFIT. Gross profit of $170.5 million for the year ended December 31, 2001 increased $9.6 million, or 5.9%, from gross profit of $160.9 million for the comparable period in 2000. The increase was primarily attributable to higher sales at the Company's green goods business as discussed above. As a percent of net sales, gross margins decreased to 52.1% from 52.9% primarily due to lower margins in the color business.

     OPERATING EXPENSES. Operating expenses of $122.0 million for the year ended December 31, 2001 increased $8.8 million, or 7.8%, from $113.2 million for the comparable period in 2000. The increase was primarily attributable to the higher sales. As a percentage of net sales operating expenses increased to 37.3% from 37.2% for the comparable period in 2000 due primarily to higher selling and distribution expenses.

     OPERATING INCOME. Operating income of $48.5 million for the year ended December 31, 2001 increased $0.8 million, or 1.7%, from $47.7 million for the comparable period in 2000 primarily as a result of the higher sales. As a percentage of net sales, operating income decreased to 14.8% from 15.7% due primarily to a decrease in gross margins and higher operating expenses, as described above.

     INTEREST EXPENSE. Interest expense of $38.2 million for the year ended December 31, 2001 increased $9.1 million from $29.1 million for the comparable period in 2000. The increase was primarily attributable to increased borrowing levels due to acquisitions made in late fiscal 1999 and early fiscal 2000 and increased borrowing rates in 2001.

     PROVISION FOR INCOME TAXES. The Company's effective income tax rate was 44.8% and 43.0% for the years ended December 31, 2001 and 2000, respectively.

     NET INCOME FROM CONTINUING OPERATIONS. Net income from continuing operations of $5.7 million for the year ended December 31, 2001 decreased $4.9 million, or 46.2%, from $10.6 million for the comparable period in 2000. The decrease was primarily attributable to the lower gross margins, the higher operating expenses and the increased interest expenses described above.

NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS, HELD FOR SALE FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2000.

     Net sales of the Company's growing media business decreased by 7.5% from the comparable period in 2000. The growing media business has been subject to the same economic and weather-related market phenomena as the green goods businesses. For the growing media division, the impact of more aggressive inventory management practices has become increasingly evident among professional growers and in the Company's retail oriented businesses such as co-packing. In addition, the growing media division continued to operate without the use of its Seba Beach plant, which accounts for approximately 14% of its growing media production capacity. Seba Beach is being rebuilt after having been destroyed by fire in late 2000.

     The net loss from discontinued operations, held for sale of $2.3 million for the year ended December 31, 2001 decreased $4.1 million from the net income of $1.8 million for the comparable period in 2000. The decrease was primarily attributable to a deferred income tax expense of $8.1 million related to the difference between the book and tax basis of the investment in Sun Gro-Canada by Sun Gro-U.S. for the anticipated repatriation of foreign earnings in connection with the sale of Sun Gro-Canada. Management had not previously provided for deferred taxes due to their belief that the investment in Sun Gro-Canada was previously expected to be permanent in nature.

FISCAL YEAR ENDED DECEMBER 31, 2000 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 1999.

     NET SALES. Net sales of $304.2 million for the fiscal year ended December 31, 2000 increased $105.1 million, or 52.8%, from net sales of $199.1 million for the comparable period in 1999. This increase was due to the performance of the Company's recently acquired color businesses and significant internal growth from its nursery businesses. The color businesses acquired were Lovell on March 3, 2000, Willow Creek on January 14, 2000 and Atlantic on September 9, 1999. Sales from the Company's nursery operations increased 12.6% from the comparable period in 1999 due in part to the increased penetration of the independent garden sector. In addition, both the color and nursery businesses successfully leveraged the continued expansion of the Company's store service programs. The Company's sales to "big box" retailers continue to be driven in large part by the growth and enhancement of its store service programs nationwide.

     GROSS PROFIT. Gross profit of $160.9 million for the year ended December 31, 2000 increased $55.2 million, or 52.2%, from gross profit of $105.7 million for the comparable period in 1999. The increase was primarily attributable to higher sales at the Company's nursery and color operations as described above. Gross margins decreased to 52.9% from 53.1% for the comparable period in 1999, primarily due to the lower margins of some of the recently acquired businesses.

     OPERATING EXPENSES. Operating expenses of $113.2 million for the year ended December 31, 2000 increased $36.9 million, or 48.4%, from $76.3 million for the comparable period in 1999. The increase was primarily attributable to the acquisitions and the significant investment in sales and management infrastructure required to support the Company's current and future growth. Operating expenses as a percentage of net sales decreased to 37.2% from 38.3% for the comparable period in 1999, primarily due to the Company's ability to leverage operating expenses on higher sales volumes. Offsetting this, however, were dramatic increases in distribution costs caused by significant increases in fuel and freight expenses.

     OPERATING INCOME. Operating income of $47.7 million for the year ended December 31, 2000 increased $18.3 million, or 62.2%, from $29.4 million for the comparable period in 1999 primarily as a result of sales and related gross profit increases, offset somewhat by increases in operating expenses. As a percentage of net sales, operating income increased to 15.7% from 14.8% due primarily to the Company's ability to leverage operating expenses on higher sales volumes, as described above.

     INTEREST EXPENSE. Interest expense of $29.1 million for the year ended December 31, 2000 increased $15.2 million from $13.9 million for the comparable period in 1999. The increased was primarily attributable to increased borrowing levels due to acquisitions made in late fiscal 1999 and early fiscal 2000 and increased borrowing rates in 2000.

     PROVISION FOR INCOME TAXES. The Company's effective income tax rate was 43.0% and 41.9% for the years ended December 31, 2000 and 1999, respectively.

     NET INCOME FROM CONTINUING OPERATIONS. Net income from continuing operations of $10.6 million for the year ended December 31, 2000 increased $1.6 million, or 17.8%, from $9.0 million for the comparable period in 1999. The increase was primarily attributable to the higher sales and higher operating income, as described above.

NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS, HELD FOR SALE FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 1999.

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

     Net income from discontinued operations, held for sale of $1.8 million for the year ended December 31, 2000 decreased $4.6 million, or 71.9%, from $6.4 million for the comparable period in 1999. The decrease was primarily attributable to the lower gross margins, the incremental costs net of insurance proceeds received relating to the Seba Beach fire and the write off of the assets destroyed in the fire.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has historically satisfied its working capital requirements through operating cash flow and seasonal borrowings under its revolving credit facilities. Due to the highly seasonal nature of its nursery operations, the Company historically borrows under its revolving credit facilities to fund peak needs.

     On March 27, 2002, the Company completed the sale of the Sun Gro business and received net proceeds of approximately $120.0 million, which were used to pay down outstanding bank debt. In addition, in March of 2002, the Company completed the sale of 22.5 acres of land and used the net proceeds of approximately $2.9 million to pay down outstanding bank debt.

     At December 31, 2001, prior to the application of the proceeds from the sale of the Sun Gro business and the sale of land, the total amount outstanding of long-term debt and working capital revolver was $289.9 million and $100.0 million, respectively. The Company used $107.9 million of the proceeds from the sale of the Sun Gro business and the sale of land to reduce long-term debt with the remaining amount of $15.0 million used to reduce the amount outstanding under its working capital revolver.

     Principal repayments due under the Company's various borrowings agreements, after giving effect to the new payment schedule approved on February 1, 2002, total $108.0 million in 2002 of which $107.9 is from the proceeds of the sale of the Sun Gro business and the sale of land, $17.6 million in 2003, $85.0 million in 2004 and $78.0 million in 2005.

     In addition, under its Senior Subordinated Notes, the Company is obligated to pay a premium at maturity equal to 5.00% of the principal amount of the Senior Subordinated Notes to be repaid. The Company is accreting this premium over the term of the maturity of the Notes. At December 31, 2001 the amount of the premium was $1.0 million and, based on the $78.0 million of Notes outstanding, is expected to be $3.9 million upon maturity.

     In 1998, the Company entered into a senior credit facility (the "Senior Credit Facility") which provided for a $50.0 million term loan and a $200.0 million revolving credit facility, comprised of a $100.0 million working capital facility and a $100.0 million acquisition facility. The Senior Credit Facility, which originally had a five-year term, was extended effective February 1, 2002, to December 31, 2004. The revolving credit facility and all other obligations under the Senior Credit Facility are collateralized by substantially all of the assets and common stock of Hines Nurseries and Sun Gro-U.S. Effective February 1, 2002, the term loan and acquisition facility were combined into one term loan facility, the ("New Term Loan"). The principal repayment schedule for the New Term Loan is $60.1 million in March 2002 from the proceeds of the sale of the Sun Gro business and the sale of land, $17.5 million in 2003 and the remaining balance of $33.8 million in 2004.

     In connection with the Lovell acquisition on March 3, 2000, the Company obtained a first amendment to its Senior Credit Facility (the "Amended Senior Credit Facility") to provide for a new $100.0 million ("Tranche B") term loan and a $15.0 million increase in the Company's existing working capital revolving credit facility. The principal repayment schedule for this Tranche B loan is $47.9 million in March 2002 from the proceeds of the sale of the Sun Gro business and the sale of land, and the remaining balance of $51.1 million in 2004.

     The New Term Loan, the Tranche B term loan and revolving credit facility interest rate is a percentage spread over the U.S. prime rate and the Eurodollar rate, depending upon the Company's quarterly leverage and interest rate coverage ratios as defined in the Amended Senior Credit Facility.

     Effective November 28, 2000, the Company obtained a second amendment to its Amended Senior Credit Facility to (i) provide the Company with additional revolving loan commitments in the amount of $30.0 million guaranteed by its majority shareholder, MDCP, which can only be borrowed and can only be outstanding between March 15 and June 15 of 2001 and 2002, (ii) increase the interest rate on all loans by 1/4% to 1/2%, (iii) reset the financial covenants that establish minimum interest coverage ratios and net worth levels, and maximum leverage ratios and capital expenditure amounts, (iv) add a minimum EBITDA covenant, (v) amend the clean down requirement for working capital revolving loans and (vi) provide for additional restrictions on the Company's ability to make acquisitions and reinvest proceeds from asset sales. In consideration for its guarantee on the additional revolving loan commitments, MDCP received a fee of $0.6 million and warrants to purchase 440 thousand shares of the common stock of Hines. These warrants are exercisable at any time prior to December 31, 2005 at an exercise price of $3.50. All other significant terms and conditions of the Amended Senior Credit Facility remain unchanged. If MDCP is required to make any payment with respect to its guaranty of new revolver, the Company would be required to issue to MDCP an additional warrant to purchase a number of shares of the Company's common stock equal to the amount of such payment divided by the then current market price of the Company's common stock.

     In October 1995, Hines Nurseries issued $120.0 million in aggregate principal amount of 11 3/4% senior subordinated notes due 2005 (the "Senior Subordinated Notes") to refinance certain indebtedness incurred in connection with the acquisition of Hines by MDCP and certain members of management. As of December 31, 2001, $78.0 million in aggregate principal amount remains outstanding. The indenture pursuant to which the Senior Subordinated Notes were issued imposes a number of restrictions on Hines Nurseries and Sun Gro-U.S. The indenture limits, among other things, their ability to incur additional indebtedness, to make certain restricted payments (including dividends to Hines), to make certain asset dispositions, to incur certain liens and to enter into certain significant transactions. In addition, breach of a material term of the indenture or any other material indebtedness that results in the acceleration of such indebtedness would trigger an event of default under the Senior Credit Facility, causing all amounts owing thereunder to become immediately due and payable. The Senior Credit Facility imposes a number of similar and certain additional restrictions (including financial covenants) on Hines Nurseries and Sun Gro-U.S. and its subsidiaries.

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

Effective February 1, 2002 the Company's Amended Senior Credit Facility was amended to:

         (i) Permit the sale of the Sun Gro business upon receipt of a minimum of net cash proceeds of $105.0 million,
         (ii) To the extent net cash proceeds from the sale of the Sun Gro business exceed $105.0 million, allow the Company to retain up to $8.25 million for capital expenditure reinvestment over the 2002 fiscal year,
         (iii) Permit the property sale of Minter Bridge and apply all the net cash proceeds to the permanent prepayment of debt,
         (iv) Amend the mandatory prepayment provisions of the existing Amended Senior Credit Facility to allow the application of the net proceeds from the sale of the Sun Gro business and the sale of the Minter Bridge property to prepay amortization payments under the Term Loans in direct (or forward) rather than inverse order of maturities,
         (v) Combine the post pay-down Acquisition Term Loan and the Domestic Term Loan into one term loan facility, the New Term Loan, and reset the amortization schedule,

         (vi) Extend to December 31, 2004 maturities under the existing Working Capital Revolving Loans and the New Term Loan, (vii) Reset the financial covenants that establish minimum EBITDA levels, minimum interest coverage ratios and net worth levels and maximum leverage ratios and capital expenditure amounts,
         (viii) Extend through June 15, 2004 the Company's ability to utilize the additional revolving loan commitments in the amount of $30.0 million guaranteed by its majority shareholder, MDCP, and alter the availability period that it can only be borrowed and can only be outstanding to the period between February 1 and June 15,
         (ix) Increase the sub-limit for letters of credit that may be issued under the Working Capital Revolver from $3.0 million to $7.5 million,
         (x) Amend and shorten the maturity of the Tranche B Term Loan to December 31, 2004,
         (xi) Increase the interest rate on the New Term Loan and Working Capital Revolver by 1/2%, and
         (xii) Pay amendment fees of 3/4% to extending lenders under the New Term Loan, the Working Capital Revolver and the Seasonal Revolver and 1/4% to the lenders under the Tranche B Term Loan

     All other significant terms and conditions of the Amended Senior Credit Facility remain unchanged. As a result of the requirement to record a deferred income tax expense of $8.1 million related to the difference between the book and tax basis of the investment in Sun Gro-Canada by Sun Gro-U.S. for the anticipated repatriation of foreign earnings in connection with the sale of Sun Gro-Canada which was completed on March 27, 2002, the Company was unable to comply with the net worth covenant under its Amended Senior Credit Facility. The Company requested and received a waiver from its senior lenders effective March 26, 2002.

     Net cash provided by operating activities for the year ended December 31, 2001 of $26.6 million increased $23.8 million from $2.8 million for the comparable period in 2000. The higher cash level generated was primarily due to the lower level of accounts receivable and the higher levels of accounts payables and accruals compared to the prior period in 2000. The seasonal nature of the Company's operations results in a significant increase in certain components of working capital (primarily accounts receivable and inventory) during the growing and selling cycles. As a result, operating activities during the first and fourth quarters of 2001 used significant amounts of cash, totaling $26.6 million and $10.3 million, respectively. In contrast, the operating activities for the second and third quarters generated substantial cash, totaling $61.3 million and $2.2 million, respectively, as the Company shipped inventory and collected accounts receivable.

     Net cash used in investing activities during the year ended December 31, 2001 decreased $120.9 million to $28.9 million from $149.8 million for the comparable period in 2000. The decrease was primarily due to the Company's prior year's acquisitions of Willow Creek and Lovell and lower capital expenditures during the year.

     Net cash provided by financing activities during the year ended December 31, 2001 decreased $144.6 million to $2.3 million from $146.9 million for the comparable period in 2000. The decrease was directly related to the prior year's advances under the acquisition facility to finance the acquisitions completed during the year and to lower borrowings under the Company's revolving line of credit.

     The Company typically draws under its revolving credit facilities in the first and fourth quarters to fund its seasonal inventory buildup of green goods products and seasonal operating expenses. Approximately 74% of the sales of Hines Nurseries occur in the first half of the year, generally allowing the Company to reduce borrowings under its revolving credit facilities in the second and third quarters. Working capital requirements for the Company's growing media operations are less seasonal in nature, with slight inventory buildups generally occurring in the third and fourth quarters. On March 28, 2002, the Company had fully utilized its $115 million of borrowing capacity under its working capital revolver facility and had unused borrowing capacity of $24 million under the additional seasonal $30.0 million revolving loan commitment within the Amended Senior Credit Facility.

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

     The Company's capital expenditures were approximately $18.2 million for the year ended December 31, 2001. The capital expenditures for Hines Nurseries related primarily to the purchase of land at our Fallbrook site, which the Company had been obligated to acquire as part of that acquisition completed in 1996, the completion of acreage expansion plans, which the Company began in late 2000 at its South Carolina and Miami facilities, the continued implementation of the ERP information system, which will standardize systems and processes throughout the Company, and the purchase of nursery-related structures, vehicles, machinery and equipment. The Company's capital expenditures for 2002 are expected to be approximately $8.0 to $9.0 million.

     Management believes that cash generated by operations, cash generated from the sale of the Sun Gro business and from borrowings available under the Amended Senior Credit Facility will be sufficient to meet the Company's anticipated working capital, capital expenditures and debt service requirements through 2002.

ACCOUNTING PRONOUNCEMENTS ADOPTED

     In October 2001, the FASB issued SFAS No. 144 (Accounting for the Impairment or Disposal of Long-Lived Assets). SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes SFAS No. 121 (Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of), and the accounting and reporting provisions of Accounting Principles Board ("APB") Opinion No. 30 (Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions), for the disposal of a segment of a business. SFAS No. 144 shall be effective for financial statements issued for fiscal year beginning after December 15, 2001 but early adoption is encouraged. The Company has chosen to early adopt SFAS No. 144. During the three months ended December 31, 2001, the Company adopted a plan to sell the assets of Sun Gro Horticulture, Inc. and the stock of Sun Gro Horticulture Canada, Ltd., (collectively refer to as "Sun Gro"), its growing media division. Accordingly, the Company's consolidated financial statements have been restated to reflect the financial position, results of operations, and the cash flows of the Sun Gro business as a discontinued operations, held for sale.

     Effective January 1, 2001, Hines adopted the provisions of SFAS No. 133 (Accounting for Derivative Instruments and Hedging Activities), as amended. SFAS No. 133 requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. The accounting for the gain or loss due to changes in fair value of the derivative instrument depends on whether the derivative qualifies as a hedge. If the derivative instrument does not qualify as a hedge, the gains or losses are reported in earnings when they occur. If the derivative instrument qualifies as a hedge, the accounting varies based upon the type of risk being hedged.

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

     For the twelve months ended December 31, 2001, the Company recognized a pre-tax loss of $4,114 reported as Interest rate swap agreement expense in the Consolidated Statements of Operations related to the change in the fair value of the interest rate agreement.

NEW ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board issued Statements on Financial Accounting Standards ("SFAS") No. 141 (Business Combinations) and SFAS No. 142 (Goodwill and Other Intangible Assets). SFAS No. 141, among other things, eliminates the use of the pooling of interests method of accounting for business combinations. Under the provisions of SFAS No. 142, goodwill will no longer be amortized, but will be subject to a periodic test for impairment based upon fair values. During the years ended December 31, 2001 and 2000, the Company reported goodwill amortization of $3.7 million and $3.1 million, respectively, excluding discontinued operation, held for sale. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. SFAS No. 142 will be effective for the Company beginning January 1, 2002. As of December 31, 2001, the Company had $121.4 million of Goodwill net of amortization. Given the recent issuance of these standards, the Company has not yet quantified the impact to the financial statements for fiscal 2002. The adoption of FAS 142 may have a material impact on the financial statements.

     In August 2001, Financial Accounting Standards Board ("FASB") issued SFAS No. 143 (Accounting for Asset Retirement Obligations). SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It would be effective for the Company beginning with its 2003 financial statements. Given the recent issuance of these standards, the Company has not yet quantified the impact to the financial statements for fiscal 2002. Management believes the adoption of FAS 143 will not have a material impact on the financial statements.

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

     In May 2000, the Company entered into an interest rate swap agreement to hedge $75.0 million of its loan facility. The interest rate swap agreement effectively changes the Company's exposure on its variable rate interest payments to fixed rate interest payments (7.13%) based on the 3-month LIBOR rate in effect at the beginning of each quarterly period, with a maximum rate of 8%. The interest rate swap agreement matures in February 2005. The estimated fair value of the interest rate swap agreement was $7.1 million at December 31, 2001.

     The Company also manages its interest rate risk by balancing the amount of its fixed and variable long-term debt. For fixed-rate debt, interest rate changes affect the fair market value of such debt but do not impact earnings or cash flows. Conversely, for variable rate debt, interest rate changes generally do not affect the fair market value of such debt but do impact future earnings and cash flows, assuming other factors are held constant. At December 31, 2001, the carrying amount and estimated fair value of the Company's long-term debt for continuing operations was $252.8 million and $251.2 million, respectively.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information in response to this item is submitted as a separate section of this Report on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     Not applicable.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Incorporated by reference to the Company's 2002 Proxy Statement to be filed with the Securities and Exchange Commission.

ITEM 11.  EXECUTIVE COMPENSATION

     Incorporated by reference to the Company's 2002 Proxy Statement to be filed with the Securities and Exchange Commission.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated by reference to the Company's 2002 Proxy Statement to be filed with the Securities and Exchange Commission.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated by reference to the Company's 2002 Proxy Statement to be filed with the Securities and Exchange Commission.


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
          REPORTS ON FORM 8-K

         (a)      The following documents are filed as part of this report:

                  1. The financial statements listed in "Index to Financial Statements."

                  2.       The exhibits listed in "Index to Exhibits."

                                INDEX TO EXHIBITS

       EXHIBIT
        NUMBER                              DESCRIPTION
        ------                              -----------

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

         3.2      Amended and Restated By-laws of the Company. (7)

         4.1      Form of certificate representing Common Stock. (4)

         4.2 Amended and Restated Credit Agreement dated June 26, 1998 among Hines Nurseries, Inc., Sun Gro Horticulture Canada, Ltd., and Lakeland Canada Ltd., as borrowers, the lenders listed therein, Bank of America N.T. & S.A., as syndication agent, Harris Trust & Savings Bank, as documentation agent, BT Bank of Canada, as Canadian agent, and Bankers Trust Company, as administrative agent. (5)

         4.3 First Amendment to Credit Agreement and Consent, dated as of March 3, 2000, among Hines Nurseries, Inc., Sun Gro Horticulture Canada Ltd., as Borrowers, and The Lenders Listed therein, as Lenders, Bank of America National Trust and Savings Association, as Syndication Agent, Harris Trust and Savings Bank, as Documentation Agent, Deutsche Bank Canada, as Canadian Agent, and Bankers Trust Company, as Administrative Agent. (9)

         4.4 Second Amendment to the Credit Agreement and Limited Waiver, dated November 28, 2000, among the Borrowers, the lenders listed therein, Bank of America, N.A., as Syndication Agent, Harris Trust and Savings Bank, as Documentation Agent, Deutsche Bank Canada, as Canadian Agent, and Bankers Trust Company, as Administrative Agent. (10)

         4.5 Guarantee Agreement, dated November 28, 2000, between Madison Dearborn Capital Partners, L.P. and the Borrowers, the lenders listed therein, Bank of America, N.A., as Syndication Agent, Harris Trust and Savings Bank, as Documentation Agent, Deutsche Bank Canada, as Canadian Agent, and Banker Trust Company, as Administrative Agent. (10)

         4.6 Indenture dated as of October 19, 1995 between Hines Horticulture (the predecessor of Hines Nurseries, Inc.), the Company and Sun Gro and IBJ Schroeder Bank & Trust Company, as trustee (including the form of Exchange Note and Senior Subordinated Guarantees). (1)

         4.7 First Supplement to Indenture, dated June 26, 1998, by and among Hines Nurseries, Inc., Hines Horticulture, Inc., Sun Gro Horticulture Inc. and IBJ Schroder Bank & Trust Company, as Trustee. (+)

         4.8 Second Supplement to Indenture, dated November 28, 2000, by and among Hines Nurseries, Inc., Hines Horticulture, Inc., Sun Gro Horticulture Inc., Enviro-Safe Laboratories, Inc. and The Bank of New York, as Trustee. (10)

         4.9 Third Supplement to Indenture, dated November 28, 2000, by and among Hines Nurseries, Inc., Hines Horticulture, Inc., Sun Gro Horticulture, Inc., Enviro-Safe Laboratories, Inc. and The Bank of New York, as Trustee. (10)

         4.10 Registration Agreement dated as of June 11, 1998 by and between Hines Holdings, Inc. and MDCP. (4)

       EXHIBIT
        NUMBER                              DESCRIPTION
        ------                              -----------

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

       EXHIBIT
        NUMBER                              DESCRIPTION
        ------                              -----------

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

         10.28 Third Amendment to Credit Agreement and Consent dated February 1, 2002. (+)

         10.29 Limited Waiver Regarding Financial Covenants dated March 22, 2002. (+)

         21.1     Subsidiaries of the Company. (+)

         23.1     Consent of Independent Accountants (+)

----------------
+        Filed herewith.
*        Management contract or compensatory arrangement.
(1) Incorporated by reference to Hines Holdings, Inc.'s Registration Statement on Form S-4, File No. 33-99452, filed on November 15, 1995 and amended on December 22, 1995 and January 8, 1996.
(2) Incorporated by reference to Hines Holdings, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1997.
(3) Incorporated by reference to Hines Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.
(4) Incorporated by reference to Hines Horticulture, Inc.'s Registration Statement on Form S-1, File No. 333-51943, filed on May 6, 1998 and amended on May 26 1998 and June 16, 1998.
(5) Incorporated by reference to Hines Horticulture, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.
(6) Incorporated by reference to Hines Horticulture, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.
(7) Incorporated by reference to Hines Holdings, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998.
(8) Incorporated by reference to Hines Horticulture, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.
(9) Incorporated by reference to Hines Horticulture, Inc.'s Form 8-K filed on March 17, 2000.
(10) Incorporated by reference to Hines Horticulture, Inc.'s Form 8-K filed on November 29, 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 1, 2002.

                                            HINES HORTICULTURE, INC.

                                            By:  /s/ Claudia M. Pieropan
                                                 -------------------------------
                                                 Claudia M. Pieropan
                                                 Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 30, 2002.


     SIGNATURE                      CAPACITY


/s/ Stephen P. Thigpen              President, Chief Executive Officer and
------------------------------      Chairman of the Board
Stephen P. Thigpen                  (principal executive officer)


/s/ Claudia M. Pieropan             Chief Financial Officer, Secretary and
------------------------------      Treasurer
Claudia M. Pieropan                 (principal financial and accounting officer)


/s/ Douglas D. Allen                Director
------------------------------
Douglas D. Allen


/s/ Stan R. Fallis                  Director
------------------------------
Stan R. Fallis


/s/ James R. Tennant                Director
------------------------------
James R. Tennant


/s/ G. Ronald Morris                Director
------------------------------
G. Ronald Morris


/s/ Thomas R. Reusche               Director
------------------------------
Thomas R. Reusche


/s/ Paul R. Wood                    Director
------------------------------
Paul R. Wood

                            HINES HORTICULTURE, INC.

                          INDEX TO FINANCIAL STATEMENTS


                                                                            Page

Report of Independent Accountants                                           F-1

Consolidated Balance Sheets as of December 31, 2001 and 2000                F-2

Consolidated Statements of Operations for the years ended
     December 31, 2001, 2000 and 1999                                       F-3

Consolidated Statements of Shareholders' Equity (Deficit)
     for the years ended December 31, 2001, 2000 and 1999                   F-4

Consolidated Statements of Cash Flows for the years ended
     December 31, 2001, 2000 and 1999                                       F-5

Notes to Consolidated Financial Statements                                  F-6

                        REPORT OF INDEPENDENT ACCOUNTANTS
                        ---------------------------------



To the Board of Directors and
Shareholders of Hines Horticulture, Inc.


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of shareholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Hines Horticulture, Inc. and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, on March 27, 2002, the Company sold the assets of its wholly owned subsidiary Sun Gro Horticulture, Inc.

As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, and the provisions of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment of Disposal of Long Lived Assets."



PRICEWATERHOUSECOOPERS LLP


Orange County, California
March 27, 2002

                                HINES HORTICULTURE, INC.
                              CONSOLIDATED BALANCE SHEETS
                       (Dollars in thousands, except share data)

                                    ASSETS
                                    ------                            DECEMBER 31,
                                                                -----------------------
                                                                   2001         2000
                                                                ----------   ----------
CURRENT ASSETS:
        Cash                                                    $      --    $      --
        Accounts receivable, net of allowance for
           doubtful accounts of $1,303 and $1,528                  28,182       26,754
        Inventories                                               164,675      153,125
        Prepaid expenses and other current assets                   2,322        1,880
        Assets of discontinued operations, held for sale           40,134       43,307
                                                                ----------   ----------

                Total current assets                              235,313      225,066
                                                                ----------   ----------

FIXED ASSETS, net of accumulated depreciation
   and depletion of $30,106 and $21,656                           142,387      132,659

DEFERRED FINANCING EXPENSES, net of
  accumulated amortization of $8,291 and $3,549                     8,317       12,085

ASSETS OF DISCONTINUED OPERATIONS, HELD FOR SALE                   95,029       95,814

DEFERRED INCOME TAXES                                               7,727        9,565

GOODWILL, net of accumulated amortization
  of $10,195 and $6,509                                           121,371      124,196
                                                                ----------   ----------
                                                                $ 610,144    $ 599,385
                                                                ==========   ==========

               LIABILITIES AND SHAREHOLDERS' EQUITY
               ------------------------------------

CURRENT LIABILITIES:
        Accounts payable                                        $  12,824    $   8,919
        Accrued liabilities                                         8,450       13,151
        Accrued payroll and benefits                                7,091        7,339
        Accrued interest                                            2,904        1,732
        Long-term debt, current portion                            43,159       18,196
        Borrowings on revolving credit facility                   100,000       79,500
        Liabilities of discontinued operations, held for sale      37,097       17,899
        Deferred income taxes                                      64,874       63,432
                                                                ----------   ----------
                Total current liabilities                         276,399      210,168
                                                                ----------   ----------

LONG-TERM DEBT                                                    209,639      251,823

INTEREST RATE SWAP AGREEMENT                                        7,117           --

DEFERRED INCOME TAXES                                                  --           --

LIABILITIES OF DISCONTINUED OPERATIONS, HELD FOR SALE              28,244       49,987

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
        Common Stock
           Authorized - 60,000,000 shares,  $.01 par value;
           Issued and outstanding - 22,072,549
           shares at December 31, 2001 and 2000                       221          221

        Additional paid-in capital                                128,781      128,781
        Notes receivable from stock sales                              --          (30)
        Deficit                                                   (33,282)     (36,707)
        Cumulative foreign currency translation adjustments        (5,200)      (4,858)
        Accumulated other comprehensive loss                       (1,775)          --
                                                                ----------   ----------
        Total shareholders' equity                                 88,745       87,407
                                                                ----------   ----------
                                                                $ 610,144    $ 599,385
                                                                ==========   ==========

The accompanying notes are an integral part of these consolidated financial statements.

                                          F-2

                                           HINES HORTICULTURE, INC.
                                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Dollars in thousands, except per share data)

                                                                            YEAR ENDED DECEMBER 31,
                                                                 --------------------------------------------
                                                                      2001            2000           1999
                                                                 -------------   -------------  -------------
Sales, net                                                       $    326,973    $    304,202   $    199,117
Cost of goods sold                                                    156,490         143,262         93,403
                                                                 -------------   -------------  -------------
    Gross profit                                                      170,483         160,940        105,714
                                                                 -------------   -------------  -------------

Selling and distribution expenses                                      94,082          85,046         57,771
General and administrative expenses                                    25,422          25,028         17,296
Amortization of goodwill                                                3,686           3,124          1,233
Other operating income                                                 (1,215)             --             --
                                                                 -------------   -------------  -------------
    Total operating expenses                                          121,975         113,198         76,300
                                                                 -------------   -------------  -------------

    Operating income                                                   48,508          47,742         29,414

Other expenses
   Interest expense                                                    29,332          27,441         13,103
   Interest rate swap agreement expense                                 4,114              --             --
   Amortization of deferred financing expense                           4,742           1,630            750
                                                                 -------------   -------------  -------------
                                                                       38,188          29,071         13,853
                                                                 -------------   -------------  -------------

Income before provision for income taxes                               10,320          18,671         15,561

Income tax provision                                                    4,627           8,034          6,516
                                                                 -------------   -------------  -------------
Net income from continuing operations                                   5,693          10,637          9,045

Net (loss) income from discontinued operations, held for sale,
     net of tax of $11,316, ($4,225) and $2,128                        (2,268)          1,801          6,375
                                                                 -------------   -------------  -------------
Net income                                                       $      3,425    $     12,438   $     15,420
                                                                 =============   =============  =============

Basic and diluted earnings per share:
   Net income per common share from
     continuing operations                                       $       0.26    $       0.48   $       0.41
                                                                 -------------   -------------  -------------
   Net (loss) income per common share from
     discontinued operations, held for sale                      $      (0.10)   $       0.08   $       0.29
                                                                 -------------   -------------  -------------

   Total net income per common share                             $       0.16    $       0.56   $       0.70
                                                                 =============   =============  =============

Weighted average shares outstanding-Basic                          22,072,549      22,072,549     22,072,549
                                                                 =============   =============  =============
Weighted average shares outstanding-Diluted                        22,091,208      22,072,549     22,072,549
                                                                 =============   =============  =============

           The accompanying notes are an integral part of these consolidated financial statements.

                                                     F-3

                                                      HINES HORTICULTURE, INC.
                                     CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                              (Dollars in thousands, except share data)

                                      COMMON STOCK                                            ACCUMULATED
                                ----------------------- ADDITIONAL    NOTES REC.                 OTHER     SHAREHOLDERS'
                                 NUMBER OF               PAID -IN      STOCK                  COMPREHENSIVE   EQUITY   COMPREHENSIVE
                                  SHARES       AMOUNT    CAPITAL       SALES        DEFICIT       LOSS       (DEFICIT)     INCOME
                                ----------- ----------- -----------  -----------  -----------  -----------  -----------  -----------
BALANCE, December 31, 1998      22,072,549  $      221  $  127,992   $     (326)  $  (64,565)  $       --   $   63,322
                                ----------- ----------- -----------  -----------  -----------  -----------  -----------

  Net income                            --          --          --           --       15,420           --       15,420       15,420
  Cumulative foreign currency
    translation adjustments             --          --          --           --           --       (4,091)      (4,091)      (4,091)
  Other                                 --          --         (54)          --           --           --          (54)          --
  Payments received on notes
    receivable from stock sale          --          --          --          153           --           --          153           --
                                ----------- ----------- -----------  -----------  -----------  -----------  -----------  -----------
BALANCE, December 31, 1999      22,072,549         221     127,938         (173)     (49,145)      (4,091)      74,750   $   11,329
                                ----------- ----------- -----------  -----------  -----------  -----------  -----------  ===========

  Net income                            --          --          --           --       12,438           --       12,438       12,438
  Cumulative foreign currency
    translation adjustments             --          --          --           --           --         (767)        (767)        (767)
  Issuance of warrants                  --          --         843           --           --           --          843           --
  Payments received on notes
    receivable from stock sale          --          --          --          143           --           --          143           --
                                ----------- ----------- -----------  -----------  -----------  -----------  -----------  -----------
BALANCE, December 31, 2000      22,072,549         221     128,781          (30)     (36,707)      (4,858)      87,407   $   11,671
                                ----------- ----------- -----------  -----------  -----------  -----------  -----------  ===========

  Net income                            --          --          --           --        3,425           --        3,425        3,425
  Cumulative foreign currency
    translation adjustments             --          --          --           --           --         (342)        (342)        (342)
  Accumulated other
    comprehensive loss                  --          --          --           --           --       (1,775)      (1,775)      (1,775)
  Payments received on notes
    receivable from stock sales         --          --          --           30           --           --           30           --
                                ----------- ----------- -----------  -----------  -----------  -----------  -----------  -----------
BALANCE, December 31, 2001      22,072,549  $      221  $  128,781   $       --   $  (33,282)  $   (6,975)  $   88,745   $    1,308
                                =========== =========== ===========  ===========  ===========  ===========  ===========  ===========

                      The accompanying notes are an integral part of these consolidated financial statements.

                                                                F-4

                                           HINES HORTICULTURE, INC.
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (Dollars in thousands)

                                                                                YEAR ENDED DECEMBER 31,
                                                                         ------------------------------------
                                                                            2001         2000         1999
                                                                         ----------   ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                            $   3,425    $  12,438    $  15,420
   Net loss (income) from discontinued operations, held for sale             2,268       (1,801)      (6,375)
   Adjustments to reconcile net income to
   net cash provided by operating activities:
        Depreciation, depletion and amortization                            12,436       10,582        6,709
        Amortization of deferred financing costs                             4,742        1,630          750
        Interest rate swap agreement expenses                                4,114           --           --
        Deferred income taxes                                                4,508        8,034        8,245
        Gain on sale of assets                                                  --           --          (24)
                                                                         ----------   ----------   ----------
                                                                            31,493       30,883       24,725
Change in working capital accounts, net of acquisitions:
   Accounts receivable                                                      (1,428)      (6,959)      (3,178)
   Inventories                                                             (11,550)     (15,804)     (14,909)
   Prepaid expenses and other current assets                                  (442)         768       (1,010)
   Accounts payable and accrued liabilities                                  8,478       (6,050)       9,065
                                                                         ----------   ----------   ----------
                Net cash provided by operating activities                   26,551        2,838       14,693
                                                                         ----------   ----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of fixed assets                                                (18,178)     (29,686)     (15,953)
   Proceeds from sale of fixed assets                                           --           --           58
   Purchase of fixed assets with insurance
     claims proceeds
   Acquisitions, net of cash acquired                                       (9,211)    (112,275)     (30,630)
   Net cash used by discontinued operations, held for sale                  (1,497)      (7,800)      (2,481)
                                                                         ----------   ----------   ----------
                  Net cash used in investing activities                    (28,886)    (149,761)     (49,006)
                                                                         ----------   ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Borrowings on revolving line of credit                                  139,800      196,680       99,633
   Repayments on revolving line of credit                                 (119,300)    (151,930)     (95,733)
   Proceeds from the issuance of long-term debt                                 --      121,216       30,500
   Repayments of long-term debt                                            (18,195)      (9,707)        (755)
   Deferred financing costs                                                     --       (9,479)          --
   Penalty on early payment of subordinated notes
   Repayments of notes receivables from stock sales                             30          143          153
                                                                         ----------   ----------   ----------
                  Net cash provided by financing activities                  2,335      146,923       33,798
                                                                         ----------   ----------   ----------

   Effect of exchange rate changes on cash and cash equivalents
                                                                         ----------   ----------   ----------

NET DECREASE IN CASH                                                            --           --         (515)

CASH, beginning of period                                                       --           --          515
                                                                         ----------   ----------   ----------
CASH, end of period                                                      $      --    $      --    $      --
                                                                         ==========   ==========   ==========

Supplemental disclosure of cash flow information:

   Cash paid for interest - Continuing Operations                        $  31,710    $  34,542    $  10,683
   Cash paid for interest - Discontinued Operations, held for sale       $   3,743    $   5,221    $   2,550
   Cash paid for income taxes - Continuing Operations                    $      --    $      --    $      --
   Cash paid for income taxes - Discontinued Operations, held for sale   $     727    $   1,698    $     134


           The accompanying notes are an integral part of these consolidated financial statements.

                                                     F-5

                            HINES HORTICULTURE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

1.   DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     ----------------------------------------------------------------------

     DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
     -------------------------------------------------

     Hines Horticulture, Inc. ("Hines" or the "Company"), a Delaware corporation, currently produces and distributes horticultural products through two operating divisions: (i) its Nursery division, and (ii) its Color division. The Nursery division and Color division make up the green goods business. The green goods business is conducted through Hines Nurseries, Inc. ("Hines Nurseries"), a wholly owned subsidiary of Hines. As of December 31, 2001, the Company also had a third division, the Growing Media business. The Growing Media business was conducted through Sun Gro Horticulture, Inc. ("Sun Gro-U.S."), a wholly owned subsidiary of Hines Nurseries, Sun Gro-U.S.'s wholly owned subsidiary, Sun Gro Horticulture Canada Ltd. ("Sun Gro-Canada"), and Sun Gro-Canada's direct and indirect Canadian subsidiaries. The green goods business and the growing media business comprise the Company's two business segments. The Company evaluates the performance of its segments based primarily on operating income. Refer to Note 15 "Guarantor/ Non-guarantor Disclosures" for information about the Company's segments for the three years ended December 31, 2001. Unless otherwise specified, references to "Hines" or the "Company" refer to Hines Horticulture, Inc. and its subsidiaries.

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

     The consolidated financial statements include the accounts of Hines and its wholly owned subsidiaries after elimination of intercompany accounts and transactions. The Company has early adopted the provisions of Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), and accordingly, the Company's consolidated financial statements have been restated to reflect the financial position, results of operations and cash flows of the Sun Gro business as "Discontinued Operations, held for sale." Refer to Note 15 "Guarantor/ Non-guarantor Disclosures" for information about the Company's guarantors and segments for the three years ended December 31, 2001.

     SALE OF GROWING MEDIA BUSINESS
     ------------------------------

     During December 2001, the Company's Board of Directors approved and authorized management to proceed with a planned sale of Sun Gro Horticulture Canada, Ltd. and the assets of Sun Gro Horticulture, Inc. to a Canadian income fund (the "Fund"). The sale was subject to the completion by the Fund of an initial public offering of units of the Fund in Canada. Based on the facts and circumstances at December 31, 2001, management believed that the sale was probable and that the initial public offering of the units of the Fund would be consummated within twelve months of the end of the year. On March 27, 2002, the Company sold the assets of Sun Gro Horticulture, Inc. and the stock of Sun Gro Horticulture Canada Ltd., its growing media division, to the Sun Gro Horticulture Income Fund, a newly established Canadian income fund.

                            HINES HORTICULTURE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

     ACCOUNTING PRONOUNCEMENTS ADOPTED
     ---------------------------------

     In October 2001, the FASB issued SFAS No. 144 (Accounting for the Impairment or Disposal of Long-Lived Assets). SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes SFAS No. 121 (Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of), and the accounting and reporting provisions of Accounting Principles Board ("APB") Opinion No. 30 (Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions), for the disposal of a segment of a business. SFAS No. 144 shall be effective for financial statements issued for fiscal year beginning after December 15, 2001, but early adoption is encouraged. The Company has chosen to early adopt SFAS No. 144.

     Effective January 1, 2001, Hines adopted the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), as amended. SFAS No. 133 requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. The accounting for the gain or loss due to changes in fair value of the derivative instrument depends on whether the derivative qualifies as a hedge. If the derivative instrument does not qualify as a hedge, the gains or losses arereported in earnings when they occur. If the derivative instrument qualifies as a hedge, the accounting varies based upon the type of risk being hedged.

     As of January 1, 2001, the Company held an interest rate cap and swap agreement designed to convert the variable rate interest payments on certain debt to fixed rate interest rate payments. This agreement had previously been designated as a cash flow hedging relationship, but did not qualify as a hedge under SFAS No. 133. Adopting the provisions of SFAS No. 133 on January 1, 2001 resulted in a cumulative after-tax charge to Accumulated Other Comprehensive Income as of January 1, 2001 of $2,334, representing the fair value of the interest rate agreement, net of tax. This amount is being amortized as interest rate agreement expense over the term of the debt. For the twelve months ended December 31, 2001, the Company recognized a pre-tax loss of $4,114 reported as Interest rate swap agreement expense in the Consolidated Statements of Operations related to the change in the fair value of the interest rate agreement.

     REVENUE RECOGNITION
     -------------------

     Effective January 1, 2000, the Company adopted Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB 101"), issued by the Securities and Exchange Commission in December 1999. SAB 101 requires sales to be recognized, among other things, when the risk of ownership transfers to the customer. Hines records revenue, net of sales discounts and allowances, when the risk of ownership is transferred to the customer. The adoption of SAB 101 did not have a material effect on the financial position or results of operations of the Company.

     SALES RETURNS AND ALLOWANCES: Amounts accrued for sales returns and allowance are maintained at a level believed adequate by management to absorb probable losses in the trade receivable due to sales discounts and allowances. The provision rate is established by management using the following criteria: past sales returns experience, current economic conditions, and other relevant factors, and is re-evaluated on a quarterly basis. The allowance is increased by provisions for sales discounts and allowances charged against income. The Company records revenue, net of sales discounts and allowances, when the risk of ownership is transferred to the customer. Allowances are provided at the time of revenue is recognized in accordance with SFAS No. 48, "Revenue Recognition When Right of Return Exists."

     ALLOWANCE FOR DOUBTFUL ACCOUNTS: The allowance for bad debts is maintained at a level believed adequate by management to reflect the probable losses in the trade receivable due to customer default, insolvency, or bankruptcy. The provision is established by management using the following criteria: customer credit history, customer current credit rating, and other relevant factors, and is re-evaluated on a quarterly basis. The allowance is increased by provisions to bad debt expense charged against income. All recoveries on trade receivables previously charged off are credited to the accounts receivable recovery account charged against income, while direct charge-offs of trade receivables are deducted from the allowance.

                            HINES HORTICULTURE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


     CONCENTRATION OF CREDIT RISK
     ----------------------------

     The Company is subject to credit risk primarily through its accounts receivable balances. Credit risk on accounts receivable balances are minimized as a result of the large and diverse nature of the Company's customer base throughout North America. The Company does not require collateral for its accounts receivable. Certain customers are granted deferred payment terms ("dating"). At December 31, 2001 and 2000, significant accounts receivable balances were subject to dating terms. The Company's largest customer accounted for approximately 33%, 29% and 20% of the Company's consolidated net sales in 2001, 2000 and 1999, respectively. The Company's largest customer accounted for approximately 44%, 41% and 30% of the Company's consolidated net sales excluding discontinued operations, held for sale in 2001, 2000 and 1999, respectively.

     AMORTIZATION OF DEFERRED FINANCING EXPENSES
     -------------------------------------------

     Deferred financing expenses are being amortized using a method, which approximates the effective interest method over the term of the associated financing agreements.

     DEPRECIATION AND DEPLETION
     --------------------------

     Fixed assets are stated at cost less accumulated depreciation. Interest is capitalized for qualifying assets during the assets' acquisition period. The amount of interest capitalized for the years ended December 31, 2001, 2000 and 1999 was $786, $984 and $467, respectively. Capitalized interest is recorded as part of the asset to which it relates and is amortized over the respective asset's estimated useful life. Depreciation has been provided for on the straight-line method over the following estimated economic useful lives:

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

     GOODWILL
     --------

     Goodwill recorded in connection with the Company's acquisitions, as discussed in Note 2, is being amortized on a straight-line basis over an estimated life of 35 years. At each balance sheet date, the Company reviews the recoverability of goodwill by comparing projected operating income on an undiscounted basis to the net book value of the related assets.

     IMPAIRMENT OF LONG-LIVED ASSETS
     -------------------------------

     The Company annually evaluates its long-lived assets, including identifiable intangible assets, for potential impairment. When circumstances indicate that the carrying amount of the asset may not be recoverable, as demonstrated by the projected undiscounted cash flows, an impairment loss would be recognized based on fair value. The Company has adopted SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." The adoption of SFAS 144 did not have a material impact on the Company's accounting policy related to the impairment of long-lived assets.

     INTERNAL USE SOFTWARE
     ---------------------

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

     INVENTORIES
     -----------

     Inventories are stated at the lower of cost (first-in, first-out) or market. Hines' ornamental nursery stock has an average growing period of approximately eighteen months. All nursery stock is classified as a current asset based on Hines Nurseries' normal operating cycle.

     FOREIGN CURRENCY TRANSLATION
     ----------------------------

     The Company follows the principles of SFAS No. 52 (Foreign Currency Translation). Accordingly, when the local currency of its foreign entities is the functional currency, all assets and liabilities are translated into United States dollars at the rate of exchange in effect at the balance sheet date. Income and expense items are translated at the weighted average exchange rate prevailing during the period. The effects for foreign currency translation adjustments for these entities are deferred and included as a component of stockholders' equity.

     INCOME TAXES
     ------------

     Hines' operations are agricultural in nature and the Company derives significant benefits by qualifying to use the cash method of accounting for federal tax purposes. The Company accounts for income taxes using an asset and liability approach, which requires the recognition of deferred tax liabilities, and assets for the expected future tax consequences of temporary differences between the financial statement and tax bases of assets and liabilities at the applicable enacted tax rates. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

     ADVERTISING
     -----------

     The Company expenses advertising costs at the time the advertising first takes place. Advertising expense was $977, $989 and $1,127 for the years ended December 31, 2001, 2000 and 1999, respectively, excluding the discontinued operations, held for sale. Advertising expense for discontinued operations, held for sale was $97, $126 and $127 for the years ended December 31, 2001, 2000 and 1999, respectively.

     USE OF ESTIMATES
     ----------------

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

                            HINES HORTICULTURE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

     EARNINGS PER SHARE ("EPS")
     --------------------------

     Earnings per share are calculated in accordance with SFAS No. 128 (Earnings per Share), which requires the Company to report both basic earnings per share, based on the weighted-average number of common shares outstanding, and diluted earnings per share, based on the weighted-average number of common shares outstanding adjusted to include the potentially dilutive effect of outstanding stock options and warrants. For the twelve months ended December 31, 2001 and 2000, the incremental shares related to the 440,000 warrants outstanding did not result in a difference between basic and diluted earnings per share. Additionally, for the twelve months ended December 31, 2001 and 2000, shares related to employee stock options in the amount of 2.7 million and 2.9 million, respectively, were excluded from the computation of diluted earnings per share because they would have been anti-dilutive.

     SHIPPING AND HANDLING FEES AND COSTS
     ------------------------------------

     In September 2000, the Emerging Issues Task Force ("EITF") reached a final consensus on Issue No. 00-10 (Accounting for Shipping and Handling Fees and Costs) ("EITF No. 00-10"). EITF No. 00-10 became effective in the fourth quarter of 2000 and addresses the income statement classification of amounts charged to customers for shipping and handling, as well as costs related to shipping and handling. The EITF concluded that amounts billed to a customer in a sale transaction related to shipping and handling should be classified as revenue. The Company adopted EITF No. 00-10 in the fourth quarter of 2000. Prior to adopting EITF No. 00-10, the Company classified certain shipping and handling fees as an offset to selling and distribution expenses. Shipping and handling fees included as revenue totaled $25,473, $23,275 and $22,275 for the years ended December 31, 2001, 2000 and 1999, respectively.

     The Company classifies shipping and handling costs as part of selling and distribution expenses. Shipping and handling costs were $64,694, $58,866 and $37,004 in 2001, 2000 and 1999, respectively, excluding those attributable to the discontinued operations, held for sale. Shipping and handling costs for discontinued operations, held for sale was $24,252, $24,622 and $21,837 for the years ended December 31, 2001, 2000 and 1999, respectively.

     NEW ACCOUNTING PRONOUNCEMENTS
     -----------------------------

     In July 2001, the Financial Accounting Standards Board issued Statements on Financial Accounting Standards ("SFAS") No. 141 (Business Combinations) and SFAS No. 142 (Goodwill and Other Intangible Assets). SFAS No. 141, among other things, eliminates the use of the pooling of interests method of accounting for business combinations. Under the provisions of SFAS No. 142, goodwill will no longer be amortized, but will be subject to a periodic test for impairment based upon fair values. During the years ended December 31, 2001 and 2000, the Company reported goodwill amortization of $3.7 million and $3.1 million respectively, excluding discontinued operations, held for sale. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. SFAS No. 142 will be effective for the Company beginning January 1, 2002. As of December 31, 2001, the Company had $121.4 million of Goodwill, net of amortization. Given the recent issuance of these standards, the Company has not yet quantified the impact to the financial statements for fiscal 2002. However, the completion of a formal evaluation of the Company's goodwill under this standard may have a material impact on the financial statements.

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

     RECLASSIFICATIONS
     -----------------

     Certain prior year amounts have been reclassified to conform to current year presentations.

2.   ACQUISITIONS
     ------------

     The following acquisitions have been accounted for under the purchase method for accounting purposes. The consolidated financial statements include the operating results of each acquired company from the respective acquisition date.

     On January 14, 2000, the Company completed its acquisition of certain assets (primarily land and buildings) and all of the outstanding capital stock of Willow Creek Greenhouses, Inc. ("Willow Creek"), a producer of quality annual bedding plants and holiday plants. The total acquisition price was approximately $18,800, which resulted in goodwill of approximately $9,700. In accordance with the terms of the purchase agreement, and as a result of Willow Creek achieving certain operating results relating to the year ended December 31, 2000, the Company made an additional purchase price payment of $811 in fiscal 2001. At December 31, 2000, the Company recorded this amount as goodwill. In addition, contingent upon Willow Creek achieving certain operating results for the year ended December 31, 2001, the Company is required to make additional purchase price payments of up to $900 in fiscal 2002. Accordingly, at December 31, 2001, the Company recorded this amount as goodwill.

      On March 3, 2000, the Company completed its acquisition of (i) substantially all of the assets and certain liabilities of Lovell Farms, Inc. and Botanical Farms, Inc.; (ii) the capital stock of Enviro-Safe Laboratories, Inc. and (iii) the partnership interest of Lovell Properties (collectively referred to as "Lovell"). Lovell is a producer of quality annual bedding and holiday plants. The total acquisition price was approximately $92,000, which resulted in goodwill of approximately $72,200. In accordance with the terms of the purchase agreement, and as a result of Lovell achieving certain operating results relating to the year ended December 31, 2000, the Company made an additional purchase price payment of $7,500 in fiscal 2001, and recorded this amount as goodwill.

PRO FORMA OPERATING DATA

     The following selected unaudited pro forma results of operations for the years ended December 31, 2001 and 2000 gives effect to the acquisitions of Willow Creek and Lovell as if they had occurred on January 1, 2000 for the Company's greed goods business (in thousands, except per share data):

                                               For the Years Ended December 31,
                                               --------------------------------
                                                   2001              2000
                                                 ---------        ---------

Sales, net                                       $326,973         $311,365
Net Income                                          6,024           10,610
Basic and diluted earnings per share:
      Income per common share                    $   0.27         $   0.48

                            HINES HORTICULTURE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

3.   INVENTORIES
     -----------

     Inventories consisted of the following:
                                                                        December 31,
                                                              --------------------------------
                                                                   2001              2000
                                                              --------------    --------------
       Continuing operations:

         Nursery stock                                        $     155,096     $     146,924
         Materials and supplies                                       9,579             6,201
                                                              --------------    --------------
                                                              $     164,675     $     153,125
                                                              ==============    ==============

       Discontinued operations, held for sale:

         Finished goods                                       $       5,495     $       8,213
         Materials and supplies                                       8,559             7,237
                                                              --------------    --------------
                                                              $      14,054     $      15,450
                                                              ==============    ==============

4.   FIXED ASSETS

     Fixed assets consisted of the following:
                                                                         December 31,
                                                              --------------------------------
                                                                   2001              2000
                                                              --------------    --------------
       Continuing operations:

         Land                                                 $      29,245     $      25,347
         Buildings and improvements                                  91,687            84,707
         Machinery and equipment                                     30,796            27,904
         Software                                                    17,296             7,272
         Construction in progress                                     3,469             9,085
                                                              --------------    --------------
                                                                    172,493           154,315
         Less accumulated depreciation and depletion                 30,106            21,656
                                                              --------------    --------------
                                                              $     142,387     $     132,659
                                                              ==============    ==============

       Discontinued operations, held for sale

         Land                                                 $       2,542     $       2,608
         Peat reserves and bog costs                                 58,252            60,317
         Buildings and improvements                                  14,519             9,489
         Machinery and equipment                                     29,451            30,043
         Software                                                     1,220             1,220
                                                              --------------    --------------
                                                                    105,984           103,677
         Less accumulated depreciation and depletion                 30,082            27,617
                                                              --------------    --------------

                                                              $      75,902     $      76,060
                                                              ==============    ==============

                                             F-12

                            HINES HORTICULTURE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

5.   REVOLVING LINES OF CREDIT
     -------------------------

     Effective June 26,1998, the Company entered into a Senior Credit Facility to provide for a $50,000 term loan, a $100,000 acquisition revolving credit facility and a $100,000 working capital revolving credit facility. On March 3, 2000, in connection with the Lovell acquisition, the Company entered into an amendment to its existing Senior Credit Facility (the "Amended Senior Credit Facility") to provide for a new $100,000 term loan and a $15,000 increase in the Company's existing working capital revolving credit facility.

     The interest rate spread over the U.S. prime rate and Eurodollar rate varies depending upon the Company's quarterly leverage and interest coverage ratios as defined in the Amended Senior Credit Facility agreement. The revolving credit facility and all other obligations under the Amended Senior Credit Facility are collateralized by substantially all of the assets and common stock of Hines Nurseries and Sun Gro-U.S., as well as a pledge of 65% of the common stock of Sun Gro-Canada. The Amended Senior Credit Facility contains covenants that, among other matters, establish minimum interest coverage and net worth and maximum leverage ratios and capital expenditure amounts. The average daily amount of the unused portion of the revolving credit facility is subject to a commitment fee that varies depending upon the Company's quarterly leverage ratio as defined in the Amended Senior Credit Facility agreement. The revolving credit facility, which expires on June 30, 2003, was extended to December 31, 2004. Amounts borrowed under the acquisition facility converted into a term loan on June 30, 2000 and began to amortize thereafter. The weighted average interest rate on borrowings outstanding under the Company's revolving lines of credit for the years ended December 31, 2001 and 2000 was approximately 7.9% and 9.6%, respectively.

     Effective November 28, 2000 the Company's Amended Senior Credit Facility was amended to (i) provide the Company with additional revolving loan commitments in the amount of $30,000 guaranteed by its majority shareholder, MDCP, which can only be borrowed and can only be outstanding between March 15 and June 15 of 2001 and 2002, (ii) increase the interest rate on all loans by 1/4% to 1/2%, (iii) reset the financial covenants that establish minimum interest coverage ratios and net worth levels and maximum leverage ratios and capital expenditure amounts, (iv) add a minimum EBITDA covenant, (v) amend the clean down requirement for working capital revolving loans and (vi) provide for additional restrictions on the Company's ability to make acquisitions and reinvest proceeds from asset sales. In consideration for its guarantee on the additional revolving loan commitments, MDCP received a fee of $600 and warrants to purchase 440,000 shares of the Company's common stock valued at $843. All other significant terms and conditions of the Amended Senior Credit Facility remain unchanged.

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

                            HINES HORTICULTURE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

     Effective February 1, 2002 the Company's Amended Senior Credit Facility was amended to:

(i) Permit the sale of the Sun Gro business upon receipt of a minimum of net cash proceeds of $105 million,
(ii) To the extent net cash proceeds from the sale of the Sun Gro business exceed $105 million, allow the Company to retain up to $8.25 million for capital expenditure reinvestment over the 2002 fiscal year,
(iii) Permit the property sale of Minter Bridge and apply all the net cash proceeds to the permanent prepayment of debt,
(iv) Amend the mandatory prepayment provisions of the existing Amended Senior Credit Facility to allow the application of the net proceeds from the sale of the Sun Gro business and the sale of the Minter Bridge property to prepay amortization payments under the Term Loans in direct (or forward) rather than inverse order of maturities,
(v) Combine the post pay-down Acquisition Term Loan and the Domestic Term Loan into one term loan facility, the New Term Loan, and reset the amortization schedule,
(vi) Extend to December 31, 2004 maturities under the existing Working Capital Revolving Loans and the New Term Loan,
(vii) Reset the financial covenants that establish minimum EBITDA levels, minimum interest coverage ratios and net worth levels and maximum leverage ratios and capital expenditure amounts,
(viii) Extend through June 15, 2004 the Company's ability to utilize the additional revolving loan commitments in the amount of $30.0 million guaranteed by its majority shareholder, MDCP, and alter the availability period that it can only be borrowed and can only be outstanding to the period between February 1 and June 15,
(ix) Increase the sub-limit for letters of credit that may be issued under the Working Capital Revolver from $3.0 million to $7.5 million,
(x) Amend and shorten the maturity of the Tranche B Term Loan to December 31, 2004,
(xi) Increase the interest rate on the New Term Loan and Working Capital Revolver by 1/2%, and
(xii) Pay amendment fees of 3/4% to extending lenders under the New Term Loan, the Working Capital Revolver and the Seasonal Revolver and 1/4% to the lenders under the Tranche B Term Loan

     All other significant terms and conditions of the Amended Senior Credit Facility remain unchanged. As a result of the requirement to record a deferred income tax expense of $8.1 million related to the difference between the book and tax basis of the investment in Sun Gro-Canada by Sun Gro-U.S. for the anticipated repatriation of foreign earnings in connection with the sale of Sun Gro-Canada which was completed on March 27, 2002, the Company was unable to comply with the net worth covenant under its Amended Senior Credit Facility. The Company requested and received a waiver from its senior lenders effective March 26, 2002.

     Management believes that cash generated by operations, cash generated from the sale of the Sun Gro business and from borrowings available under the Amended Senior Credit Facility will be sufficient to meet the Company's anticipated working capital, capital expenditures and debt service requirements through 2002.

                            HINES HORTICULTURE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

6.   LONG-TERM DEBT
     --------------

                                                                        December 31,           December 31,
                                                                           2001                   2000
                                                                         ---------              ---------
     Tranche B term debt, interest at the bank's reference rate (4.75%
     and 9.50% at December 31, 2001 and 2000, respectively) plus 2.75%
     or the Eurodollar rate plus 3.75%. Principal payments of $47,900 due March 27, 2002 with the remaining balance due on December 31,
     2004.                                                               $ 99,000               $100,000


     New term debt interest at the bank's reference rate (4.75% and
     9.50% at December 31, 2001 and 2000, respectively) plus 3.0% or the
     Eurodollar rate plus 4.0%. Principal payments due from June 30,
     2003 through December 31, 2004 ranging from $3,500 to $10,000 with the remaining balance due on December 31, 2004, as specified in the
     loan agreement.                                                      111,386                134,968


     Senior Subordinated Notes, Series B, interest at 12.75% payable semi-annually on each June 30 and December 31, maturing on
     October 15, 2005.                                                     79,040                 78,066


     Other obligations due at various dates through 2004.                     444                  2,386
                                                                         ---------              ---------
                                                                          289,870                315,420

     Less current portion of continuing operations                         43,159                 18,196
     Less amounts owing of discontinued operations, held
     for sale                                                              37,072                 45,401
                                                                         ---------              ---------

                                                                         $209,639               $251,823
                                                                         =========              =========


     The following are the Company's estimated principal maturities of long-term debt outstanding for each of the next four years ending December 31, as amended on February 1, 2002, pursuant to the amendment of the Company's Amended Senior Credit Facility:

         2002                                                 $     108,283
         2003                                                        17,585
         2004                                                        84,962
         2005                                                        79,040
                                                              --------------
                                                              $     289,870
                                                              ==============

     The Senior Subordinated Notes were issued by Hines Nurseries and are redeemable, in whole or in part, at the option of the Company, on or after October 15, 2000 at a redemption price of 106.00% of the principal amount thereof plus accrued interest, if any, to the date of redemption. Upon a change

                             HNES HORTICULTURE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

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

     In addition, under its Senior Subordinated Notes, the Company is obligated to pay a premium at maturity equal to 5.00% of the principal amount of the Senior Subordinated Notes to be repaid. The Company is accreting this premium over the term of the maturity of the Notes. At December 31, 2001 the amount of the premium was $1.0 million and, based on the $78.0 million of Notes outstanding is expected, to be $3.9 million upon maturity.

     The indenture governing the Senior Subordinated Notes imposes certain limitations on the ability of Hines and Sun Gro-U.S. to, among other things, incur additional indebtedness, pay dividends or make certain other restricted payments and consummate certain asset sales.

7.   COMMITMENTS AND CONTINGENCIES
     -----------------------------

OPERATING LEASES

     The Company leases certain land, office and warehouse facilities under various renewable long-term operating leases, which expire through 2010. Certain of these leases include escalation clauses based upon changes in the consumer price index and/or the fair rental value of leased land. One of the operating land leases requires the Company to pay rent equal to the greater of 2.25 percent, increasing to 3 percent by the year 2010, of the sales derived from the related land, or a minimum per acre amount, as defined in the agreement. Total rent expense for continuing operations for these operating lease agreements for the years ended December 31, 2001, 2000 and 1999 was $1,786, $1,835 and $1,342,
respectively. Total rent expense for discontinued operations, held for sale for these operating lease agreements for the years ended December 31, 2001, 2000 and 1999 was $612, $590 and $424, respectively.

     The following are the Company's future minimum annual payments under its non-cancelable operating leases for each of the next five years ending December 31 and thereafter:

                                                                Discontinued
                                     Continuing                 Operations,
                                     Operations                 held for sale
                                    ------------                -------------

         2002                       $     5,659                 $     1,825
         2003                             4,969                       1,066
         2004                             4,063                         674
         2005                             3,023                         323
         2006                             2,198                          42
         Thereafter                       7,615                          60
                                    ------------                ------------
                                    $    27,527                 $     3,990
                                    ============                ============

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

8.   SHAREHOLDERS' EQUITY
     --------------------

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

     On June 1, 2000, the Board adopted and approved to increase the number of shares of common stock available for issuance under the 1998 Stock Plan by 1 million shares. At December 31, 2001, the Company had reserved 3.6 million shares of its common stock for issuance upon exercise of options granted or to be granted under this plan.

     In November 2000, and in conjunction with the Amendment to the Senior Credit Facility, as further discussed in Note 5, the Company issued warrants to purchase 440,000 shares of the Company's common stock to its majority shareholder, MDCP. The warrants were issued with an exercise price of $3.50 per share, were fully vested at December 31, 2000 and are exercisable through December 31, 2005. The fair value of the warrants was estimated to be $843 and is being amortized to interest expense over the period MDCP is providing the guarantee or through June 15, 2002.

     The Company adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") in 1998. As permitted by SFAS No. 123, the Company measures compensation cost in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, but provides pro forma disclosures of net income and earnings per share as if the fair value method (as defined in SFAS No. 123) had been applied. Had compensation cost been determined using the fair value method prescribed by SFAS No. 123, the Company's net income and earnings per share, including discontinued operations, held for sale, for the years ended December 31, 2001 and 2000 would have been as follows (in thousands, except per share amounts):

                            HINES HORTICULTURE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

                                                             2001        2000
                                                             ----        ----

     Pro forma net income:                                  $1,400     $10,422

     Pro forma basic and diluted earnings per share         $ 0.06      $ 0.47


     The Company estimates the weighted average fair value of each stock option on the grant date using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                                 2001                2000
                                                 ----                ----

     Dividend yield                              0%                  0%
     Expected volatility                         85.77%              92.58%
     Risk-free interest rate                     5.56%               5.56%
     Expected life                               Six years           Six years


     A summary of the status of the Company's stock option plan as of December 31 is presented below:

                                               2001                          2000                          1999
                                  -----------------------------  ----------------------------  ---------------------------
                                               Weighted Average               Weighted Average              Weighted Average
                                     Shares     Exercise Price       Shares    Exercise Price      Shares    Exercise Price
                                  ------------   ------------    -------------  -------------  -------------  ------------

Outstanding -beginning of year      2,897,480    $      9.93        2,274,470   $      10.99      2,043,951   $     10.99
Granted                                     -              -          287,600           7.86        376,363         11.00
Granted                                     -              -          200,000           6.88              -             -
Granted                                     -              -          297,200           6.38              -             -
Exercised                                   -              -                -              -              -             -
Cancelled                            (153,666)          8.91         (161,790)         10.73       (145,844)        11.00

                                  ------------                   -------------                 -------------
Outstanding -end of year            2,743,814    $      9.97        2,897,480   $       9.93      2,274,470   $     10.99
                                  ============                   =============                 =============

Weighted average fair value
  of options granted during period               $         -                    $       3.69                  $      4.40
                                                 ============                   =============                 ============


                                                           F-18

                            HINES HORTICULTURE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

     The weighted average remaining contractual life was seven years at December 31, 2001. As of December 31, 2001, expiration dates ranged from June 22, 2008 to July 3, 2010. The range of exercise prices was $6.00 to $11.00 for options outstanding as of December 31, 2001.

9.   INCOME TAXES
     -------------

The components of income (loss) before provision for income taxes and the provision for income taxes consisted of the following:

                                                     For the Years Ended December 31,
                                            --------------------------------------------------
                                                 2001              2000              1999
                                            ---------------   ---------------   --------------
Income (loss) before income taxes:
U.S.                                        $       10,723    $       16,504    $      20,812
Foreign                                              8,645             (257)            3,252
                                            ---------------   ---------------   --------------
                                            $       19,368    $      16,247     $      24,064
                                            ===============   ===============   ==============


Income from continuing operations           $       10,320    $      18,671     $      15,561
Income (loss) from discontinued operations           9,048           (2,424)            8,503
                                            ---------------   ---------------   --------------
                                            $       19,368    $      16,247     $      24,064
                                            ===============   ===============   ==============


Current income tax provision (benefit):
Federal                                     $           --     $        --      $          61
State                                                   --               --               130
Foreign                                              1,090              605               523
                                            ---------------   ---------------   --------------
                                            $        1,090    $         605     $         714
                                            ---------------   ---------------   --------------
Deferred provision (benefit):
Federal                                     $       12,121    $       3,643     $       7,614
State                                                  863              764               876
Foreign                                              1,869           (1,203)             (560)
                                            ---------------   ---------------   --------------
                                                    14,853            3,204             7,930
                                            ---------------   ---------------   --------------
                                            $       15,943    $       3,809     $       8,644
                                            ===============   ==============    ==============

                            HINES HORTICULTURE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

The reported provision for income taxes differs from the amount computed by applying the statutory federal income tax rate of 35 percent (34 percent in 1999) to income before provision for income taxes as follows:

                                                          For the Years Ended December 31,
                                                  ------------------------------------------------
                                                      2001              2000             1999
                                                  --------------   --------------   --------------
Provision computed at statutory rate              $       6,779    $       5,686    $       8,182
Increase (decrease) resulting from:
State tax, net of federal benefit                           546              764            1,007
Foreign taxes                                               389              (12)             179
Goodwill                                                    413              470              395
Meals and entertainment                                     194              173              198
Reduction in tax reserves                                  (482)              --             (918)
Investment in Foreign Subsidiary (a)                      8,125               --               --
FAS 52 -Translation remeasurement                            --           (2,995)              --
Capital loss valuation allowance                             --             (571)              --
Other                                                       (21)             294             (399)
                                                  --------------   --------------   --------------
                                                  $      15,943    $       3,809    $       8,644
                                                  ==============   ==============   ==============


Provision  for continuing operations              $       4,627    $       8,034    $       6,516
Provision (benefit) for discontinued operations          11,316           (4,225)           2,128
                                                  --------------   --------------   --------------
                                                  $      15,943    $       3,809    $       8,644
                                                  ==============   ==============   ==============

Deferred tax assets (liabilities) are comprised of the following:
                                                                          December 31,
                                                              --------------------------------
                                                                  2001               2000
                                                              --------------    --------------
     Deferred tax assets:
     Deferred expenses                                        $         586     $         879
     Capital loss carryforwards                                         477               559
     Deferred currency loss                                             413               658
     Net operating loss carryforwards                                19,506            19,432
     Foreign currency cumulative translation adjustment               3,690             2,700
     Book/tax difference in debt                                      7,978             5,751
     Other                                                              174               878
                                                              --------------    --------------
     Gross deferred tax assets                                       32,824            30,857
                                                              --------------    --------------

     Deferred tax liabilities:
     Accrual to cash adjustment                                     (64,874)          (63,432)
     Fixed asset basis differences                                  (35,099)          (30,560)
     Investment in foreign subsidiary (a)                            (8,125)               --
     Other                                                           (1,284)           (1,788)
                                                              --------------    --------------
     Gross deferred tax liabilities                                (109,382)          (95,780)
                                                              --------------    --------------

     Net deferred tax liability                               $     (76,558)    $     (64,923)
                                                              ==============    ==============

     Deferred income tax liability, current                   $     (72,000)    $     (61,895)
     Deferred income tax liability, non-current                      (4,558)           (3,338)
                                                              --------------    --------------
                                                              $     (76,558)    $     (64,923)
                                                              ==============    ==============

                            HINES HORTICULTURE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

     Deferred income tax liability - current - Continuing operations           (64,874)       (63,432)
     Deferred income tax liability - current - Discontinued operations          (7,126)         1,847
                                                                           ------------   ------------
                                                                           $   (72,000)   $   (61,585)
                                                                           ============   ============

     Deferred income tax liability - non-current - Continuing operations         7,727          9,565
     Deferred income tax liability - non-current - Discontinued operations     (12,285)       (12,903)
                                                                           ------------   ------------
                                                                           $    (4,558)   $    (3,338)
                                                                           ============   ============

(a) Represents the difference between the book basis and the tax basis of Hines' investment in Sun Gro Canada, Ltd. for the anticipated repatriation of foreign earnings in connection with the sale of Sun Gro Canada. Management had not previously provided for deferred taxes due to their belief that the investment in Sun Gro Canada was previously expected to be permanent in nature.

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

     At December 31, 2001, the Company had approximately $51,608 in net operating loss carryforwards for federal income tax reporting purposes. The Company's federal net operating losses begin to expire in 2005.

     At December 31, 2001, Sun Gro-Canada had capital loss carryforwards of approximately Cdn. $2,996 (U.S. $1,884). These capital loss carryforwards may be carried forward indefinitely, but may only be used to the extent of capital gains realized by Sun Gro-Canada. It is the opinion of management that the capital loss carryforwards are more likely than not going to be realized in the future.

     At December 31, 2001, the Company had capital loss carryforwards of approximately $350. These capital loss carryforwards expire in 2005 and may only be used to the extent of capital gains realized by Sun Gro. It is the opinion of management that the capital loss carryforwards are more likely than not going to be realized in the future.

10.  EMPLOYEE BENEFIT PLANS
     ----------------------

     As of January 1, 2001, Hines Nurseries established a 401(k) Retirement Savings Plan for salaried and permanent hourly employees. Participants may make voluntary contributions to the plan up a maximum of ten-thousand-five-hundred dollars not to exceed 15 percent of their annual compensation (as defined). Hines' matching contribution to the Plan is equal to 25 percent of the participant's voluntary contribution not to exceed 4 percent of the participant's salary per calendar year. As of January 1, 2002, Hines Nurseries amended its 401(k) Retirement Savings Plan for salaried and permanent hourly employees. Participants may make voluntary contributions to the plan up a maximum of eleven- thousand dollars not to exceed 20 percent of their annual compensation (as defined). Hines' matching contribution to the Plan is equal to 100 percent of the first 3 percent of a participant's voluntary deferral of salary, and 50 percent of the next 2 percent of a participant's voluntary deferral of salary per calendar year.

     Sun Gro sponsors a 401(k) Retirement Savings Plan for salaried and permanent hourly United States employees (the "U.S. Plan") and a Registered Pension Plan for Canadian salaried and certain hourly employees (the "Canadian Plan"). Participants of the U.S. Plan may make voluntary contributions to the plan up a maximum of ten-thousand-five-hundred dollars not to exceed 15 percent of their defined annual compensation. Sun Gro's matching contribution formula is based on return on sales for the previous year. Sun Gro's matching contribution to the U.S. Plan may not exceed three-thousand-five-hundred dollars per participant per calendar year.

                            HINES HORTICULTURE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


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

     The total expense related to the Hines plan was $342, nil and nil for the years ended December 31, 2001, 2000 and 1999, respectively. The total expense related to the Sun Gro plan was $450, $500 and $444 for the years ended December 31, 2001, 2000 and 1999, respectively.

11.  SUPPLEMENTAL CASH FLOW INFORMATION
     ----------------------------------

     Supplemental disclosure of non-cash investing and financing activities were as follows:

                                                                  December 31,
                                               ------------------------------------------------
                                                    2001              2000             1999
                                               --------------   --------------   --------------
     Fair value of assets acquired             $       9,211    $     118,282    $      40,314
     Liabilities assumed and incurred
      in connection with acquisitions                      -           (6,007)          (9,684)
     Discontinued operations, held for sale                -           (1,485)          30,955
                                               --------------   --------------   --------------


     Cash paid                                 $       9,211    $     110,790    $      61,585
                                               ==============   ==============   ==============


12.  FAIR VALUES OF FINANCIAL INSTRUMENTS
     ------------------------------------

     The Company used the following methods and assumptions in estimating its fair value disclosures for financial instruments:

CASH

     The carrying amount reported in the balance sheet for cash approximates its fair value.

SHORT-TERM AND LONG-TERM DEBT

     The fair value of the Senior Subordinated Notes is based on the closing price of the debt securities at December 31, 2001 and 2000. The carrying amount of the Company's other long-term debt approximates its fair value based upon borrowing rates currently available to the Company. The carrying amount of the short-term debt approximates the fair value based on the short-term maturity of the instrument.

                            HINES HORTICULTURE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

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

     The carrying amounts and estimated fair values of the Company's financial instruments at December 31, 2001 and 2000 are as follows:

                                                           December 31,
                               -----------------------------------------------------------------
                                            2001                               2000
                               -------------------------------   -------------------------------
                                  Carrying         Estimated        Carrying         Estimated
                                   Amount         Fair Value         Amount         Fair Value
                               --------------   --------------   --------------   --------------
     Cash                      $          --    $          --    $          --    $          --
     Revolving line of credit        100,000          100,000           79,500           79,500
     Long-term debt (including
       current portion)              252,798          251,240          270,019          255,199
     Interest rate swap
       agreement liability             7,117            7,117               --            3,896
     Discontinued Operations
       Long-term debt (including
       current portion)               37,072           37,072           45,401           45,401



13.  VALUATION AND QUALIFYING ACCOUNTS
     ---------------------------------

     Activity with respect to the Company's allowance for doubtful accounts receivable is summarized as follows:

                                                     For the Years Ended December 31,
                                            ------------------------------------------------
                                                 2001              2000             1999
                                            --------------   --------------   --------------
Continuing Operations:

     Beginning balance                      $       1,528    $         858    $         671
     Acquisition increases                            --               297              532
     Charges to expense                               699              554               68
     Amounts written off                             (924)            (181)            (413)
                                            --------------   --------------   --------------
     Ending balance                         $       1,303    $       1,528    $         858
                                            ==============   ==============   ==============


                                    HINES HORTICULTURE, INC.
                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (DOLLARS IN THOUSANDS)

                                                          For the Years Ended December 31,
                                                --------------------------------------------------
                                                     2001              2000              1999
                                                --------------    --------------    --------------
Discontinued operations, held for sale

     Beginning balance                          $         676     $         586     $         553
     Acquisition increases                                --                 --               110
     Charges to expense                                    71               586                26
     Amounts written off                                 (326)             (496)             (103)
                                                --------------    --------------    --------------
     Ending balance                             $         421     $         676     $         586
                                                ==============    ==============    ==============


14.  GEOGRAPHIC INFORMATION

Geographic information is summarized as follows:

                                                         For the Years Ended December 31,
                                                -------------------------------------------------
                                                     2001              2000             1999
                                                --------------    --------------    --------------
     NET SALES:
       UNITED STATES:
          Sales to unaffiliated customers
          -Continuing Operations                $     326,973     $     304,202     $     199,117
          Sales to unaffiliated customers
          -Discontinued Operations                     99,744           108,704            89,178
       CANADA:
          Sales to unaffiliated customers
            -Discontinued Operations                   13,021            13,195            13,334
        Transfers to other geographic areas
          -Discontinued Operations                     18,362            21,505            19,425
        Eliminations                                  (21,860)          (24,291)          (21,129)
                                                --------------    --------------    --------------
                                                $     436,240     $     423,315     $     299,925
                                                ==============    ==============    ==============

     OPERATING INCOME:
       United States -Continuing Operations     $      48,508     $      47,742     $      29,414
       United States -Discontinued Operations           5,367             3,870             8,788
       Canada -Discontinued Operations                 10,974             2,924             4,020
                                                --------------    --------------    --------------
                                                $      64,849     $      54,536     $      42,222
                                                ==============    ==============    ==============
     TOTAL ASSETS:
       United States-Continuing Operations      $     507,787     $     488,614     $     309,396
       United States-Discontinued Operations           72,070            70,045            74,117
       Canada -Discontinued Operations                 70,687            69,346            71,001
       Eliminations                                   (40,400)          (28,620)          (35,733)
                                                --------------    --------------    --------------
                                                $     610,144     $     599,385     $     418,781
                                                ==============    ==============    ==============

     Export sales for the Company from the United States totaled $9,172, $7,588 and $7,434 for the years ended December 31, 2001, 2000 and 1999, respectively.




                                    HINES HORTICULTURE, INC.
                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (DOLLARS IN THOUSANDS)


15.  GUARANTOR/NON-GUARANTOR DISCLOSURES
     -----------------------------------

     The Senior Subordinated Notes issued by Hines Nurseries (the issuer) have been guaranteed by Hines (the parent guarantor) and by Sun Gro-U.S. (the subsidiary guarantor). The issuer and the subsidiary guarantor are wholly owned subsidiaries of the parent guarantor and the parent and subsidiary guarantees are full, unconditional and joint and several. Separate financial statements of Hines Nurseries and Sun Gro-U.S. are not presented and Hines Nurseries and Sun Gro-U.S. are not filing separate reports under the Securities Exchange Act because management believes that they would not be material to investors. The Senior Subordinated Notes are not guaranteed by Sun Gro-Canada or its present or future subsidiaries.

     The following condensed consolidating information shows (a) Hines on a parent company basis only as the parent guarantor (carrying its investment in its subsidiary under the equity method), (b) Hines Nurseries as the issuer (carrying its investment in its subsidiary under the equity method), (c) Sun Gro-U.S. as subsidiary guarantor (carrying its investment in Sun Gro-Canada under the equity method), (d) Sun Gro-Canada and its direct and indirect subsidiaries, as subsidiary non-guarantors, (e) eliminations necessary to arrive at the information for the parent guarantor and its direct and indirect subsidiaries on a consolidated basis and (f) the parent guarantor on a consolidated basis, as follows:

     o Consolidating balance sheets as of December 31, 2001 and December 31, 2000;

     o Consolidating statements of operations for the year ended December 31, 2001, 2000 and 1999; and

     o Consolidating statements of cash flows for the year ended December 31, 2001, 2000 and 1999.

16.  SUBSEQUENT EVENTS
     -----------------

     On March 4, 2002, the Company completed the sale its Minter Bridge, Oregon property, one of its real estate holdings related to its Forest Grove nursery facility. In connection with the sale, the Company received net proceeds of approximately $3,000. The book gain will be recorded in the first quarter ending March 31, 2002. The net proceeds of the sale were allocated to repay debt in accordance with the amendment to the Amended Senior Credit Facility dated February 1, 2002.


                                                     CONSOLIDATING BALANCE SHEET
                                                       As of December 31, 2001
                                                  (Unaudited, Dollars in thousands)
                                                                                    Growing Media Segment
                                                                                   ----------------------
                                                                       Segment                  Sun Gro
                                                           Hines      ----------    Sun Gro      Canada
                                                         Horticulture    Hines        U.S.     (Subsidiary
                                                          (Parent      Nurseries  (Subsidiary      Non-                 Consolidated
                                                         Guarantor)    (Issuer)    Guarantor)   Guarantors  Eliminations     Total
                                                         ----------   ----------   ----------   ----------   ----------   ----------
       ASSETS
       ------
Current assets:
    Cash                                                 $       -    $       -    $       -    $       -    $       -    $       -
    Accounts receivable, net                                     -       28,182       19,557        3,321            -       51,060
    Inventories                                                  -      164,675        6,340        7,714            -      178,729
    Prepaid expenses and other current assets                    -        2,322        1,925        1,277            -        5,524
    Deferred income taxes                                        -            -            -          384         (384)           -
                                                         ----------   ----------   ----------   ----------   ----------   ----------
               Total current assets                              -      195,179       27,822       12,696         (384)     235,313
                                                         ----------   ----------   ----------   ----------   ----------   ----------

Fixed assets, net                                                -      150,638       10,272       57,379            -      218,289
Deferred financing expenses, net                               250        8,067            -            -            -        8,317
Goodwill, net                                                    -      121,371       18,515          612            -      140,498
Deferred income taxes                                          253       28,417        3,153            -      (24,096)       7,727
Investments in subsidiaries                                 96,038        4,115       12,308            -     (112,461)           -
                                                         ----------   ----------   ----------   ----------   ----------   ----------
                                                         $  96,541    $ 507,787    $  72,070    $  70,687    $(136,941)   $ 610,144
                                                         ==========   ==========   ==========   ==========   ==========   ==========

    LIABILITIES AND SHAREHOLDERS' EQUITY
    ------------------------------------
Current liabilities:
    Accounts payable                                           $ -    $  12,824    $   1,687    $   4,153          $ -    $  18,664
    Accrued liabilities                                          -        8,450          406          473            -        9,329
    Accrued payroll and benefits                                 -        7,091        1,110        1,029            -        9,230
    Accrued interest                                             -        2,904            -            -            -        2,904
    Long-term debt, current portion                              -       43,159       13,568        7,545            -       64,272
    Borrowings on revolving credit facility                      -      100,000            -            -            -      100,000
    Deferred income taxes                                        -       64,874        7,510            -         (384)      72,000
    Intercompany accounts                                    7,796      (58,993)      29,881       21,316            -            -
                                                         ----------   ----------   ----------   ----------   ----------   ----------
               Total current liabilities                     7,796      180,309       54,162       34,516         (384)     276,399
                                                         ----------   ----------   ----------   ----------   ----------   ----------

Long-term debt                                                   -      209,639       11,306        4,653            -      225,598
Interest rate swap agreement                                     -        7,117            -            -            -        7,117
Deferred income taxes                                            -       20,943            -       15,438      (24,096)      12,285
Shareholders' equity
    Common stock                                               221       17,971       11,414        4,500      (33,885)         221
    Additional paid-in capital                             128,781       21,362        5,889        1,777      (29,028)     128,781
    Retained earnings (deficit)                            (33,282)      52,221       (5,149)       9,451      (56,523)     (33,282)
    Cumulative foreign currency translation adjustments     (5,200)           -       (5,552)         352        5,200       (5,200)
    Accumulated other comprehensive loss                    (1,775)      (1,775)           -            -        1,775       (1,775)
                                                         ----------   ----------   ----------   ----------   ----------   ----------
               Total shareholders' equity                   88,745       89,779        6,602       16,080     (112,461)      88,745
                                                         ----------   ----------   ----------   ----------   ----------   ----------

                                                         $  96,541    $ 507,787    $  72,070    $  70,687    $(136,941)   $ 610,144
                                                         ==========   ==========   ==========   ==========   ==========   ==========

                                         GUARANTOR / NON-GUARANTOR DISCLOSURES - (CONTINUED)
                                                     Consolidating Balance Sheet
                                                       As of December 31, 2000
                                                  (Unaudited, Dollars in thousands)

                                                                                    Growing Media Segment
                                                                                   ----------------------
                                                                       Segment                  Sun Gro
                                                           Hines      ----------    Sun Gro      Canada
                                                         Horticulture    Hines        U.S.     (Subsidiary
                                                          (Parent      Nurseries  (Subsidiary      Non-                 Consolidated
                                                         Guarantor)    (Issuer)    Guarantor)   Guarantors) Eliminations     Total
                                                         ----------   ----------   ----------   ----------   ----------   ----------
    ASSETS
    ------
Current assets:
    Cash                                                 $       -    $       -    $       -    $       -    $       -    $       -
    Accounts receivable, net                                     -       26,754       19,681        2,667            -       49,102
    Inventories                                                  -      153,125        7,881        7,569            -      168,575
    Prepaid expenses and other current assets                    -        1,880        2,060        1,602            -        5,542
    Deferred income taxes                                        -          122        1,239          608         (122)       1,847
                                                         ----------   ----------   ----------   ----------   ----------   ----------
               Total current assets                              -      181,881       30,861       12,446         (122)     225,066
                                                         ----------   ----------   ----------   ----------   ----------   ----------

Fixed assets, net                                                -      141,210       12,819       54,690            -      208,719
Deferred financing expenses, net                               797       11,288            -            -            -       12,085
Goodwill, net                                                    -      124,196       19,082          672            -      143,950
Deferred income taxes                                           37       20,828            -        1,538      (12,838)       9,565
Investments in subsidiaries                                 94,057        9,211        7,283            -     (110,551)           -
                                                         ----------   ----------   ----------   ----------   ----------   ----------
                                                         $  94,891    $ 488,614    $  70,045    $  69,346    $(123,511)   $ 599,385
                                                         ==========   ==========   ==========   ==========   ==========   ==========

    LIABILITIES AND SHAREHOLDERS' EQUITY
    ------------------------------------
Current liabilities:
    Accounts payable                                     $       -    $   8,919    $   1,836    $   2,910    $       -    $  13,665
    Accrued liabilities                                          -       13,151        2,294          531            -       15,976
    Accrued payroll and benefits                                 -        7,339          916        1,095            -        9,350
    Accrued interest                                             -        1,732            -            -            -        1,732
    Long-term debt, current portion                              -       18,196        3,769        4,548            -       26,513
    Borrowings on revolving credit facility                      -       79,500            -            -            -       79,500
    Deferred income taxes                                        -       63,554            -            -         (122)      63,432
    Intercompany accounts                                    7,484      (54,698)      27,738       19,476            -            -
                                                         ----------   ----------   ----------   ----------   ----------   ----------
               Total current liabilities                     7,484      137,693       36,553       28,560         (122)     210,168
                                                         ----------   ----------   ----------   ----------   ----------   ----------

Long-term debt                                                   -      251,823       24,875       12,209            -      288,907
Deferred income taxes                                            -       11,300       (2,353)      16,794      (12,838)      12,903
Shareholders' equity
    Common stock                                               221       17,971       11,414        4,500      (33,885)         221
    Additional paid-in capital                             128,781       21,362        5,889        1,778      (29,029)     128,781
    Notes receivable from stock sales                          (30)           -            -            -            -          (30
    Retained earnings (deficit)                            (36,707)      48,465       (1,475)       5,505      (52,495)     (36,707)
    Cumulative foreign currency translation adjustments     (4,858)           -       (4,858)           -        4,858       (4,858)
                                                         ----------   ----------   ----------   ----------   ----------   ----------
                      Total shareholders' equity            87,407       87,798       10,970       11,783     (110,551)      87,407
                                                         ----------   ----------   ----------   ----------   ----------   ----------

                                                         $  94,891    $ 488,614    $  70,045    $  69,346    $(123,511)   $ 599,385
                                                         ==========   ==========   ==========   ==========   ==========   ==========


                                    GUARANTOR / NON-GUARANTOR DISCLOSURES - (CONTINUED)
                                           Consolidating Statement of Operations
                                            For the year ended December 31, 2001
                                             (Unaudited, Dollars in thousands)
                                                                    Growing Media Segment
                                                            ------------------------------------
                                                Nursery
                                                Segment                   Sun Gro
                                    Hines      ----------    Sun Gro       Canada
                                 Horticulture    Hines         U.S.     (Subsidiary
                                   (Parent     Nurseries   (Subsidiary      Non-                   Consolidated
                                  Guarantor)    (Issuer)    Guarantor)   Guarantors) Eliminations    Total
                                  ----------   ----------   ----------   ----------   ----------   ----------
Sales, net                        $       -    $ 326,973    $  99,744    $  31,383    $ (21,860)   $ 436,240
Cost of goods sold                        -      156,490       56,646       23,433      (21,860)     214,709
                                  ----------   ----------   ----------   ----------   ----------   ----------
    Gross profit                          -      170,483       43,098        7,950            -      221,531
Operating expenses                        -      121,975       37,731       (3,024)           -      156,682
                                  ----------   ----------   ----------   ----------   ----------   ----------
    Operating income                      -       48,508        5,367       10,974            -       64,849
                                  ----------   ----------   ----------   ----------   ----------   ----------
Other expenses:
   Interest                               -       32,882        2,546        1,197            -       36,625
   Interest rate swap
      agreement expense                   -        4,114            -            -            -        4,114
   Interest - intercompany                -       (3,550)       2,419        1,131            -            -
   Amortization of deferred
      financing expenses, other      (3,209)       6,463       (5,688)           -        7,176        4,742
                                  ----------   ----------   ----------   ----------   ----------   ----------
                                     (3,209)      39,909         (723)       2,328        7,176       45,481
                                  ----------   ----------   ----------   ----------   ----------   ----------

Income (loss) before provision
      for income taxes                3,209        8,599        6,090        8,646       (7,176)      19,368
Income tax (benefit) provision         (216)       4,843        8,358        2,958            -       15,943
                                  ----------   ----------   ----------   ----------   ----------   ----------
Net income                        $   3,425    $   3,756    $  (2,268)   $   5,688    $  (7,176)   $   3,425
                                  ==========   ==========   ==========   ==========   ==========   ==========



                                         GUARANTOR / NON-GUARANTOR DISCLOSURES - (CONTINUED)
                                                Consolidating Statement of Operations
                                                For the year ended December 31, 2000
                                                  (Unaudited, Dollars in thousands)
                                                                                    Growing Media Segment
                                                                                   ----------------------
                                                                       Segment                  Sun Gro
                                                           Hines      ----------    Sun Gro      Canada
                                                         Horticulture    Hines        U.S.     (Subsidiary
                                                          (Parent      Nurseries  (Subsidiary      Non-                 Consolidated
                                                         Guarantor)    (Issuer)    Guarantor)   Guarantors) Eliminations     Total
                                                         ----------   ----------   ----------   ----------   ----------   ----------

Sales, net                                               $       -    $ 304,202    $ 108,704    $  34,700    $ (24,291)   $ 423,315
Cost of goods sold                                               -      143,262       63,314       21,669      (24,291)     203,954
                                                         ----------   ----------   ----------   ----------   ----------   ----------
    Gross profit                                                 -      160,940       45,390       13,031            -      219,361
Operating expenses                                               -      113,198       41,520       10,107            -      164,825
                                                         ----------   ----------   ----------   ----------   ----------   ----------
    Operating income                                             -       47,742        3,870        2,924            -       54,536
                                                         ----------   ----------   ----------   ----------   ----------   ----------
Other expenses:
   Interest                                                    (10)      31,546        3,461        1,662            -       36,659
   Interest - intercompany                                       -       (4,095)       2,579        1,516            -            -
   Amortization of deferred financing expenses, other      (12,415)        (217)        (344)           -       14,606        1,630
                                                         ----------   ----------   ----------   ----------   ----------   ----------
                                                           (12,425)      27,234        5,696        3,178       14,606       38,289
                                                         ----------   ----------   ----------   ----------   ----------   ----------

Income (loss) before provision for income taxes             12,425       20,508       (1,826)        (254)     (14,606)      16,247
Income tax (benefit) provision                                 (13)       8,047       (3,627)        (598)           -        3,809
                                                         ----------   ----------   ----------   ----------   ----------   ----------
Net income                                               $  12,438    $  12,461    $   1,801    $     344    $ (14,606)   $  12,438
                                                         ==========   ==========   ==========   ==========   ==========   ==========


                                         GUARANTOR / NON-GUARANTOR DISCLOSURES - (CONTINUED)
                                                Consolidating Statement of Operations
                                                For the year ended December 31, 1999
                                                  (Unaudited, Dollars in thousands)
                                                                                    Growing Media Segment
                                                                                   ----------------------
                                                                       Segment                  Sun Gro
                                                           Hines      ----------    Sun Gro      Canada
                                                         Horticulture    Hines        U.S.     (Subsidiary
                                                          (Parent      Nurseries  (Subsidiary      Non-                 Consolidated
                                                         Guarantor)    (Issuer)    Guarantor)   Guarantors) Eliminations     Total
                                                         ----------   ----------   ----------   ----------   ----------   ----------

Sales, net                                               $       -    $ 199,117    $  89,178    $  32,759    $ (21,129)   $ 299,925
Cost of goods sold                                               -       93,403       47,674       19,973      (21,129)     139,921
                                                         ----------   ----------   ----------   ----------   ----------   ----------
    Gross profit                                                 -      105,714       41,504       12,786            -      160,004
Operating expenses                                               -       76,300       32,716        8,766            -      117,782
                                                         ----------   ----------   ----------   ----------   ----------   ----------
    Operating income                                             -       29,414        8,788        4,020            -       42,222
                                                         ----------   ----------   ----------   ----------   ----------   ----------
Other expenses:
   Interest                                                    (20)      14,780        1,366        1,282            -       17,408
   Interest - intercompany                                       -       (1,657)       1,229          428            -            -
   Amortization of deferred financing expenses, other      (15,408)      (5,625)      (2,346)           -       24,129          750
                                                         ----------   ----------   ----------   ----------   ----------   ----------
                                                           (15,428)       7,498          249        1,710       24,129       18,158
                                                         ----------   ----------   ----------   ----------   ----------   ----------

Income before provision for income taxes                    15,428       21,916        8,539        2,310      (24,129)      24,064
Income tax (benefit) provision                                   8        6,508        2,165          (37)           -        8,644
                                                         ----------   ----------   ----------   ----------   ----------   ----------
Net income                                               $  15,420    $  15,408    $   6,374    $   2,347    $ (24,129)   $  15,420
                                                         ==========   ==========   ==========   ==========   ==========   ==========


                                         GUARANTOR / NON-GUARANTOR DISCLOSURES - (CONTINUED)
                                                Consolidating Statement of Cash Flows
                                                For the year ended December 31, 2001
                                                  (Unaudited, Dollars in thousands)
                                                                                    Growing Media Segment
                                                                                   ----------------------
                                                                       Segment                  Sun Gro
                                                           Hines      ----------    Sun Gro      Canada
                                                         Horticulture    Hines        U.S.     (Subsidiary
                                                          (Parent      Nurseries  (Subsidiary      Non-                 Consolidated
                                                         Guarantor)    (Issuer)    Guarantor)   Guarantors) Eliminations     Total
                                                         ----------   ----------   ----------   ----------   ----------   ----------

Cash provided by operating activities                    $       -    $  26,551    $   2,067    $   4,675    $       -    $  33,293
                                                         ----------   ----------   ----------   ----------   ----------   ----------

Cash flows from investing activities:
     Purchase of fixed assets, net                               -      (18,178)         405       (3,130)           -      (20,903)
     Acquisitions, net of cash                                   -       (9,211)           -            -            -       (9,211)
                                                         ----------   ----------   ----------   ----------   ----------   ----------
         Net cash used in (provided by) investing activities     -      (27,389)         405       (3,130)           -      (30,114)
                                                         ----------   ----------   ----------   ----------   ----------   ----------

Cash flows from financing activities:
     Proceeds from revolving line of credit                      -       20,500            -            -            -       20,500
     Intercompany advances (repayments)                        (30)      (3,953)       3,783          200            -            -
     Proceeds from the issuance of long-term debt                -            -            -            -            -            -
     Repayments of long-term debt                                -      (18,195)      (3,769)      (4,561)           -      (26,525)
     Deferred financing costs                                    -            -            -            -            -            -
     Penalty on early payment of subordinated notes              -            -            -            -            -            -
     Deferred financing costs                                    -            -            -            -            -            -
     Dividends received (paid)                                   -        2,486       (2,486)           -            -            -
     Repayments of notes receivables from stock sales           30            -            -            -            -           30
     Issuance of preferred and common stock                      -            -            -            -            -            -
                                                         ----------   ----------   ----------   ----------   ----------   ----------
         Net cash provided by (used in) financing activities     -          838       (2,472)      (4,361)           -       (5,995)
                                                         ----------   ----------   ----------   ----------   ----------   ----------

     Effect of exchange rate changes on cash                     -            -            -        2,816            -        2,816
                                                         ----------   ----------   ----------   ----------   ----------   ----------

Net decrease in cash                                             -            -            -            -            -            -
Cash, beginning of year                                          -            -            -            -            -            -
                                                         ----------   ----------   ----------   ----------   ----------   ----------
Cash, end of year                                        $       -    $       -    $       -    $       -    $       -    $       -
                                                         ==========   ==========   ==========   ==========   ==========   ==========


                                        GUARANTOR / NON-GUARANTOR DISCLOSURES - (CONTINUED)
                                                Consolidating Statement of Cash Flows
                                                For the year ended December 31, 2000
                                                  (Unaudited, Dollars in thousands)

                                                                                    Growing Media Segment
                                                                                   ----------------------
                                                                       Segment                  Sun Gro
                                                           Hines      ----------    Sun Gro      Canada
                                                         Horticulture    Hines        U.S.     (Subsidiary
                                                          (Parent      Nurseries  (Subsidiary      Non-                 Consolidated
                                                         Guarantor)    (Issuer)    Guarantor)   Guarantors) Eliminations     Total
                                                         ----------   ----------   ----------   ----------   ----------   ----------

Cash provided by (used in) operating activities          $      10    $   2,828    $  (5,416)   $   7,869    $       -    $   5,291
                                                         ----------   ----------   ----------   ----------   ----------   ----------

Cash flows from investing activities:
     Purchase of fixed assets, net                               -      (29,686)      (1,845)      (5,845)           -      (37,376)
     Acquisitions, net of cash                                   -     (112,275)       1,485            -            -     (110,790)
                                                         ----------   ----------   ----------   ----------   ----------   ----------
         Net cash used in investing activities                   -     (141,961)        (360)      (5,845)           -     (148,166)
                                                         ----------   ----------   ----------   ----------   ----------   ----------

Cash flows from financing activities:
     Proceeds from revolving line of credit                      -       44,750            -            -            -       44,750
     Intercompany advances (repayments)                       (153)     (12,344)      12,497            -            -            -
     Proceeds from the issuance of long-term debt                -      121,216            -            -            -      121,216
     Repayments of long-term debt                                -       (9,707)      (2,024)      (2,547)           -      (14,278)
     Deferred financing costs                                    -            -            -            -            -            -
     Penalty on early payment of subordinated notes              -            -            -            -            -            -
     Deferred financing costs                                    -       (9,479)           -            -            -       (9,479)
     Dividends received (paid)                                   -        4,697       (4,697)           -            -            -
     Repayments of notes receivables from stock sales          143            -            -            -            -          143
     Issuance of preferred and common stock                      -            -            -            -            -            -
                                                         ----------   ----------   ----------   ----------   ----------   ----------
         Net cash (used in) provided by financing activities   (10)     139,133        5,776       (2,547)           -      142,352
                                                         ----------   ----------   ----------   ----------   ----------   ----------

     Effect of exchange rate changes on cash                     -            -            -          523            -          523
                                                         ----------   ----------   ----------   ----------   ----------   ----------

Net decrease in cash                                             -            -            -            -            -            -
Cash, beginning of year                                          -            -            -            -            -            -
                                                         ----------   ----------   ----------   ----------   ----------   ----------
Cash, end of year                                        $       -    $       -    $       -    $       -    $       -    $       -
                                                         ==========   ==========   ==========   ==========   ==========   ==========


                                         GUARANTOR / NON-GUARANTOR DISCLOSURES - (CONTINUED)
                                                Consolidating Statement of Cash Flows
                                                For the year ended December 31, 1999
                                                  (Unaudited, Dollars in thousands)

                                                                                    Growing Media Segment
                                                                                   ----------------------
                                                                       Segment                  Sun Gro
                                                           Hines      ----------    Sun Gro      Canada
                                                         Horticulture    Hines        U.S.     (Subsidiary
                                                          (Parent      Nurseries  (Subsidiary      Non-                 Consolidated
                                                         Guarantor)    (Issuer)    Guarantor)   Guarantors)  Eliminations     Total
                                                         ----------   ----------   ----------   ----------   ----------   ----------


Cash provided by operating activities                    $      20    $  14,673    $     191    $   5,651    $       -    $  20,535
                                                         ----------   ----------   ----------   ----------   ----------   ----------

Cash flows from investing activities:
     Purchase of fixed assets, net                               -      (15,895)      (2,380)      (3,119)           -      (21,394)
     Acquisitions, net of cash                                   -      (30,630)     (30,470)        (485)           -      (61,585)
                                                         ----------   ----------   ----------   ----------   ----------   ----------
         Net cash used in investing activities                   -      (46,525)     (32,850)      (3,604)           -      (82,979)
                                                         ----------   ----------   ----------   ----------   ----------   ----------

Cash flows from financing activities:
     Proceeds from revolving line of credit                      -        3,900            -            -            -        3,900
     Intercompany advances (repayments)                       (173)      (3,866)       4,039            -            -            -
     Proceeds from the issuance of long-term debt                -       30,500       30,178          313            -       60,991
     Repayments of long-term debt                                -         (755)           -       (1,012)           -       (1,767)
     Deferred financing costs                                    -            -            -            -            -            -
     Penalty on early payment of subordinated notes              -            -            -            -            -            -
     Dividends received (paid)                                   -        1,558       (1,558)           -            -            -
     Repayments of notes receivables from stock sales          153            -            -            -            -          153
     Issuance of preferred and common stock                      -            -            -            -            -            -
                                                         ----------   ----------   ----------   ----------   ----------   ----------
         Net cash (used in) provided by  financing actities    (20)      31,337       32,659         (699)           -       63,277
                                                         ----------   ----------   ----------   ----------   ----------   ----------

     Effect of exchange rate changes on cash                     -            -            -       (1,348)           -       (1,348)
                                                         ----------   ----------   ----------   ----------   ----------   ----------

Net decrease in cash                                             -         (515)           -            -            -         (515)
Cash, beginning of year                                          -          515            -            -            -          515
                                                         ----------   ----------   ----------   ----------   ----------   ----------
Cash, end of year                                        $       -    $       -    $       -    $       -    $       -    $       -
                                                         ==========   ==========   ==========   ==========   ==========   ==========



