Form 10-Q
period 2002-03-31
HINES HORTICULTURE INC
filed 2002-05-15
CIK 1003515

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

                                   (Mark One)

         (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 2002

         ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________ to __________

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

As of April 30, 2002 there were 22,072,549 shares of Common Stock, par value $0.01 per share, outstanding.
================================================================================

                            HINES HORTICULTURE, INC.


                                      INDEX

                          PART I. FINANCIAL INFORMATION


Item 1.   Financial Statements                                          Page No.
                                                                        --------

             Consolidated Balance Sheets as of
             March 31, 2002 (unaudited) and December 31, 2001              1

             Consolidated Statements of Operations for the Three
             Months Ended March 31, 2002 and 2001 (unaudited)              2

             Consolidated Statements of Cash Flows for the
             Three Months Ended March 31, 2002 and 2001 (unaudited)        3

             Notes to the Consolidated Financial Statements                4

Item 2.   Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                     13

Item 3.   Quantitative and Qualitative Disclosures About Market Risk       26


                           PART II. OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                 27

          Signatures                                                       28




Note: Items 1, 2, 3, 4 and 5 of Part II are omitted because they are not applicable.


                                  HINES HORTICULTURE, INC.
                                CONSOLIDATED BALANCE SHEETS
                            March 31, 2002 and December 31, 2001
                         (Dollars in thousands, except share data)

                                                              March 31,      December 31,
                                                                2002             2001
                                                             -------------   -------------
                                                              (Unaudited)
ASSETS
------
                    CURRENT ASSETS:
        Cash                                                 $          -    $          -
        Accounts receivable, net of allowance for
           doubtful accounts of $1,269 and $1,303                  60,134          28,182
        Inventories                                               182,960         164,675
        Prepaid expenses and other current assets                   9,527           2,322
        Assets of discontinued operations                               -          40,134
                                                             -------------   -------------

                                    Total current assets          252,621         235,313

FIXED ASSETS, net of accumulated depreciation
   and depletion of $31,794 and $30,106                           141,132         142,387
DEFERRED FINANCING EXPENSES, net of
   accumulated amortization of $9,511 and $8,357                    9,831           8,317
ASSETS OF DISCONTINUED OPERATIONS                                       -          95,029
DEFFERED INCOME TAX                                                     -           7,727

GOODWILL                                                          121,541         121,371
                                                             -------------   -------------

                                                             $    525,125    $    610,144
                                                             =============   =============

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

                  CURRENT LIABILITIES:
        Accounts payable                                     $     23,579    $     12,824
        Accrued liabilities                                        15,540           8,450
        Accrued payroll and benefits                                6,693           7,091
        Accrued interest                                            3,240           2,904
        Long-term debt, current portion                                84          43,159
        Borrowings on revolving credit facility                   121,250         100,000
        Liabilities of discontinued operations                          -          37,097
        Deferred income taxes                                      68,167          64,874
                                                             -------------   -------------

                               Total current liabilities          238,553         276,399
                                                             -------------   -------------

LONG-TERM DEBT                                                    181,857         209,639

DERIVATIVE LIABILITY                                                5,865           7,117

DEFERRED INCOME TAXES                                               7,552               -
LIABILITIES OF DISCONTINUED OPERATIONS                                  -          28,244

COMMITMENTS AND CONTINGENCIES                                           -               -

SHAREHOLDERS' EQUITY
        Common Stock
           Authorized - 60,000,000 shares  $.01 par value;
           Issued and outstanding - 22,072,549 shares
           at March 31, 2002 and December 31, 2001                    221             221

        Additional paid in capital                                128,781         128,781
        Notes receivable from stock sales
        Deficit                                                   (30,833)        (33,282)
        Accumulated other comprehensive loss                       (6,871)         (6,975)
                                                             -------------   -------------

                              Total shareholders' equity           91,298          88,745
                                                             -------------   -------------

                                                             $    525,125    $    610,144
                                                             =============   =============

  The accompanying notes are an integral part of these consolidated financial statements.


                                             1

                              HINES HORTICULTURE, INC.
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                     Three Months Ended March 31, 2002 and 2001
                     (Dollars in thousands, except share data)
                                    (Unaudited)

                                                         2002            2001
                                                     -------------   -------------

Sales, net                                           $     68,723    $     67,757
Cost of goods sold                                         34,316          32,714
                                                     -------------   -------------

    Gross profit                                           34,407          35,043
                                                     -------------   -------------

Selling and distribution expenses                          20,736          19,253
General and administrative expenses                         5,501           5,092
Other operating income                                     (2,103)              -
Amortization of goodwill                                        -             885
                                                     -------------   -------------
    Total operating expenses                               24,134          25,230
                                                     -------------   -------------

    Operating income                                       10,273           9,813

Other expenses
   Interest                                                 6,711           8,188
   Interest rate swap agreement income                     (1,014)          1,992
   Amortization of deferred financing expenses              1,154           1,139
                                                     -------------   -------------
                                                            6,851          11,319
                                                     -------------   -------------

Income (loss) before provision for income taxes,
  discontinued operation, and extraordinary items           3,422          (1,506)

Income tax provision (benefit)                              1,403            (616)
                                                     -------------   -------------

Income (loss) from continuing operations                    2,019            (890)
                                                     -------------   -------------

Income from discontinued operations, net of tax             1,456           2,092
                                                     -------------   -------------

Extraordinary item, net of tax benefit                     (1,026)              -
                                                     -------------   -------------

Net income                                           $      2,449    $      1,202
                                                     =============   =============


Basic and diluted earnings per share:

Income (loss) per common share from
  continuing operations                              $       0.09    ($      0.04)

Income (loss) per common share from
  discontinued operations                            $       0.07    $       0.09

Extraordinary item                                   ($      0.05)   $       0.00

                                                     -------------   -------------
Net income (loss) per common share                   $       0.11    $       0.05
                                                     =============   =============

Weighted average shares outstanding--Basic             22,072,549      22,072,549
                                                     =============   =============
Weighted average shares outstanding--Diluted           22,104,455      22,072,549
                                                     =============   =============

 The accompanying notes are an integral part of these consolidated financial statements.

                                         2

                               HINES HORTICULTURE, INC.
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                      Three Months Ended March 31, 2002 and 2001
                       (Dollars in thousands, except share data)
                                      (Unaudited)

                                                                 2002         2001
                                                              ----------   ----------

CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                $   2,449    $   1,202
    Income from discontinued operations                          (1,456)      (2,092)
    Adjustments to reconcile net income to
      net cash provided by operating activities -
         Depreciation, depletion and amortization                 2,208        2,910
         Amortization of deferred financing costs                 1,154        1,139
         Interest rate swap agreement (income) expense           (1,014)       1,992
         Gain on sale of assets                                  (2,103)           -
         Extraordinary item (net of tax)                          1,026            -
         Deferred income taxes                                    1,402         (616)
                                                              ----------   ----------
                                                                  3,666        4,535
Change in working capital accounts
    Accounts receivable                                         (31,952)     (31,994)
    Inventories                                                 (18,285)     (17,312)
    Prepaid expenses and other current assets                      (558)        (343)
    Accounts payable and accrued liabilities                     11,783       18,504
                                                              ----------   ----------
      Change in working capital accounts                        (39,012)     (31,145)
                                                              ----------   ----------

Net cash used in operating activities                           (35,346)     (26,610)

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of fixed assets                                     (1,730)      (4,089)
    Net cash used in discontinued operations                     (6,520)        (782)
    Proceeds from sale of discontinued operations               131,538            -
    Proceeds from sale of fixed assets                            3,116            -
    Acquisitions, adjusted                                         (170)           -
                                                              ----------   ----------
        Net cash provided by (used in) investing activities     126,234       (4,871)
                                                              ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Borrowings on revolving line of credit                       76,432       42,400
    Repayments on revolving line of credit                      (55,182)     (10,900)
    Repayments of long-term debt                               (107,938)         (19)
    Deferred financing costs incurred                            (4,200)           -
                                                              ----------   ----------
        Net cash (used in) provided by financing activities     (90,888)      31,481
                                                              ----------   ----------


NET DECREASE IN CASH                                                  -            -

CASH, beginning of period                                             -            -
                                                              ----------   ----------

CASH, end of period                                           $       -    $       -
                                                              ==========   ==========



Supplemental disclosure of cash flow information:
    Cash paid for interest                                    $   7,625    $   5,709
    Cash paid for income taxes                                $       -    $     203


 The accompanying notes are an integral part of these consolidated financial statements.



                                          3

                            HINES HORTICULTURE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                             MARCH 31, 2002 AND 2001
                                   (UNAUDITED)

1.       Description of Business:
         -----------------------

               As of March 31, 2002, Hines Horticulture, Inc. ("Hines" or the "Company"), a Delaware corporation, produces and distributes horticultural products through two operating divisions: (i) its Nursery division, and (ii) its Color division. The Nursery division and Color division make up the green goods business. The green goods business is conducted through Hines Nurseries, Inc. ("Hines Nurseries"), a wholly owned subsidiary of Hines. Hines Nurseries is a leading national supplier of ornamental shrubs, color plants and container-grown plants with commercial nursery facilities located in Arizona, California, Florida, Georgia, New York, Oregon, Pennsylvania, South Carolina and Texas. Hines Nurseries markets its products to retail and commercial customers throughout the United States.

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

               During December 2001, the Company's Board of Directors approved and authorized management to proceed with a planned sale of Sun Gro Horticulture Canada, Ltd. and the assets of Sun Gro Horticulture, Inc. to a Canadian income fund (the "Fund"). On March 27, 2002, the Company sold the assets of Sun Gro Horticulture, Inc. and the stock of Sun Gro Horticulture Canada Ltd., its growing media business, to the Sun Gro Horticulture Income Fund, a newly established Canadian income fund. The assets sold included 14 facilities located across Canada and the United States and control of approximately 50,000 acres of peat bogs in Canada. Hines will no longer harvest, produce or sell peat moss or have the rights to the Sunshine, Parkland Fairway, Black Gold, Lakeland Grower, Alberta Rose, Nature's and Gardener's Gold trade names. Hines received net proceeds of approximately $120.0 million from the sale, which were used to pay down outstanding bank debt. The Company recognized a $1.3 million gain, net of tax, from the sale of it growing media business for the three months end March 31, 2002. The Company's current operations consist solely of its Nursery and Color divisions.

               The consolidated financial statements include the accounts of Hines and its wholly owned subsidiaries after elimination of intercompany accounts and transactions. The Company has adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 144 (Accounting for the Impairment or Disposal of Long-Lived Assets), and accordingly, the Company's consolidated financial statements have been restated to reflect the financial position, results of operations and cash flows of the Sun Gro business as "Discontinued Operations." Refer to Note 8 "Guarantor/ Non-guarantor Disclosures" for information about the Company's guarantors and segments for the three months ended March 31, 2002.

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

               Accordingly, footnote and other disclosures which would substantially duplicate the disclosures contained in the Form 10-K filed on April 1, 2002 by Hines Horticulture, Inc. under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), have been omitted. The financial information herein is not necessarily representative of a full year's operations.

3.       Earnings Per Share:
         -------------------

               Earnings per share are calculated in accordance with SFAS No. 128 (Earnings per Share), which requires the Company to report both basic earnings per share, based on the weighted-average number of common shares outstanding, and diluted earnings per share, based on the weighted-average number of common shares outstanding adjusted to include the potentially dilutive effect of outstanding stock options and warrants. For the three months ended March 31, 2002, the incremental 440 shares related to the warrants outstanding did not result in a difference between basic and diluted earnings per share. Additionally, for the three months ended March 31, 2002, shares related to the underlying employee stock options in the amount of 2,747 were excluded from the computation of diluted earnings per share because they would have been anti-dilutive.

4.       Adoption Of Accounting Pronouncements:
         --------------------------------------

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

               Effective January 1, 2001, Hines adopted the provisions of SFAS No. 133, (Accounting for Derivative Instruments and Hedging Activities), as amended. Adopting the provisions of SFAS No. 133 on January 1, 2001 resulted in a cumulative after-tax charge to Accumulated Other Comprehensive Income as of January 1, 2001 of $2,334, representing the fair value of the interest rate agreement, net of tax. This amount is being amortized as interest rate agreement expense over the term of the debt. For the three months ended March 31, 2002, the Company recognized a pre-tax gain of $1,014 reported as Interest rate swap agreement income in the Consolidated Statements of Operations related to the change in the fair value of the interest rate agreement. For the twelve months ending December 31, 2002, the Company anticipates that $560, net of tax, will be charged to the Other Comprehensive Income account related to the interest rate swap agreement.

5.       Inventories:
         ------------

            Inventories consisted of the following:

                                                    March 31,      December 31,
                                                  -------------    -------------
                                                      2002              2001

         Nursery stock                            $    171,495     $    155,096
         Material and supplies                          11,465            9,579
                                                  -------------    -------------
         Inventory from continuing operations          182,960          164,675
         Discontinued operations                             -           14,054
                                                  -------------    -------------
         Total inventory                          $    182,960     $    178,729
                                                  =============    =============

6.       Comprehensive Income:
         ---------------------

                  Comprehensive income includes all changes in equity during a period except those resulting from investments by and distributions to the Company's stockholders. The Company's comprehensive income is composed of cumulative foreign currency translation adjustments and the change in valuation of derivative instruments. The components of comprehensive income during the three months ended March 31, 2002 and 2001, were as follows:


                                                   Three Months Ended March 31,
                                                   ----------------------------
                                                      2002             2001
                                                  -------------    -------------


         Net income                               $      2,449     $      1,202
         Cumulative foreign currency
             translation adjustments                       (36)          (1,359)
         Transaction impact upon
             adoption of FAS 133                             -           (2,334)
         Loss on derivatives
             reclassified to earnings                      140              139
                                                  -------------    -------------
         Comprehensive (loss) income              $      2,553     $     (2,352)
                                                  =============    =============


7.       New Accounting Pronouncements:
         -----------------------------

               In July 2001, the Financial Accounting Standards Board issued SFAS No. 141 (Business Combinations) and SFAS No. 142 (Goodwill and Other Intangible Assets). SFAS No. 141, among other things, eliminates the use of the pooling of interests method of accounting for business combinations. Under the provisions of SFAS No. 142, goodwill will no longer be amortized, but will be subject to a periodic test for impairment based upon fair values. For the three months ended March 31, 2001 and the year ended December 31, 2001, the Company reported goodwill amortization of $855 and $3,700, respectively, excluding discontinued operations. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. SFAS No. 142 is effective for the Company beginning January 1, 2002. As of March 31, 2002, the Company had $121,541 of Goodwill, net of amortization. Given the recent issuance of these standards, the Company has not yet quantified the impact to the financial statements for fiscal 2002. However, the completion of a formal evaluation of the Company's goodwill under this standard may have a material impact on the financial statements.

               In August 2001, Financial Accounting Standards Board ("FASB") issued SFAS No. 143 (Accounting for Asset Retirement Obligations). SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It would be effective for the Company beginning with its 2003 financial statements. The Company is in the process of evaluating the impact of SFAS No. 143 on its financial statements and will adopt the provisions of this statement in the first quarter of fiscal year 2003.

               In April 2002, Financial Accounting Standards Board issued SFAS No. 145 (Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections). SFAS No. 145 addresses financial accounting and reporting for the extinguishments of debt, leases, and intangible assets of motor carriers. It would be effective for the Company beginning with its 2003 financial statements. The Company is in the process of evaluating the impact of SFAS No. 145 on its financial statements and will adopt the provisions of this statement in the first quarter of fiscal year 2003.

8.       Segment Information and Guarantor/Non-Guarantor Disclosures:
         -----------------------------------------------------------

                  Prior to the sale of the growing media business on March 27, 2002, the Senior Subordinated Notes issued by Hines Nurseries ("the issuer") were guaranteed by Hines ("the parent guarantor") and by Sun Gro-U.S. ("the subsidiary guarantor"). Pursuant to Third Amendment to the Credit Agreement and Consent issued on February 1, 2002 and the sale of the growing media business, the issuer is the wholly owned subsidiary of the parent guarantor and the parent and subsidiary guarantees are full, unconditional and joint and several. As of March 27, 2002, the Senior Subordinated Notes are guaranteed solely by Hines Nurseries, Inc. and its parent guarantor. Separate financial statements of Hines Nurseries and Sun Gro-U.S. are not presented and Hines Nurseries and Sun Gro-U.S. are not filing separate reports under the Exchange Act because management believes that they would not be material to investors.

                  The following information provides the required disclosures with respect to the Company's segments pursuant to SFAS No. 131, (Disclosures about Segments of an Enterprise and Related Information). For the period ending March 31, 2002, the Company operates in two segments: 1) the nursery segment and 2) the growing media segment.

                  The following consolidating information shows (a) Hines on a parent company basis only as the parent guarantor (carrying its investment in its subsidiary under the equity method), (b) Hines Nurseries as the issuer (carrying its investment in its subsidiary under the equity method), (c) For periods prior to March 27, 2002, Sun Gro-U.S. as subsidiary guarantor (carrying its investment in Sun Gro-Canada under the equity method), (d) For periods prior to March 27, 2002, Sun Gro-Canada and its direct and indirect subsidiaries, as subsidiary non guarantors, (e) eliminations necessary to arrive at the information for the parent guarantor and its direct and indirect subsidiaries on a consolidated basis and (f) the parent guarantor on a consolidated basis, as follows:

               o Consolidating balance sheets as of March 31, 2002 (unaudited) and December 31, 2001;

               o Consolidating statements of operations for the three months ended March 31, 2002 and 2001 (unaudited); and

               o Consolidating statements of cash flows for the three months ended March 31, 2002 and 2001 (unaudited).


                                            Guarantor / Non-guarantor Disclosures
                                                 Consolidating Balance Sheet
                                                    As of March 31, 2002
                                                   (Dollars in thousands)


                                               ----------------------------------------------------------------------------
                                                               Nursery      Growing Media
                                                               Segment         Segment
                                                                            (Discontinued
                                                                              Operations)
                                               ----------------------------------------------------------------------------
                                                   Hines
                                               Horticulture     Hines
                                                  (Parent     Nurseries        Sun Gro                       Consolidated
                                                Guarantor)     (Issuer)      Horticulture    Eliminations        Total
                                               ----------------------------------------------------------------------------
       ASSETS

Current assets:
    Cash                                         $         -   $        -      $        -    $       -         $         -
    Accounts receivable, net                               -       60,134               -            -              60,134
    Inventories                                            -      182,960               -            -             182,960
    Prepaid expenses and other current assets              -        9,527           8,214       (8,214)              9,527
    Deferred income taxes                                  -            -               -            -                   -
                                               ----------------------------------------------------------------------------
                        Total current assets     $         -   $  252,621      $    8,214      ($8,214)           $252,621
                                               ----------------------------------------------------------------------------

Fixed assets, net                                          -      141,132               -            -             141,132
Deferred financing expenses, net                         113        9,718               -            -               9,831
Goodwill, net                                              -      121,541               -            -             121,541
Deferred income taxes                                  2,875       28,417               -      (31,292)                  -
Investments in subsidiaries                           96,142            -               -      (96,142)                  -
                                               ----------------------------------------------------------------------------
                                                 $    99,130   $  553,429      $    8,214    ($135,648)        $   525,125
                                               ============================================================================

    LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                             $         -      $23,579      $        -    $       -         $    23,579
    Accrued liabilities                                    -       15,540           8,214       (8,214)             15,540
    Accrued payroll and benefits                           -        6,693               -            -               6,693
    Accrued interest                                       -        3,240               -            -               3,240
    Long-term debt, current portion                        -           84               -            -                  84
    Borrowings on revolving credit facility                -      121,250               -            -             121,250
    Deferred income taxes                                  -       62,512               -        5,655              68,167
    Intercompany accounts                              7,832       (7,832)              -            -                   -
                                               ----------------------------------------------------------------------------
                   Total current liabilities           7,832      225,066           8,214       (2,559)            238,553
                                               ----------------------------------------------------------------------------

Long-term debt                                             -      181,857               -            -             181,857
Derivative liability                                       -        5,865               -            -               5,865
Deferred income taxes                                      -       44,499               -      (36,947)              7,552
Shareholders' equity
    Common stock                                         221       17,971               -      (17,971)                221
    Additional paid in capital                       128,781       21,362               -      (21,362)            128,781
    Retained earnings (deficit)                      (30,833)      58,444               -      (58,444)            (30,833)
    Accumulated other comprehensive loss              (6,871)      (1,635)              -        1,635              (6,871)
                                               ----------------------------------------------------------------------------
                  Total shareholders' equity          91,298       96,142               -      (96,142)             91,298
                                               ----------------------------------------------------------------------------

                                                 $    99,130   $  553,429      $    8,214    ($135,648)        $   525,125
                                               ============================================================================


                                  Guarantor / Non-guarantor Disclosures - (Continued)
                                              Consolidating Balance Sheet
                                                As of December 31, 2001
                                                (Dollars in thousands)


                                             ------------------------------------------------------------------------
                                                           Nursery      Growing Media
                                                           Segment         Segment
                                                                        (Discontinued
                                                                          Operations)
                                             ------------------------------------------------------------------------
                                                Hines
                                             Horticulture   Hines
                                               (Parent    Nurseries        Sun Gro                        Consolidated
                                             Guarantor)   (Issuer)       Horticulture     Eliminations       Total
                                             ------------------------------------------------------------------------
       ASSETS

Current assets:
    Cash                                         $     -    $      -       $        -     $       -             $  -
    Accounts receivable, net                           -      28,182           22,878             -           51,060
    Inventories                                        -     164,675           14,054             -          178,729
    Prepaid expenses and other current assets          -       2,322            3,202             -            5,524
    Deferred income taxes                              -           -              384          (384)               -
                                             ------------------------------------------------------------------------
                     Total current assets        $     -    $195,179          $40,518         ($384)        $235,313
                                             ------------------------------------------------------------------------

Fixed assets, net                                      -     150,638           67,651             -          218,289
Deferred financing expenses, net                     250       8,067                -             -            8,317
Goodwill, net                                          -     121,371           19,127             -          140,498
Deferred income taxes                                253      28,417            3,153       (24,096)           7,727
Investments in subsidiaries                       96,038       4,115           12,308      (112,461)               -
                                             ------------------------------------------------------------------------
                                                 $96,541    $507,787       $  142,757     ($136,941)        $610,144
                                             ========================================================================

    LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                             $     -    $ 12,824       $    5,840     $       -          $18,664
    Accrued liabilities                                -       8,450              879             -            9,329
    Accrued payroll and benefits                       -       7,091            2,139             -            9,230
    Accrued interest                                   -       2,904                -             -            2,904
    Long-term debt, current portion                    -      43,159           21,113             -           64,272
    Borrowings on revolving credit facility            -     100,000                -             -          100,000
    Deferred income taxes                              -      64,874            7,510          (384)          72,000
    Intercompany accounts                          7,796     (58,993)          51,197             -                -
                                             ------------------------------------------------------------------------
                Total current liabilities          7,796     180,309           88,678          (384)         276,399
                                             ------------------------------------------------------------------------

Long-term debt                                         -     209,639           15,959             -          225,598
Interest rate swap agreement                           -       7,117                -             -            7,117
Deferred income taxes                                  -      20,943           15,438       (24,096)          12,285
Shareholders' equity
    Common stock                                     221      17,971           15,914       (33,885)             221
    Additional paid in capital                   128,781      21,362            7,666       (29,028)         128,781
    Retained earnings (deficit)                  (33,282)     52,221            4,302       (56,523)         (33,282)
    Accumulated other comprehensive loss          (6,975)     (1,775)          (5,200)        6,975           (6,975)
                                             ------------------------------------------------------------------------
               Total shareholders' equity         88,745      89,779           22,682      (112,461)          88,745
                                             ------------------------------------------------------------------------

                                                 $96,541    $507,787       $  142,757     ($136,941)        $610,144
                                             ========================================================================



                                                         10

                                        Guarantor / Non-guarantor Disclosures - Continued
                                              Consolidating Statement of Operations
                                               For the quarter ended March 31, 2002
                                                      (Dollars in thousands)

                                                        ------------------------------------------------------------------------
                                                                        Nursery     Growing Media
                                                                        Segment        Segment
                                                                                    (Discontinued
                                                                                     Operations)
                                                        ------------------------------------------------------------------------
                                                            Hines
                                                         Horticulture    Hines
                                                           (Parent     Nurseries       Sun Gro                    Consolidated
                                                          Guarantor)    (Issuer)    Horticulture    Eliminations     Total
                                                        ------------------------------------------------------------------------
    Sales, net                                                    $  -    $68,723           $31,150      ($1,583)       $98,290
    Cost of goods sold                                               -     34,316            16,929      ($1,583)        49,662
                                                        ------------------------------------------------------------------------
        Gross Profit                                                 -     34,407            14,221                      48,628
    Operating expenses                                           6,259     33,461           (19,154)           -         20,566
                                                        ------------------------------------------------------------------------
        Operating income                                        (6,259)       946            33,375            -         28,062
                                                        ------------------------------------------------------------------------
    Other expenses:
       Interest                                                      -      6,419               528            -          6,947
       Interest - intercompany                                       -       (722)              722            -              -
      Amortization of deferred financing expenses, other        (6,086)    (9,634)                -       16,874          1,154
                                                        ------------------------------------------------------------------------
                                                                (6,086)    (3,937)            1,250       16,874          8,101
                                                        ------------------------------------------------------------------------

    Income (loss) before provision for income taxes               (173)     4,883            32,125      (16,874)        19,961
    Income tax (benefit) provision                              (2,622)    (2,366)           21,474                      16,486
                                                        ------------------------------------------------------------------------
    Net income  before extraordinary item                        2,449      7,249            10,651      (16,874)         3,475
    Extraordinary item                                               -      1,026                 -            -          1,026
                                                        ------------------------------------------------------------------------
    Net income                                                  $2,449     $6,223           $10,651     ($16,874)        $2,449
                                                        ========================================================================


                                        Guarantor / Non-guarantor Disclosures - Continued
                                              Consolidating Statement of Operations
                                               For the quarter ended March 31, 2001
                                                      (Dollars in thousands)

                                                        ------------------------------------------------------------------------
                                                                        Nursery     Growing Media
                                                                        Segment        Segment
                                                                                    (Discontinued
                                                                                     Operations)
                                                        ------------------------------------------------------------------------
                                                            Hines
                                                         Horticulture    Hines
                                                           (Parent     Nurseries       Sun Gro                    Consolidated
                                                          Guarantor)    (Issuer)    Horticulture    Eliminations     Total
                                                        ------------------------------------------------------------------------

    Sales, net                                                    $  -    $67,757           $42,827      ($9,831)      $100,753
    Cost of goods sold                                               -     32,714            28,102      ($9,831)        50,985
                                                        ------------------------------------------------------------------------
        Gross Profit                                                 -     35,043            14,725                      49,768
    Operating expenses                                               -     25,230             8,874            -         34,104
                                                        ------------------------------------------------------------------------
        Operating income                                             -      9,813             5,851            -         15,664
                                                        ------------------------------------------------------------------------
    Other expenses:
       Interest                                                    137     11,509             1,181            -         12,827
       Interest - intercompany                                       -     (1,131)            1,131            -              -
      Amortization of deferred financing expenses, other        (1,283)    (1,288)           (2,114)       5,489            804
                                                        ------------------------------------------------------------------------
                                                                (1,146)     9,090               198        5,489         13,631
                                                        ------------------------------------------------------------------------

    Income before provision for income taxes                     1,146        723             5,653       (5,489)         2,033
    Income tax provision                                           (56)      (560)            1,447            -            831
                                                        ------------------------------------------------------------------------
    Net income                                                  $1,202     $1,283            $4,206      ($5,489)        $1,202
                                                        ========================================================================


                                                               11

                                       Guarantor / Non-guarantor Disclosures - Continued
                                             Consolidating Statement of Cash Flows
                                             For the quarter ended March 31, 2002
                                                    (Dollars in thousands)

                                                         --------------------------------------------------------------------
                                                                       Nursery    Growing Media
                                                                       Segment       Segment
                                                                                  (Discontinued
                                                                                   Operations)
                                                         --------------------------------------------------------------------
                                                            Hines
                                                         Horticulture   Hines
                                                           (Parent    Nurseries      Sun Gro                  Consolidated
                                                         Guarantor)   (Issuer)    Horticulture   Eliminations    Total
                                                         --------------------------------------------------------------------
Cash used in operating activities                          $       -    ($36,157)        ($3,235)    $    -         ($39,392)
                                                         --------------------------------------------------------------------

Cash flows from investing activities:
     Purchase of fixed assets, net                                 -       1,386          (2,503)         -           (1,117)
     Sales proceeds                                                -           -         131,538          -          131,538
     Acquistions, adjusted                                         -        (170)              -          -             (170)
                                                         --------------------------------------------------------------------
         Net cash used in investing activities                     -       1,216         129,035          -          130,251
                                                         --------------------------------------------------------------------

Cash flows from financing activities:
     Proceeds from revolving line of credit                        -      21,250               -          -           21,250
     Intercompany advances (repayments)                            -      92,840         (92,840)         -                -
     Repayments of long-term debt                                  -     (95,938)        (12,000)         -         (107,938)
     Deferred financiang costs                                     -      (4,200)              -          -           (4,200)
     Dividends received (paid)                                     -      20,989         (20,989)         -                -
                                                         --------------------------------------------------------------------
         Net cash provided by (used in) financing activities       -      34,941        (125,829)         -          (90,888)
                                                         --------------------------------------------------------------------

     Effect of exchange rate changes on cash and cash equivalents  -           -              29          -               29
                                                         --------------------------------------------------------------------

Net decrease in cash                                               -           -               -          -                -
Cash, beginning of year                                            -           -               -          -                -
                                                         --------------------------------------------------------------------
Cash, end of year                                          $       -    $      -     $         -     $    -       $        -
                                                         ====================================================================


                                       Guarantor / Non-guarantor Disclosures - Continued
                                             Consolidating Statement of Cash Flows
                                             For the quarter ended March 31, 2001
                                                    (Dollars in thousands)

                                                         --------------------------------------------------------------------
                                                                       Nursery    Growing Media
                                                                       Segment       Segment
                                                                                  (Discontinued
                                                                                   Operations)
                                                         --------------------------------------------------------------------
                                                            Hines
                                                         Horticulture   Hines
                                                           (Parent    Nurseries      Sun Gro                  Consolidated
                                                         Guarantor)   (Issuer)    Horticulture   Eliminations    Total
                                                         --------------------------------------------------------------------

Cash used in operating activities                          $       -    ($26,610)        ($1,156)    $    -         ($27,766)
                                                         --------------------------------------------------------------------

Cash flows from investing activities:
     Purchase of fixed assets, net                                 -      (4,089)           (805)         -           (4,894)
                                                         --------------------------------------------------------------------
         Net cash used in investing activities                     -      (4,089)           (805)         -           (4,894)
                                                         --------------------------------------------------------------------

Cash flows from financing activities:
     Proceeds from revolving line of credit                        -      31,500               -          -           31,500
     Intercompany advances (repayments)                            -        (782)            782          -                -
     Repayments of long-term debt                                  -         (19)            (24)         -              (43)
                                                         --------------------------------------------------------------------
         Net cash provided by (used in) financing activities       -      30,699             758          -           31,457
                                                         --------------------------------------------------------------------

     Effect of exchange rate changes on cash and cash equivalents  -           -           1,203          -            1,203
                                                         --------------------------------------------------------------------

Net decrease in cash                                               -           -               -          -                -
Cash, beginning of year                                            -           -               -          -                -
                                                         --------------------------------------------------------------------

Cash, end of year                                          $       -    $      -     $         -     $    -       $        -
                                                         ====================================================================


                                                             12

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

         SALE OF SUN GRO BUSINESS

                  On March 27, 2002, the Company completed the sale of its growing media business to Sun Gro Horticulture Income Fund (the "Fund"), a newly established Canadian income fund. The assets sold included 14 facilities located across Canada and the United States and control of approximately 50,000 acres of peat bogs in Canada. Hines will no longer harvest, produce or sell peat moss or have the rights to the Sunshine, Parkland Fairway, Black Gold, Lakeland Grower, Alberta Rose, Nature's and Gardener's Gold trade names. Hines received net proceeds of approximately $120.0 million from the sale, which were used to pay down outstanding bank debt.

                  In connection with the sale of the Sun Gro growing media business, Hines entered into a supply agreement with a subsidiary of the Fund to purchase peat moss and other growing media products to be used in the Company's green goods business.

                  The Company's Consolidated Financial Statements included in this Form 10-Q reflect the financial position, results of operations and cash flows of the Sun Gro business as "discontinued operations." In accordance with SFAS No. 144 (Accounting for the Impairment or Disposal of Long-lived Assets), the Company's consolidated financial statements have been restated to reflect the financial position, results of operations and cash flows of the Sun Gro business as "discontinued operations."

         OVERVIEW

                  GENERAL. Hines is one of the largest commercial nursery operations in North America, producing one of the broadest assortments of container-grown plants in the industry. The Company sells its nursery products primarily to the retail segment, which includes premium independent garden centers, as well as leading home centers and mass merchandisers, such as Home Depot, Lowe's, Wal-Mart and Target. The Company believes that sales of its nursery products have been positively affected by societal and demographic trends, such as greater levels of homeownership, the aging of the American population and the increasing popularity of gardening. Recent trends in the retail distribution channel, such as the expansion of large "big box" retailers and their growing emphasis on the lawn and garden category, have increased consumer exposure to lawn and garden products. Management believes these trends provide opportunities for improved operating performance.

                  SEASONALITY. The Company's nursery business, like that of its competitors, is highly seasonal. The Company has experienced, and expects to continue to experience, significant variability in net sales, operating income and net income on a quarterly basis.

                  ACQUISITIONS. In the three years ended December 31, 2001, the Company completed, in connection with its nursery business, one acquisition in 1999 and two acquisitions in 2000, all of which have been accounted for under the purchase method. Accordingly, the purchase prices were allocated to certain assets and liabilities based on their respective fair market values. The excess of the purchase price over the estimated fair market value of the net assets acquired relating to each transaction was accounted for as goodwill. Beginning January 1, 2002, goodwill will no longer be amortized, but will be subject to a periodic test for impairment based upon fair values. The consolidated financial statements include the operating results of each acquisition from the date of acquisition.

                  TAX MATTERS. The Company derives significant benefits under the U.S. federal tax code by qualifying to use the cash method of accounting for federal income tax purposes. Under the cash method, sales are included in taxable income when payments are received and expenses are deducted as they are paid. The primary benefit the Company receives is the ability to deduct the cost of inventory as it is incurred. As a result of the Company's ability to deduct its growing costs under the farming exception, the Company has generally not been required to pay cash income taxes and has generated net operating losses for federal income tax purposes. If the Company's ability to use the cash method of accounting for federal income tax purposes was limited or eliminated, the Company's cash income tax payments could increase significantly. At December 31, 2001, the Company had approximately $51.6 million in net operating loss carryforwards for federal income tax reporting purposes. As a result of the sale of the Sun Gro business, the Company expects to utilize a significant amount of these net operating loss carryforwards in 2002 for federal income tax reporting purposes.

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

                  SALES RETURNS AND ALLOWANCES: Amounts accrued for sales returns and allowance are maintained at a level believed adequate by management to absorb probable losses in the trade receivable due to sales discounts and allowances. The provision rate is established by management using the following criteria: past sales returns experience, current economic conditions and other relevant factors, and is re-evaluated on a quarterly basis. The allowance is increased by provisions for sales discounts and allowances charged against income. The Company records revenue, net of sales discounts and allowances, when the risk of ownership is transferred to the customer. Allowances are provided at the time of revenue is recognized in accordance with SFAS No. 48 (Revenue Recognition When Right of Return Exists).

                  ALLOWANCE FOR DOUBTFUL ACCOUNTS: The allowance for bad debts is maintained at a level believed adequate by management to reflect the probable losses in the trade receivables due to customer defaults, insolvencies or bankruptcies. The provision is established by management using the following criteria: customer credit history, customer current credit rating and other relevant factors, and is re-evaluated on a quarterly basis. The allowance is increased by provisions to bad debt expense charged against income. All recoveries on trade receivables previously charged off are credited to the accounts receivable recovery account charged against income, while direct charge-offs of trade receivables are deducted from the allowance.

                  ACCOUNTING FOR GOODWILL IMPAIRMENT: Beginning January 1, 2002, under the provisions of SFAS No. 142, goodwill will no longer be amortized, but will be subject to a periodic test for impairment based upon fair values. Once a year, after the adoption of SFAS No. 142, or sooner if significant events warrant, the Company will evaluate the book value of net goodwill by comparing it to its implied fair market value. The implied fair market value of goodwill is determined by comparing the Company's total fair market value to the fair market value assigned to net assets.

         RESULTS OF OPERATIONS

         THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

                  NET SALES. Net sales of $68.7 million for the three months ended March 31, 2002 increased $0.9 million, or 1.3%, from net sales of $67.8 million for the comparable period in 2001 due primarily to strong sales in the Company's northeast and southwest markets. This was somewhat offset by sluggish sales in the southeast markets due to the late emergence of spring in those markets. Sales in the Company's northeast color region were strong due to the impact of newly established store service programs. These programs enable us to offer a broader selection of green goods and streamline ordering and in-store merchandising activities with our customers.

                  GROSS PROFIT. Gross profit of $34.4 million for the three months ended March 31, 2002 decreased $0.6 million, or 1.7%, from gross profit of $35.0 million for the comparable period in 2001. As a percent of net sales, gross margins decreased to 50.1% from 51.7% of net sales primarily due to the lower sales in our southeast markets, which typically carry higher margins.

                  SELLING AND DISTRIBUTION EXPENSES. Selling and distribution expenses of $20.7 million for the three months ended March 31, 2002 increased $1.4 million, or 7.3%, from $19.3 million for the comparable period in 2001. The increase was primarily due to the higher sales, the additional sales and merchandising personnel in place to support the peak spring selling season and higher distribution costs. The higher distribution costs are primarily due to the purchase of palletized shipping racks in anticipation of the peak shipping period, which enable us to make unitized shipments, a preferred delivery mode for nursery products.

                  GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses of $5.5 million for the three months ended March 31, 2002 increased $0.4 million, or 7.8%, from $5.1 million for the comparable period in 2001. The increase is primarily attributable to normal cost of living increases and the implementation of the Company's Enterprise Resource Platform ("ERP") information system at its Fallbrook facility.

                  OTHER OPERATING INCOME. Other operating income of $2.1 million for the three months ended March 31, 2002 represents primarily the net gain from the sale of our property in Hillsboro, Oregon.

                  OPERATING INCOME. Operating income of $10.3 million for the three months ended March 31, 2002 increased $0.5 million, or 5.1%, from $9.8 million for the comparable period in 2001. As a percentage of net sales, operating income improved to 15.0% from 14.5% of net sales, due primarily to other operating income of $2.1 million as discussed above.

                  OTHER EXPENSE. Other expense of $6.9 million for the three months ended March 31, 2002 decreased $4.4 million, or 38.9%, from $11.3 million for the comparable period in 2001. The decrease was primarily attributable to lower interest rates and $1.0 million of interest rate swap income as compared to a charge of $2.0 million for the comparable period in 2001. As a result of the Company using the net proceeds from the sale of the Sun Gro business and of the sale of an additional 22.5 acres of land to reduce debt, interest expense is expected to be lower in 2002 when compared to 2001.

                  PROVISION FOR INCOME TAXES. The Company's effective income tax rate was 41.0% and 40.9% for the three months ended March 31, 2002 and 2001, respectively.

                  INCOME (LOSS) FROM CONTINUING OPERATIONS. Net income from continuing operations of $2.0 million for the three months ended March 31, 2002 increased $2.9 million from a net loss of $0.9 million for the comparable period in 2001. The increase was primarily due to higher operating income and lower interest expense as discussed above.

                  INCOME FROM DISCONTINUED OPERATIONS. Net income from discontinued operations of $1.5 million includes a gain of $1.3 million, net of tax, from the sale of the Sun Gro business and net income of $0.2 million from the operations of Sun Gro through the date of sale.

                  EXTRAORDINARY ITEM. The extraordinary item of $1.0 million, net of tax, represents the write-off of unamortized financing costs resulting from the early extinguishment of debt which occurred as a result of using the net proceeds received from the sale of the Sun Gro business to pay down outstanding debt before its maturity.

                  NET INCOME. Net income increased to $2.4 million for the three months ended March 31, 2002 compared to $1.2 million in the comparable period in 2001 for the reasons indicated above.

         LIQUIDITY AND CAPITAL RESOURCES

                  The Company has historically satisfied its working capital requirements through operating cash flow and seasonal borrowings under its revolving credit facilities. Due to the highly seasonal nature of its operations, the Company historically borrows under its revolving credit facilities to fund peak needs.

                  On March 27, 2002, the Company completed the sale of the Sun Gro business and received net proceeds of approximately $120.0 million, which were used to pay down outstanding bank debt. In addition, in March 2002, the Company completed the sale of 22.5 acres of land located in Hillsboro, Oregon and used the net proceeds of approximately $2.9 million to pay down outstanding bank debt. The Company used $107.9 million of the proceeds from the sale of the Sun Gro business and the sale of land to reduce long-term debt with the remaining amount of $15.0 million used to reduce the amount outstanding under its working capital revolver.

                  The Company's net debt position (short and long term-debt) at March 31, 2002 was $303.2 million compared to net debt of $389.9 million at December 31, 2001, which included long-term debt from discontinued operations. The decrease in debt compared to December 31, 2001 was due to the Company using the net proceeds from the sale of the Sun Gro business and the sale of 22.5 acres in Hillsboro, Oregon to reduce debt.

                  Net cash used in operating activities was $35.3 million for the three months ended March 31, 2002 compared to a net use of cash of $26.6 million for the comparable period in 2001. The beginning of the implementation of the Company's working capital improvement plan impacted the 2001comparable period. As part of the plan, the Company sought and obtained extended payment terms from a significant number of vendors. The Company also increased its peak season inventory levels to match expected sales growth. These factors thereby increased its accounts payable and accrued liabilities amounts.

                  The seasonal nature of the Company's operations results in a significant increase in certain components of working capital (primarily accounts receivable and inventory) during the growing and selling cycles. As a result, operating activities during the first and fourth quarters use significant amounts of cash and in contrast, operating activities for the second and third quarters generate substantial cash as the Company ships inventory and collects accounts receivable.

                  Net cash provided by investing activities was $126.2 million for the three months ended March 31, 2002 compared to a net use of cash of $4.9 million for the comparable period in 2001. The increase was primarily due to the proceeds received from the sale of the Sun Gro business and the sale of our property in Hillsboro, Oregon.

                  Net cash used in financing activities was $90.9 million for the three months ended March 31, 2002 compared to net cash provided by financing activities of $31.5 million for the comparable period in 2001. The decrease was primarily related to the use of the proceeds from the sale of the Sun Gro business and the sale of the Oregon property to pay down outstanding bank debt in the amount of $107.9 million and incurring financing costs of $4.2 million.

                  The Company typically draws under its revolving credit facilities in the first and fourth quarters to fund its seasonal inventory buildup of green goods products and seasonal operating expenses. Approximately 74% of the Company's sales of nursery products occur in the first half of the year, generally allowing the Company to reduce borrowings under its revolving credit facilities in the second and third quarters. On May 13, 2002, the Company had fully utilized its $115.0 million of borrowing capacity under its working capital revolver facility and had unused borrowing capacity of $15.0 million under the additional seasonal $30.0 million revolving loan commitment within the Amended Senior Credit Facility.

                  The Company's capital expenditures were approximately $1.7 million for the three months ended March 31, 2002 and included the continued implementation of the ERP information system, the completion of acreage expansion plans at our South Carolina facility which we began in 2001 and the purchase of nursery related structures, machinery and equipment. The Company's capital expenditures for 2002 are expected to be approximately $8.0 to $9.0 million.

                  The Company's primary sources of liquidity are funds generated by operations and borrowings under its Amended Senior Credit Facility, which matures on December 31, 2004, as amended. As at March 31, 2002, this facility is comprised of a $115.0 million working capital revolver, a $30.0 million seasonal revolving loan commitment, which can only be utilized for the period between February 1 and June 15, a New Term Loan in the amount of $51.4 million and a Tranche B Term Loan in the amount of $51.1 million. Borrowings under the Amended Senior Credit Facility are secured by substantially all the Company's assets. The Amended Senior Credit Facility places various restrictions on the Company, including, but not limited to, limitations on the Company's ability to incur additional debt, limitations on capital expenditures and limitations on dividends the Company can pay to shareholders. The Amended Senior Credit Facility requires the Company to meet specific covenants and financial ratios. At the Company's option, the interest rate on the loans under the Amended Senior Credit Facility may be base rate loans, which is the higher of the prime rate or the rate which is 1/2% of 1% in excess of the federal funds effective rate, or Eurodollar rate loans. Base rate loans under the working capital revolving loan and the New Term Loan bear interest at the base rate plus an additional amount which ranges from 1.00% to 3.00%, depending on the Company's consolidated leverage ratio. Base rate loans under the seasonal working capital revolver bear interest at the base rate plus 2.25% and under the Tranche B Term Loan at the base rate plus an additional amount between 2.75% and 3.00%, depending on the Company's consolidated leverage ratio. Currently, the applicable margin for base rate loans is
         (i) 2.50% for working capital revolving loans, (ii) 2.50% for the New Term Loan and (iii) 2.75% for the Tranche B Term Loan.

                  Eurodollar rate loans under the working capital revolving loan and the New Term Loan bear interest at the Eurodollar rate plus an additional amount which ranges from 2.00% to 4.00%, depending on the Company's consolidated leverage ratio. Eurodollar rate loans under the seasonal working capital revolver bear interest at the Eurodollar rate plus 3.25% and under the Tranche B Term Loan at the Eurodollar rate plus an additional amount between 3.75% and 4.00%, depending on the Company's consolidated leverage ratio. Currently, the applicable margin for Eurodollar rate loans is (i) 3.50% for working capital revolving loans, (ii) 3.50% for the New Term Loan and (iii) 3.75% for the Tranche B Term Loan.

                  Principal repayments due under the Company's Amended Senior Credit Facility total $17.5 million in 2003 and $84.9 million in 2004. Madison Dearborn Capital Partners, L.P. ("MDCP"), our principal shareholder, provided a guarantee for the $30 million seasonal revolving loan commitment under the Amended Senior Credit Facility. If MDCP is required to make any payment with respect to its guarantee on the seasonal revolving loan commitment, the Company would be required to issue to MDCP an additional warrant to purchase a number of shares of the Company's common stock equal to the amount of such payment divided by the then-current market price of the Company's common stock.

                  Effective February 1, 2002 the Company's Amended Senior Credit Facility was amended to, among other things:

         (i) Permit the sale of the Sun Gro business upon receipt of minimum net cash proceeds of $105.0 million (which was completed in March 2002),

         (ii) To the extent net cash proceeds from the sale of the Sun Gro business exceeded $105.0 million, allow the Company to retain up to $8.25 million for capital expenditure reinvestment over the 2002 fiscal year,

         (iii) Permit the property sale of Minter Bridge so long as all the net cash proceeds were applied to the permanent prepayment of debt,

         (iv) Amend the mandatory prepayment provisions of the existing Amended Senior Credit Facility to allow the application of the net proceeds from the sale of the Sun Gro business to prepay amortization payments under the Term Loans in direct (or forward) rather than inverse order of maturities,

         (v) Combine the post pay-down Acquisition Term Loan and the Domestic Term Loan into one term loan facility, the New Term Loan, and reset the amortization schedule,

         (vi) Extend to December 31, 2004 maturities under the existing working capital revolving loans and the New Term Loan,

         (vii) Reset the financial covenants that establish minimum EBITDA levels, minimum interest coverage ratios and net worth levels and maximum leverage ratios and capital expenditure amounts,

         (viii) Extend through June 15, 2004 the Company's ability to utilize the seasonal revolving loan commitments in the amount of $30.0 million guaranteed by its majority shareholder, MDCP, and alter the availability period for the seasonal revolving loans to make them available the period between February 1 and June 15 for each year until maturity,

         (ix) Increase the sub-limit for letters of credit that may be issued under the working capital revolver from $3.0 million to $7.5 million,

         (x) Shorten the maturity of the Tranche B Term Loan to December 31,
         2004,

         (xi) Increase the interest rate on the New Term Loan and working capital revolver by1/2%, and

         (xii) Pay amendment fees of3/4% to extending lenders under the New Term Loan, the working capital revolver and the seasonal revolver and1/4% to the lenders under the Tranche B Term Loan

                  All other significant terms and conditions of the Amended Senior Credit Facility remain unchanged.

                  In addition, Hines Nurseries (the issuer and our wholly owned subsidiary) has outstanding $78.0 million of Senior Subordinated Notes (the "Notes") due 2005. The Company has fully and unconditionally guaranteed the issuer's obligations under the Notes and the Notes are redeemable, in whole or in part, at the option of the Company, on or after October 15, 2000 at a redemption price of 106.00% of the principal amount thereof plus accrued interest, if any, to the date of redemption. Upon a change of control, each holder will have the right to require the Company to repurchase such holder's Notes at a price equal to 105.00% of the principal amount thereof plus accrued interest, if any, to the date of repurchase. The Notes currently bear interest at 12.75% per annum and the indenture pursuant to which the Notes were issued imposes a number of restrictions on our operating subsidiaries, including their ability to incur additional indebtedness, to make certain restricted payments (including dividends to the Company), to make certain asset dispositions, to incur additional liens and to enter into significant transactions. A breach of a material term of the indenture for the Notes or other material indebtedness that results in the acceleration of the indebtedness under the Notes also constitutes an event of default under the Amended Senior Credit Facility. In addition, the Company is obligated to pay a premium at maturity equal to 5.00% of the principal amount of the Notes to be repaid. The Company is accreting this premium over the term of the maturity of the Notes. At March 31, 2002, the amount of the premium was $1.2 million and, based on the $78.0 million of Notes outstanding, is expected to be $3.9 million upon maturity.

                  At March 31, 2002, the Company had the following contractual obligations (payments due by period, in millions):

                                        2002       2003       2004       2005       Total
                                       -------    -------    -------    -------    ------
       Tranche B Term Loan             $    -     $    -     $ 51.1     $    -     $ 51.1
       New Term Loan                        -       17.5       33.8          -       51.3
       Senior Subordinated Notes            -          -          -       81.9       81.9
       Other obligations                  0.1        0.1          -          -        0.3
                                       -------    -------    -------    -------    ------
       Total                           $  0.1     $ 17.6     $ 84.9     $ 81.9     $184.5
                                       =======    =======    =======    =======    ======

                  Hines does not have any off balance sheet financing or any financial arrangements with any related parties, except for operating leases, which are disclosed in the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K.

                  In our opinion, cash generated by operations and from borrowings available under the Amended Senior Credit Facility will be sufficient to meet the Company's anticipated working capital, capital expenditures and debt service requirements through 2002 and thereafter for the foreseeable future. However, we cannot ensure that we will generate sufficient cash flow from operations, anticipated operating improvements will be realized on schedule or at all or that future borrowings will be available under our credit facility in amounts sufficient to pay indebtedness or fund our liquidity needs. Actual results of operations will depend on numerous factors, many of which are beyond our control. We cannot ensure that we will be able to refinance any indebtedness, including our amended credit facility, on commercially reasonable terms, or at all.

         FORWARD LOOKING STATEMENTS AND RISK FACTORS

                  We have made and will make "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 in our Annual Report, Forms 10-K and 10-Q and in other contexts relating to our future prospects, our operations and our strategies. Forward-looking statements include, but are not limited to, information regarding our future economic performance and financial condition, the plans and objectives of our management and our assumptions regarding our performance and these plans and objectives.

                  The forward-looking statements that we make in our Annual Report, Forms 10-K and 10-Q and in other contexts represent challenging goals for our company, and the achievement of these goals and our operations are subject to a variety of risks and assumptions and numerous factors beyond our control. Important factors that could cause actual results to differ materially from the forward-looking statements we make are described below. The following risk factors should not be considered a definitive list of all risks associated with our operations and should be read in conjunction with the risks and uncertainties contained in our other filings with the Securities and Exchange Commission.

         WEATHER; GENERAL AGRICULTURAL RISKS

                  Adverse weather or production difficulties occurring at a time of peak production or sales (in the first half of the calendar year), particularly on weekends during the peak gardening season, could cause declines in net sales and operating income that could have a material adverse effect on the Company. The Company's operations may also be adversely affected by disease, freezing conditions, snow, drought or other inclement weather. There can be no assurance that future weather conditions will not have a material adverse effect on the Company. Agricultural production is highly dependent upon the availability of water. The Company's facilities receive their water from a variety of sources, including on-site wells, reservoirs and holding ponds, municipal water districts and irrigation water supplied to local districts by facilities owned and operated by the United States acting through the Department of Interior Bureau of Reclamation. The loss or reduction of access to water at any of the company's facilities could have a material adverse effect on the Company.

         SEASONALITY; VARIABILITY OF QUARTERLY RESULTS AND CERTAIN CHANGES

                  The Company's business, like that of its competitors, is highly seasonal. In 2001, approximately 74% of net sales and approximately 108% of operating profits occurred in the first half of the year, with approximately 53% of net sales and approximately 88% of operating profits occurring in the second quarter of 2001. The Company has experienced, and expects to continue to experience, significant variability in net sales, operating income and net income on a quarterly basis. The principal factor contributing to this variability is weather, particularly on weekends during the peak gardening season, which could cause declines in net sales and operating income that could have a material adverse effect on the Company. Other factors that may contribute to this variability include:

                  - weather conditions during peak growing and gardening seasons;
                  -        shifts in demand for live plant products;
                  - changes in product mix, service levels and pricing by the Company and its competitors;
                  -        the effect of acquisitions;
                  -        the economic stability of the retail customers; and
                  - the Company's relationship with each of its retail customers.

         CUSTOMER CONCENTRATION; DEPENDENCE ON HOME DEPOT

                  Our top 10 customers together accounted for approximately 74% of our fiscal year 2001 net sales. Our largest customer, Home Depot, accounted for approximately 44% of our fiscal year 2001 net sales. These customers hold significant positions in the retail lawn and garden market. Management expects that a small number of customers will continue to account for a substantial portion of the Company's net sales for the foreseeable future. The Company does not have long-term contracts with any of its retail customers, and there can be no assurance that they will continue to purchase its products. The loss of, or significant adverse change in, the Company's relationship with Home Depot or any other major customer could have a material adverse effect on the Company. The loss of, or reduction in orders from, any significant retail customers, losses arising from retail customers' disputes regarding shipments, fees, merchandise condition or related matters, or the Company's inability to collect accounts receivable from any major retail customer could have a material adverse effect on the Company. In addition, there can be no assurance that revenue from customers that have accounted for significant revenue in past periods, individually or as a group, will continue, or if continued, will reach or exceed historical levels in any period.

         KMART BANKRUPTCY

                  Kmart, one of our top customers, filed for bankruptcy relief under Chapter 11 of the bankruptcy code on January 22, 2002. Following such filing, we recommenced shipping products to Kmart, and we intend to continue shipping products to Kmart for the foreseeable future. If Kmart does not successfully emerge from its bankruptcy reorganization, the loss of, or reduction in, orders or the Company's inability to collect accounts receivables from Kmart, could have a material adverse effect on the Company, its business and operations.

         SUBSTANTIAL LEVERAGE

                  We have a significant amount of debt. Our substantial indebtedness could have important consequences for you. For example, it could:

                  - make it more difficult for us to satisfy our obligations;
                  - increase our vulnerability to general adverse economic and industry conditions;
                  - require us to dedicate a substantial portion of cash flows from operations to payments on our indebtedness, which would reduce cash flows available to fund working capital, capital expenditures, and other general corporate requirements;
                  - limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;
                  - place us at a competitive disadvantage compared to our competitors that have less debt;
                  -        limit our ability to borrow additional funds; and
                  - expose us to risks inherent in interest rate fluctuations because some of our borrowings are at variable rates of interest, which could result in higher interest expense in the event of increases in interest rates.

                  Our ability to make payments on and to refinance our indebtedness and to fund planned capital expenditures will depend on our ability to generate cash in the future. This, to some extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

                  We may need to refinance all or a portion of our indebtedness on or before maturity. We cannot assure that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.

         COVENANT RESTRICTIONS

                  Our credit facility and the indenture governing our outstanding Notes contain restrictive covenants that require us to maintain specified financial ratios and satisfy other financial condition tests. Our ability to meet those financial ratios and tests can be affected by events beyond our control, and we cannot assure you that we will meet those tests. A breach of any of these covenants could result in a default under our credit facility and/or the Notes, the lenders and/or noteholders could elect to declare all of our outstanding indebtedness to be immediately due and payable and terminate all commitments to extend further credit. We cannot be sure that our lenders or the noteholders would waive a default or that we could pay the indebtedness in full if it were accelerated.

         GOVERNMENTAL REGULATIONS; MINIMUM WAGE

                  The Company is subject to certain federal, state and local health, safety and environmental laws and regulations regarding the production, storage and transportation of certain of its products and the disposal of its waste. Certain of the Company's operations and activities, such as water runoff from its production facilities and the use of certain pesticides, are subject to regulation by the United States Environmental Protection Agency (the "EPA") and similar state and local agencies. These agencies may regulate or prohibit the use of such products, procedures or operations, thereby affecting the Company's operations and profitability. In addition, the Company must comply with a broad range of environmental laws and regulations. Additional or more stringent environmental laws and regulations may be enacted in the future and such changes could have a material adverse effect on the Company. The Company uses reclamation water as one of the sources of water for a few of its production facilities. Federal reclamation laws and regulations govern the use and pricing of reclamation water, including availability of subsidized water rates. Changes in the law could have a material adverse effect on the Company.

                  In addition, the Company is subject to the Fair Labor Standards Act as well as various federal, state and local regulations that govern matters such as minimum wage requirements, overtime and working conditions. A large number of the Company's seasonal employees are paid at or slightly above the applicable minimum wage level and, accordingly, changes in such laws and regulations could have a material adverse effect on the Company by increasing its costs.

         MADISON DEARBORN CAPITAL PARTNERS, L.P. OWNS APPROXIMATELY 54% OF THE OUTSTANDING COMMON SHARES OF HINES ON A FULLY DILUTED BASIS.

                  Madison Dearborn Capital Partners, L.P. ("MDCP") owns approximately 54% of the outstanding commons shares of Hines on a fully diluted basis and has sufficient voting power to significantly influence the election of directors and the approval of other actions requiring the approval of our shareholders.

         COMPETITION

                  The wholesale nursery industry is highly competitive. Competition in the nursery products segment of the lawn and garden industry is based principally on the breadth of product offering, consistent product quality and availability, customer service and price. The nursery products segment is highly fragmented. According to the 1997 Census of Agriculture released by the USDA's National Agricultural Statistics Service, the nursery business is comprised of approximately 30,000 primarily small and regionally based growers, with the top 100 growers accounting for approximately 22% of the industry volume. Management believes Hines Nurseries is one of only two growers able to serve every major regional market in North America; the Company's only national competitor being Monrovia Nursery Company. In each of its markets, Hines competes with regional growers such as Color Spot Nurseries, Inc. in the West, Clinton Nurseries in the Northeast, Zelenka Nurseries in the Midwest, Wight Nurseries in the South and many other smaller regional and local growers. Hines Nurseries' key competitive advantages are its ability to provide consistent, high quality products in large volumes, its nationwide distribution and its value-added services.

         DEPENDENCE ON MANAGEMENT

                  The Company's success is largely dependent on the skills, experience and efforts of its senior management. The loss of services of one or more members of the Company's senior management could have a material adverse effect on the Company. The Company does not maintain key-man life insurance policies on any members of management. No members of senior management are bound by non-compete agreements, and if any such members were to depart and subsequently compete with the Company, such competition could have a material adverse effect on the Company.

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

                  In May 2000, the Company entered into an interest rate swap and cap agreement ("interest rate agreement") to hedge $75.0 million of its loan facility. The interest rate agreement effectively changes the Company's exposure on its variable rate interest payments to fixed rate interest payments of 7.13% based on the 3-month LIBOR rate in effect at the beginning of each quarterly period, with a maximum rate of 8%. The interest rate agreement matures in February 2005. At March 31, 2002, the estimated fair value of the interest rate agreement was $5.7 million.

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

                           PART II. OTHER INFORMATION




ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (b) Reports on Form 8-K

         Current Report on form 8-K dated April 10, 2002, setting forth the completion of the sale of all the issued and outstanding shares of Sun Gro Horticulture Canada Ltd. and certain rights and assets of Sun Gro Horticulture, Inc.

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



Date: May 15, 2002