Form 10-Q
period 2002-06-30
HINES HORTICULTURE INC
filed 2002-08-14
CIK 1003515

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

                                   (Mark One)

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                       For the quarter ended June 30, 2002

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

As of July 31, 2002 there were 22,072,549 shares of Common Stock, par value $0.01 per share, outstanding.
================================================================================

                            HINES HORTICULTURE, INC.


                                      INDEX

                          PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements                                          Page No.

         Consolidated Balance Sheets as of
         June 30, 2002 (unaudited) and December 31, 2001                 1

         Consolidated Statements of Operations for the Three Months
         and Six Months Ended June 30, 2002 and 2001 (unaudited)         2

         Consolidated Statements of Cash Flows for the
         Six Months Ended June 30, 2002 and 2001 (unaudited)             3

         Notes to the Consolidated Financial Statements                  4

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                       14

Item 3.  Quantitative and Qualitative Disclosures About Market Risk      30


                           PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders             31


Item 6.  Exhibits and Reports on Form 8-K                                31

         Signatures                                                      32



Note: Items 1, 2, 3 and 5 of Part II are omitted because they are not applicable.


                                  HINES HORTICULTURE, INC.
                                CONSOLIDATED BALANCE SHEETS
                            June 30, 2002 and December 31, 2001
                         (Dollars in thousands, except share data)

                                                               June 30,      December 31,
                                                                2002             2001
                                                             -------------   -------------
                                                              (Unaudited)
ASSETS
------
CURRENT ASSETS:
        Cash                                                 $        288    $          -
        Accounts receivable, net of allowance for
           doubtful accounts of $1,269 and $1,303                  72,190          28,182
        Inventories                                               141,998         164,675
        Prepaid expenses and other current assets                   9,517           2,322
        Assets of discontinued operations                               -          40,134
                                                             -------------   -------------

                                    Total current assets          223,993         235,313
                                                             -------------   -------------

FIXED ASSETS, net of accumulated depreciation
   and depletion of $33,891 and $30,106                           140,628         142,387
DEFERRED FINANCING EXPENSES, net of
   accumulated amortization of $10,642 and $8,357                   8,856           8,317
ASSETS OF DISCONTINUED OPERATIONS                                       -          95,029
DEFFERED INCOME TAX                                                     -           7,727
GOODWILL                                                          121,897         121,371
                                                             -------------   -------------
                                                             $    495,374    $    610,144
                                                             =============   =============

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
        Accounts payable                                     $     13,285    $     12,824
        Accrued liabilities                                        17,436           8,450
        Accrued payroll and benefits                               11,585           7,091
        Accrued interest                                            5,942           2,904
        Long-term debt, current portion                             3,584          43,159
        Borrowings on revolving credit facility                    64,500         100,000
        Liabilities of discontinued operations                          -          37,097
        Deferred income taxes                                      73,024          64,874
                                                             -------------   -------------

                               Total current liabilities          189,356         276,399
                                                             -------------   -------------

LONG-TERM DEBT                                                    178,492         209,639

DERIVATIVE LIABILITY                                                7,406           7,117

DEFERRED INCOME TAXES                                              13,257               -
LIABILITIES OF DISCONTINUED OPERATIONS                                  -          28,244
COMMITMENTS AND CONTINGENCIES                                           -               -
SHAREHOLDERS' EQUITY
        Common Stock
           Authorized - 60,000,000 shares $.01 par value;
           Issued and outstanding - 22,072,549 shares
           at June 30, 2002 and December 31, 2001                     221             221

        Additional paid in capital                                128,781         128,781
        Deficit                                                   (15,408)        (33,282)
        Accumulated other comprehensive loss                       (6,731)         (6,975)
                                                             -------------   -------------

                              Total shareholders' equity          106,863          88,745
                                                             -------------   -------------

                                                             $    495,374    $    610,144
                                                             =============   =============

  The accompanying notes are an integral part of these consolidated financial statements.


                                          Page 1

                                                HINES HORTICULTURE, INC.
                                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                Three Months and Six Months Ended June 30, 2002 and 2001
                                       (Dollars in thousands, except share data)
                                                      (Unaudited)
                                                          Three Months Ended June 30,       Six Months Ended June 30,
                                                             2002            2001            2002             2001
                                                         -------------   -------------   -------------   -------------

Sales, net                                               $    182,146    $    174,181    $    250,869    $    241,938
Cost of goods sold                                             86,221          79,294         120,537         112,008
                                                         -------------   -------------   -------------   -------------

    Gross profit                                               95,925          94,887         130,332         129,930
                                                         -------------   -------------   -------------   -------------

Selling and distribution expenses                              46,765          42,641          67,501          61,894
General and administrative expenses                             7,931           8,682          13,432          13,774
Other operating income                                              -               -          (2,103)              -
Amortization of goodwill                                            -             933               -           1,818
                                                         -------------   -------------   -------------   -------------
    Total operating expenses                                   54,696          52,256          78,830          77,486
                                                         -------------   -------------   -------------   -------------

    Operating income                                           41,229          42,631          51,502          52,444

Other expenses
   Interest                                                     6,751           7,582          13,462          15,770
   Interest rate swap agreement expense (income)                1,777            (472)            763           1,520
   Amortization of deferred financing expenses                  1,131           1,138           2,285           2,277
                                                         -------------   -------------   -------------   -------------
                                                                9,659           8,248          16,510          19,567
                                                         -------------   -------------   -------------   -------------

Income before provision for income taxes,
  discontinued operation, and extraordinary items              31,570          34,383          34,992          32,877

Income tax provision                                           12,947          14,068          14,350          13,452
                                                         -------------   -------------   -------------   -------------

Income from continuing operations                              18,623          20,315          20,642          19,425

(Loss) income from discontinued operations, net of tax         (3,198)          1,757          (1,742)          3,849

Extraordinary item, net of tax benefit                              -               -          (1,026)              -
                                                         -------------   -------------   -------------   -------------

Net income                                               $     15,425    $     22,072    $     17,874    $     23,274
                                                         =============   =============   =============   =============


Basic and diluted earnings per share:

Income per common share from
  continuing operations                                  $       0.84    $       0.92    $       0.93    $       0.88

(Loss) income per common share from
  discontinued operations                                $      (0.14)   $       0.08    $      (0.07)   $       0.17

Extraordinary item                                       $          -    $          -    $      (0.05)   $          -
                                                         -------------   -------------   -------------   -------------
Net income per common share                              $       0.70    $       1.00    $       0.81    $       1.05
                                                         =============   =============   =============   =============

Weighted average shares outstanding--Basic                 22,072,549      22,072,549      22,072,549      22,072,549
                                                         =============   =============   =============   =============
Weighted average shares outstanding--Diluted               22,162,549      22,079,234      22,136,021      22,090,284
                                                         =============   =============   =============   =============

                The accompanying notes are an integral part of these consolidated financial statements.

                                                        Page 2

                               HINES HORTICULTURE, INC.
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                        Six Months Ended June 30, 2002 and 2001
                       (Dollars in thousands, except share data)
                                      (Unaudited)

                                                                 2002         2001
                                                              ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                $  17,874    $  23,274
    Loss (income) from discontinued operations                    1,742       (3,849)
    Adjustments to reconcile net income to
      net cash provided by operating activities -
         Depreciation, depletion and amortization                 4,305        5,974
         Amortization of deferred financing costs                 2,285        2,277
         Interest rate swap agreement expense                       763        1,520
         Gain on sale of assets                                  (2,103)           -
         Extraordinary item (net of tax)                          1,026            -
         Deferred income taxes                                   14,350       13,440
                                                              ----------   ----------
                                                                 40,242       42,636
Change in working capital accounts
    Accounts receivable                                         (44,008)     (43,920)
    Inventories                                                  22,677       16,527
    Prepaid expenses and other current assets                     1,019       (1,587)
    Accounts payable and accrued liabilities                     10,541       20,991
                                                              ----------   ----------
      Change in working capital accounts                         (9,771)      (7,989)
                                                              ----------   ----------

Net cash provided by operating activities                        30,471       34,647

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of fixed assets                                     (3,323)     (12,948)
    Net cash (used in) provided by discontinued operations       (4,320)       4,631
    Proceeds from sale of discontinued operations               123,429            -
    Proceeds from sale of land                                    3,116            -
    Acquisitions, adjusted                                       (1,426)      (8,311)
                                                              ----------   ----------
        Net cash provided by (used in) investing activities     117,476      (16,628)
                                                              ----------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES
    Borrowings on revolving line of credit                       90,432       76,900
    Repayments on revolving line of credit                     (125,932)     (88,900)
    Repayments of long-term debt                               (107,959)      (6,049)
    Deferred financing costs incurred                            (4,200)           -
    Repayments of notes receivables from stock sales                  -           30
                                                              ----------   ----------
        Net cash used in financing activities                  (147,659)     (18,019)
                                                              ----------   ----------

NET INCREASE IN CASH                                                288            -

CASH, beginning of period                                             -            -
                                                              ----------   ----------
CASH, end of period                                           $     288    $       -
                                                              ==========   ==========

Supplemental disclosure of cash flow information:
    Cash paid for interest                                    $  11,674    $  17,774
    Cash paid for income taxes                                $     477    $     404


 The accompanying notes are an integral part of these consolidated financial statements.


                                        Page 3

                            HINES HORTICULTURE, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
                             JUNE 30, 2002 AND 2001
                                   (UNAUDITED)

1.       Description of Business:
         ------------------------

         As of June 30, 2002, Hines Horticulture, Inc. ("Hines" or the "Company"), a Delaware corporation, produces and distributes horticultural products through two operating divisions: (i) its Nursery division, and (ii) its Color division. The Nursery division and Color division make up the green goods business. The green goods business is conducted through Hines Nurseries, Inc. ("Hines Nurseries"), a wholly owned subsidiary of Hines. Hines Nurseries is a leading national supplier of ornamental shrubs, color plants and container-grown plants with commercial nursery facilities located in Arizona, California, Florida, Georgia, New York, Oregon, Pennsylvania, South Carolina and Texas. Hines Nurseries markets its products to retail and commercial customers throughout the United States.

         As of December 31, 2001, the Company also had a third division, the growing media business. The growing media business was conducted through Sun Gro Horticulture, Inc. ("Sun Gro-U.S."), a wholly owned subsidiary of Hines Nurseries, Sun Gro-U.S.'s wholly owned subsidiary, Sun Gro Horticulture Canada Ltd. ("Sun Gro-Canada"), and Sun Gro-Canada's direct and indirect Canadian subsidiaries.

         During December 2001, the Company's Board of Directors approved and authorized management to proceed with a planned sale of Sun Gro Canada and the assets of Sun Gro-U.S. to a Canadian income fund. On March 27, 2002, the Company sold the assets of Sun Gro-U.S. and the stock of Sun Gro Canada, its growing media business, to the Sun Gro Horticulture Income Fund, a newly established Canadian income fund. The assets sold included 14 facilities located across Canada and the United States and control of approximately 50,000 acres of peat bogs in Canada. Hines will no longer harvest, produce or sell peat moss or have the rights to the Sunshine, Parkland Fairway, Black Gold, Lakeland Grower, Alberta Rose, Nature's and Gardener's Gold trade names. Hines received net proceeds of approximately $120,000 from the sale, which were used to pay down outstanding bank debt. The Company recognized a $1,900 loss, net of tax, from the sale of its growing media business for the six months ended June 30, 2002. The Company's current operations consist solely of its Nursery and Color divisions.

         The consolidated financial statements include the accounts of Hines and its wholly owned subsidiaries after elimination of inter-company accounts and transactions. In 2001 the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 144 (Accounting for the Impairment or Disposal of Long-lived Assets), and accordingly, the Company's consolidated financial statements have been restated to reflect the financial position, results of operations and cash flows of the Sun Gro business as "Discontinued Operations." Refer to Note 8 "Guarantor/Non-guarantor Disclosures" for information about the Company's guarantors for the six months ended June 30, 2002.

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

         Accordingly, footnote and other disclosures, which would substantially duplicate the disclosures contained in the Form 10-K, filed on April 1, 2002 by Hines Horticulture, Inc. under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), have been omitted. The financial information herein is not necessarily representative of a full year's operations.

3.       Earnings Per Share:
         -------------------

         Earnings per share are calculated in accordance with SFAS No. 128 (Earnings per Share), which requires the Company to report both basic earnings per share, based on the weighted-average number of common shares outstanding, and diluted earnings per share, based on the weighted-average number of common shares outstanding adjusted to include the potentially dilutive effect of outstanding stock options and warrants. For the six months ended June 30, 2002, the incremental shares related to 440 warrants outstanding resulted in a difference between basic and diluted earnings per share. Additionally, for the six months ended June 30, 2002, shares related to the underlying employee stock options in the amount of 2,213 were excluded from the computation of diluted earnings per share because they would have been anti-dilutive.

4.       Adoption Of Accounting Pronouncements:
         --------------------------------------

         In October 2001, the FASB issued SFAS No. 144 (Accounting for the Impairment or Disposal of Long-Lived Assets). SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes SFAS No. 121 (Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of), and the accounting and reporting provisions of Accounting Principles Board ("APB") Opinion No. 30 (Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions), for the disposal of a segment of a business. SFAS No. 144 shall be effective for financial statements issued for fiscal year beginning after December 15, 2001, but early adoption is encouraged. The Company adopted SFAS No. 144 in 2001.

         Effective January 1, 2001, Hines adopted the provisions of SFAS No. 133, (Accounting for Derivative Instruments and Hedging Activities), as amended. Adopting the provisions of SFAS No. 133 on January 1, 2001 resulted in a cumulative after-tax charge to Accumulated Other Comprehensive Income as of January 1, 2001 of $2,334, representing the fair value of the interest rate agreement, net of tax. This amount is being amortized as interest rate agreement expense over the term of the debt. For the six months ended June 30, 2002, the Company recognized a pre-tax loss of $763 reported as Interest rate swap agreement expense in the Consolidated Statements of Operations related to the change in the fair value of the interest rate agreement.

         For the twelve months ended December 31, 2002, the Company anticipates that $560, net of tax, will be charged to the Other Comprehensive Income account related to the interest rate swap agreement.

5.       Inventories:
         ------------

         Inventories consisted of the following:

                                                        June 30,    December 31,
                                                          2002          2001
                                                       -----------   -----------
         Nursery stock                                 $  132,014    $  155,096
         Material and supplies                              9,984         9,579
                                                       -----------   -----------
         Inventory from continuing operations             141,998       164,675
         Discontinued operations                                -        14,054
                                                       -----------   -----------
         Total inventory                               $  141,998    $  178,729
                                                       ===========   ===========

6.       Comprehensive Income:
         ---------------------

         Comprehensive income includes all changes in equity during a period except those resulting from investments by and distributions to the Company's stockholders. The Company's comprehensive income is composed of cumulative foreign currency translation adjustments and the change in valuation of derivative instruments. The components of comprehensive income during the six months ended June 30, 2002 and 2001, were as follows:

                                                       Six Months Ended June 30,
                                                          2002          2001
                                                       -----------   -----------

         Net income                                    $   17,874    $   23,274
         Cumulative foreign currency
             translation adjustments                          (36)         (216)
         Transaction impact upon
             adoption of FAS 133                                -        (2,334)
         Loss on derivatives
             reclassified to earnings                         280           279
                                                       -----------   -----------
         Comprehensive (loss) income                   $   18,118    $   21,003
                                                       ===========   ===========

7.       New Accounting Pronouncements:
         ------------------------------

         In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141 (Business Combinations) and SFAS No. 142 (Goodwill and Other Intangible Assets). SFAS No. 141, among other things, eliminates the use of the pooling of interests method of accounting for business combinations. Under the provisions of SFAS No. 142, goodwill will no longer be amortized, but will be subject to a periodic test for impairment based upon fair values. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. SFAS No. 142 is effective for the Company beginning January 1, 2002. SFAS No. 142 requires that goodwill be tested annually for impairment using a two-step process.

         The first step is to identify a potential impairment and, in transition, this step must be measured as of the beginning of the fiscal year. However, a company has six months from the date of adoption to complete the first step.

         The second step of the goodwill impairment test measures the amount of the impairment loss (measured as of the beginning of the year of adoption), if any, and must be completed by the end of the Company's fiscal year. The Company's goodwill impairment analysis has not yet been completed. The current estimate of the impairment charge related to goodwill as of January 1, 2002 is in the range of $40,000 to $70,000 before tax, pending completion of the impairment analysis, and is expected to be recorded in the third quarter of the 2002 fiscal year, effective as of January 1, 2002. For the six months ended June 30, 2001 and the year ended December 31, 2001, the Company reported goodwill amortization of $1,818 and $3,686, respectively, excluding discontinued operations. As of June 30, 2002, the Company had $121,897 of goodwill.

         In August 2001, Financial Accounting Standards Board issued SFAS No. 143 (Accounting for Asset Retirement Obligations). SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It would be effective for the Company beginning with its 2003 financial statements. The Company is in the process of evaluating the impact of SFAS No. 143 on its financial statements and will adopt the provisions of this statement in the first quarter of fiscal year 2003.

         In April 2002, Financial Accounting Standards Board issued SFAS No. 145 (Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections). SFAS No. 145 addresses financial accounting and reporting for the extinguishments of debt, leases and intangible assets of motor carriers. It would be effective for the Company beginning with its 2003 financial statements. The Company is in the process of evaluating the impact of SFAS No. 145 on its financial statements and will adopt the provisions of this statement in the first quarter of fiscal year 2003.

8.       Segment Information and Guarantor/Non-guarantor Disclosures:
         ------------------------------------------------------------

         Prior to the sale of the growing media business on March 27, 2002, the Senior Subordinated Notes issued by Hines Nurseries ("the issuer") were guaranteed by Hines ("the parent guarantor") and by certain subsidiaries of Hines including Sun Gro-U.S. After the March 27, 2002 sale of the growing media business, Hines and Enviro-Safe Laboratories, Inc. are the remaining guarantors and such guarantees are full, unconditional and joint and several. Separate financial statements of Hines Nurseries are not presented and Hines Nurseries is not filing separate reports under the Exchange Act because management believes that they would not be material to investors.

         The following consolidating information shows (a) Hines on a parent company basis only as the parent guarantor (carrying its investment in its subsidiary under the equity method), (b) Hines Nurseries as the issuer (carrying its investment in its subsidiary under the equity method), (c) for periods prior to March 27, 2002, Sun Gro-U.S. as subsidiary guarantor (carrying its investment in Sun Gro-Canada under the equity method), (d) for periods prior to March 27, 2002, Sun Gro-Canada and its direct and indirect subsidiaries, as subsidiary non-guarantors, (e) eliminations necessary to arrive at the information for the parent guarantor and its direct and indirect subsidiaries on a consolidated basis and (f) the parent guarantor on a consolidated basis, as follows:

         o Consolidating balance sheets as of June 30, 2002 (unaudited) and December 31, 2001;

         o Consolidating statements of operations for the three months and six months ended June 30, 2002 and 2001 (unaudited); and

         o Consolidating statements of cash flows for the six months ended June 30, 2002 and 2001 (unaudited).


                                            Guarantor / Non-guarantor Disclosures
                                                 Consolidating Balance Sheet
                                                    As of June 30, 2002
                                                   (Dollars in thousands)

                                               ----------------------------------------------------------------------------
                                                               Nursery      Growing Media
                                                               Segment         Segment
                                                                            (Discontinued
                                                                              Operations)
                                               ----------------------------------------------------------------------------
                                                   Hines
                                               Horticulture     Hines
                                                  (Parent     Nurseries        Sun Gro                       Consolidated
                                                Guarantor)     (Issuer)      Horticulture    Eliminations        Total
                                               ----------------------------------------------------------------------------
     ASSETS
     ------
Current assets:
    Cash                                         $         -   $      288    $        -      $       -         $      288
    Accounts receivable, net                               -       72,190             -              -             72,190
    Inventories                                            -      141,998             -              -            141,998
    Prepaid expenses and other current assets              -        9,517         8,214         (8,214)             9,517
    Deferred income taxes                                  -            -             -              -                  -
                                               ----------------------------------------------------------------------------
              Total current assets               $         -   $  223,993    $    8,214      $  (8,214)        $  223,993
                                               ----------------------------------------------------------------------------

Fixed assets, net                                          -      140,628             -              -            140,628
Deferred financing expenses, net                           -        8,856             -              -              8,856
Goodwill, net                                              -      121,897             -              -            121,897
Deferred income taxes                                  2,922       28,417             -        (31,339)                 -
Investments in subsidiaries                          111,773            -             -       (111,773)                 -
                                               ----------------------------------------------------------------------------
                                                 $   114,695   $  523,791    $    8,214     $ (151,326)        $  495,374
                                               ============================================================================
    LIABILITIES AND SHAREHOLDERS' EQUITY
    ------------------------------------

Current liabilities:
    Accounts payable                             $         -   $   13,285    $        -      $       -         $   13,285
    Accrued liabilities                                    -       17,436         8,214         (8,214)            17,436
    Accrued payroll and benefits                           -       11,585             -              -             11,585
    Accrued interest                                       -        5,942             -              -              5,942
    Long-term debt, current portion                        -        3,584             -              -              3,584
    Borrowings on revolving credit facility                -       64,500             -              -             64,500
    Deferred income taxes                                  -       73,024             -              -             73,024
    Intercompany accounts                              7,832       (7,832)            -              -                  -
                                               ----------------------------------------------------------------------------
              Total current liabilities                7,832      181,524         8,214         (8,214)           189,356
                                               ----------------------------------------------------------------------------

Long-term debt                                             -      178,492             -              -            178,492
Derivative liability                                       -        7,406             -              -              7,406
Deferred income taxes                                      -       44,596             -        (31,339)            13,257
Shareholders' equity
    Common stock                                         221       17,971             -        (17,971)               221
    Additional paid in capital                       128,781       21,362             -        (21,362)           128,781
    Retained earnings (deficit)                      (15,408)      73,935             -        (73,935)           (15,408)
    Accumulated other comprehensive loss              (6,731)      (1,495)            -          1,495             (6,731)
                                               ----------------------------------------------------------------------------
              Total shareholders' equity             106,863      111,773             -       (111,773)           106,863
                                               ----------------------------------------------------------------------------
                                                 $   114,695   $  523,791    $    8,214     $ (151,326)        $  495,374
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

       ASSETS
       ------

Current assets:
    Cash                                         $         -   $        -    $        -     $        -         $        -
    Accounts receivable, net                               -       28,182        22,878              -             51,060
    Inventories                                            -      164,675        14,054              -            178,729
    Prepaid expenses and other current assets              -        2,322         3,202              -              5,524
    Deferred income taxes                                  -            -           384           (384)                 -
                                               ----------------------------------------------------------------------------
                     Total current assets        $         -   $  195,179    $   40,518     $     (384)        $  235,313
                                               ----------------------------------------------------------------------------

Fixed assets, net                                          -      150,638        67,651              -            218,289
Deferred financing expenses, net                         250        8,067             -              -              8,317
Goodwill, net                                              -      121,371        19,127              -            140,498
Deferred income taxes                                    253       28,417         3,153        (24,096)             7,727
Investments in subsidiaries                           96,038        4,115        12,308       (112,461)                 -
                                               ----------------------------------------------------------------------------
                                                 $    96,541   $  507,787    $  142,757     $ (136,941)        $  610,144
                                               ============================================================================

    LIABILITIES AND SHAREHOLDERS' EQUITY
    ------------------------------------

Current liabilities:
    Accounts payable                             $         -   $   12,824    $    5,840     $        -         $   18,664
    Accrued liabilities                                    -        8,450           879              -              9,329
    Accrued payroll and benefits                           -        7,091         2,139              -              9,230
    Accrued interest                                       -        2,904             -              -              2,904
    Long-term debt, current portion                        -       43,159        21,113              -             64,272
    Borrowings on revolving credit facility                -      100,000             -              -            100,000
    Deferred income taxes                                  -       64,874         7,510           (384)            72,000
    Intercompany accounts                              7,796      (58,993)       51,197              -                  -
                                               ----------------------------------------------------------------------------
                Total current liabilities              7,796      180,309        88,678           (384)           276,399
                                               ----------------------------------------------------------------------------

Long-term debt                                             -      209,639        15,959              -            225,598
Interest rate swap agreement                               -        7,117             -              -              7,117
Deferred income taxes                                      -       20,943        15,438        (24,096)            12,285
Shareholders' equity
    Common stock                                         221       17,971        15,914        (33,885)               221
    Additional paid in capital                       128,781       21,362         7,666        (29,028)           128,781
    Retained earnings (deficit)                      (33,282)      52,221         4,302        (56,523)           (33,282)
    Accumulated other comprehensive loss              (6,975)      (1,775)       (5,200)         6,975             (6,975)
                                               ----------------------------------------------------------------------------
               Total shareholders' equity             88,745       89,779        22,682       (112,461)            88,745
                                               ----------------------------------------------------------------------------

                                                 $    96,541   $  507,787    $  142,757     $ (136,941)        $  610,144
                                               ============================================================================



                                     Guarantor / Non-guarantor Disclosures - (Continued)
                                            Consolidating Statement of Operations
                                        For the six month period ended June 30, 2002
                                                   (Dollars in thousands)

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
                                                  (Parent       Nurseries      Sun Gro                       Consolidated
                                                Guarantor)       (Issuer)    Horticulture    Eliminations        Total
                                               ----------------------------------------------------------------------------

    Sales, net                                   $         -   $  250,869    $   31,150     $   (1,583)        $  280,436
    Cost of goods sold                                     -      120,537        16,929         (1,583)           135,883
                                               ----------------------------------------------------------------------------
        Gross Profit                                       -      130,332        14,221              -            144,553
    Operating expenses                                 6,259       88,157       (13,954)             -             80,462
                                               ----------------------------------------------------------------------------
        Operating income                              (6,259)      42,175        28,175              -             64,091
                                               ----------------------------------------------------------------------------
    Other expenses:
       Interest                                            -       14,184           528              -             14,712
       Interest - intercompany                             -         (722)          722              -                  -
       Amortization of deferred financing
          expenses, other                            (21,464)      (4,655)            -         29,167              3,048
                                               ----------------------------------------------------------------------------
                                                     (21,464)       8,807         1,250         29,167             17,760
                                               ----------------------------------------------------------------------------

    Income (loss) before provision for income taxes   15,205       33,368        26,925        (29,167)            46,331
    Income tax (benefit) provision                    (2,669)      10,628        19,472              -             27,431
                                               ----------------------------------------------------------------------------
    Net income before extraordinary item              17,874       22,740         7,453        (29,167)            18,900
    Extraordinary item                                     -        1,026             -              -              1,026
                                               ----------------------------------------------------------------------------
    Net income                                   $    17,874   $   21,714    $    7,453     $  (29,167)        $   17,874
                                               ============================================================================




                                      Guarantor / Non-guarantor Disclosures - Continued
                                            Consolidating Statement of Operations
                                       For the three month period ended June 30, 2002
                                                   (Dollars in thousands)

                                               ----------------------------------------------------------------------------
                                                               Nursery      Growing Media
                                                               Segment         Segment
                                                                            (Discontinued
                                                                              Operations)
                                               ----------------------------------------------------------------------------
                                                   Hines
                                               Horticulture       Hines
                                                  (Parent       Nurseries      Sun Gro                       Consolidated
                                                Guarantor)       (Issuer)    Horticulture    Eliminations        Total
                                               ----------------------------------------------------------------------------
    Sales, net                                   $         -   $  182,146    $        -     $        -         $  182,146
    Cost of goods sold                                     -       86,221             -              -             86,221
                                               ----------------------------------------------------------------------------
        Gross Profit                                       -       95,925             -              -             95,925
    Operating expenses                                     -       54,696         5,200              -             59,896
                                               ----------------------------------------------------------------------------
        Operating income                                   -       41,229        (5,200)             -             36,029
                                               ----------------------------------------------------------------------------

    Other expenses:
       Interest                                            -        7,765             -              -              7,765
       Interest - intercompany                             -            -             -              -                  -
       Amortization of deferred financing
          expenses, other                            (15,378)       4,979             -         12,293              1,894
                                               ----------------------------------------------------------------------------
                                                     (15,378)      12,744             0         12,293              9,659
                                               ----------------------------------------------------------------------------

    Income before provision for income taxes          15,378       28,485        (5,200)       (12,293)            26,370
    Income tax provision                                 (47)      12,994        (2,002)             -             10,945
                                               ----------------------------------------------------------------------------
    Net income                                   $    15,425   $   15,491    $   (3,198)    $  (12,293)        $   15,425
                                               ============================================================================




                                     Guarantor / Non-guarantor Disclosures - (Continued)
                                            Consolidating Statement of Operations
                                        For the six month period ended June 30, 2001
                                                   (Dollars in thousands)

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
                                                  (Parent     Nurseries        Sun Gro                       Consolidated
                                                Guarantor)     (Issuer)      Horticulture    Eliminations        Total
                                               ----------------------------------------------------------------------------

    Sales, net                                   $         -   $  241,938    $   78,748     $  (15,159)        $  305,527
    Cost of goods sold                                     -      112,008        49,885        (15,159)           146,734
                                               ----------------------------------------------------------------------------
        Gross Profit                                       -      129,930        28,863              -            158,793
    Operating expenses                                     -       77,486        17,923              -             95,409
                                               ----------------------------------------------------------------------------
        Operating income                                   -       52,444        10,940              -             63,384
                                               ----------------------------------------------------------------------------
    Other expenses:
       Interest                                            -       17,834         2,246              -             20,080
       Interest - intercompany                             -       (2,064)        2,064              -                  -
       Amortization of deferred financing
          expenses, other                            (23,162)        (325)            -         27,284              3,797
                                               ----------------------------------------------------------------------------
                                                     (23,162)      15,445         4,310         27,284             23,877
                                               ----------------------------------------------------------------------------

    Income (loss) before provision for income taxes   23,162       36,999         6,630        (27,284)            39,507
    Income tax (benefit) provision                      (112)      13,564         2,781              -             16,233
                                               ----------------------------------------------------------------------------
    Net income                                   $    23,274   $   23,435    $    3,849     $  (27,284)        $   23,274
                                               ============================================================================




                                      Guarantor / Non-guarantor Disclosures - Continued
                                            Consolidating Statement of Operations
                                       For the three month period ended June 30, 2001
                                                   (Dollars in thousands)

                                               ----------------------------------------------------------------------------
                                                               Nursery      Growing Media
                                                               Segment         Segment
                                                                            (Discontinued
                                                                              Operations)
                                               ----------------------------------------------------------------------------
                                                   Hines
                                               Horticulture     Hines
                                                  (Parent     Nurseries        Sun Gro                       Consolidated
                                                Guarantor)     (Issuer)      Horticulture    Eliminations        Total
                                               ----------------------------------------------------------------------------
    Sales, net                                   $         -   $  174,181    $   35,921     $   (5,328)        $  204,774
    Cost of goods sold                                     -       79,294        21,783         (5,328)            95,749
                                               ----------------------------------------------------------------------------
        Gross Profit                                       -       94,887        14,138              -            109,025   -
    Operating expenses                                     -       52,256         9,049              -             61,305
                                               ----------------------------------------------------------------------------
        Operating income                                   -       42,631         5,089              -             47,720
                                               ----------------------------------------------------------------------------

    Other expenses:
       Interest                                            -        8,515         1,065              -              9,580
       Interest - intercompany                             -         (933)          933              -                  -
       Amortization of deferred financing
          expenses, other                            (22,016)      (1,227)        2,114         21,795                666
                                               ----------------------------------------------------------------------------
                                                     (22,016)       6,355         4,112         21,795             10,246
                                               ----------------------------------------------------------------------------

    Income before provision for income taxes          22,016       36,276           977        (21,795)            37,474
    Income tax provision                                 (56)      14,124         1,334              -             15,402
                                               ----------------------------------------------------------------------------
    Net income                                   $    22,072   $   22,152    $     (357)    $  (21,795)        $   22,072
                                               ============================================================================





                                      Guarantor / Non-guarantor Disclosures - Continued
                                            Consolidating Statement of Cash Flows
                                           For the six months ended June 30, 2002
                                                   (Dollars in thousands)


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
                                                  (Parent       Nurseries      Sun Gro                       Consolidated
                                                Guarantor)       (Issuer)    Horticulture    Eliminations        Total
                                               ----------------------------------------------------------------------------

Cash provided by (used in) operating activities  $         -   $   26,049    $   (2,233)    $        -         $   23,816
                                               ----------------------------------------------------------------------------

Cash flows from investing activities:
     Purchase of fixed assets, net                         -       (3,323)       (2,503)             -             (5,826)
     Sales proceeds                                        -        3,116       127,338              -            130,454
     Acquisitions, adjusted                                -         (526)            -              -               (526)
                                               ----------------------------------------------------------------------------
         Net cash (used in) provided by
            investing activities                           -         (733)      124,835              -            124,102
                                               ----------------------------------------------------------------------------

Cash flows from financing activities:
     Repayments on revolving line of credit                -      (35,500)            -              -            (35,500)
     Intercompany advances (repayments)                    -       92,840       (92,840)             -                  -
     Repayments of long-term debt                          -      (95,959)      (12,000)             -           (107,959)
     Deferred financing costs                              -       (4,200)            -              -             (4,200)
     Dividends received (paid)                             -       17,791       (17,791)             -                  -
                                               ----------------------------------------------------------------------------
         Net cash used in financing activities             -      (25,028)     (122,631)             -           (147,659)
                                               ----------------------------------------------------------------------------

     Effect of exchange rate changes on cash
            and cash equivalents                           -            -            29              -                 29
                                               ----------------------------------------------------------------------------

Net increase in cash                                       -          288             -              -                288
Cash, beginning of year                                    -            -             -              -                  -
                                               ----------------------------------------------------------------------------
Cash, end of period                              $         -   $      288    $        -     $        -         $      288
                                               ============================================================================


                                                          Page 13a

                                      Guarantor / Non-guarantor Disclosures - Continued
                                            Consolidating Statement of Cash Flows
                                           For the six months ended June 30, 2001
                                                   (Dollars in thousands)

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
                                                  (Parent       Nurseries      Sun Gro                       Consolidated
                                                Guarantor)       (Issuer)    Horticulture    Eliminations        Total
                                               ----------------------------------------------------------------------------

Cash provided by operating activities            $        -    $   34,647    $    8,881     $        -         $   43,528
                                               ----------------------------------------------------------------------------

Cash flows from investing activities:
     Purchase of fixed assets, net                        -       (12,948)       (1,801)             -            (14,749)
     Proceds from sales of fixed assets                   -             -            70              -                 70
     Acquisitions, adjusted                               -        (8,311)            -              -             (8,311)
                                               ----------------------------------------------------------------------------
         Net cash used in investing activities            -       (21,259)       (1,731)             -            (22,990)
                                               ----------------------------------------------------------------------------

Cash flows from financing activities:
     Repayments on revolving line of credit               -       (12,000)            -              -            (12,000)
     Intercompany advances (repayments)                 (30)        3,418        (3,388)             -                  -
     Repayments of long-term debt                         -        (6,049)       (3,035)             -             (9,084)
     Dividends received (paid)                            -         1,243        (1,243)             -                  -
     Repayments of notes receivables from
            stock sales                                  30             -             -              -                 30
                                               ----------------------------------------------------------------------------
         Net cash used in financing activities            -       (13,388)       (7,666)             -            (21,054)
                                               ----------------------------------------------------------------------------

     Effect of exchange rate changes on cash
            and cash equivalents                          -             -           516              -                516
                                               ----------------------------------------------------------------------------

Net decrease in cash                                      -             -             -              -                  -
Cash, beginning of year                                   -             -             -              -                  -
                                               ----------------------------------------------------------------------------
Cash, end of period                              $        -    $        -    $        -     $        -         $        -
                                               ============================================================================



                                                          Page 13b

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

               ACQUISITIONS. In the three years ended December 31, 2001, the Company completed, in connection with its nursery business, one acquisition in 1999 and two acquisitions in 2000, all of which have been accounted for under the purchase method. Accordingly, the purchase prices were allocated to certain assets and liabilities based on their respective fair market values. The excess of the purchase price over the estimated fair market value of the net assets acquired relating to each transaction was accounted for as goodwill. Beginning January 1, 2002, goodwill will no longer be amortized, but will be subject to a periodic test for impairment based upon fair values. Refer to Note 7 "New Accounting Pronouncements" for information on the goodwill impairment testing.

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

               As a result of the Company's ability to deduct its growing costs under the farming exception, the Company has generally not been required to pay cash income taxes and has generated net operating losses for federal income tax purposes. If the Company's ability to use the cash method of accounting for federal income tax purposes was limited or eliminated, the Company's cash income tax payments could increase significantly. At December 31, 2001, the Company had approximately $51.6 million in net operating loss carryforwards for federal income tax reporting purposes. As a result of the sale of the Sun Gro business, the Company expects to utilize a significant amount of these net operating loss carryforwards in 2002 for federal income tax reporting purposes. As a result, the Company anticipates it will pay cash income taxes for federal purposes in the future. The Company is currently paying cash income taxes for state income tax purposes in certain states due to the differing rules regarding the carryforward of net operating losses.

               At June 30, 2002, the Company has a current liability for deferred income taxes of $73,024. Because the majority of the items to which this liability relates are comprised of current assets and current liabilities in the balance sheet (such as inventory, accounts receivable, accounts payable, etc.) this deferred tax item is also characterized as current. The classification of this liability as a current item does not mean that it will be paid within the next year.

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

               SALES RETURNS AND ALLOWANCES: Amounts accrued for sales returns and allowances are maintained at a level believed adequate by management to absorb probable losses in the trade receivable due to sales discounts and allowances. The provision rate is established by management using the following criteria: past sales returns experience, current economic conditions and other relevant factors. The rate is re-evaluated on a quarterly basis. The allowance is increased by provisions for sales discounts and allowances charged against income. The Company records revenue, net of sales discounts and allowances, when the risk of ownership is transferred to the customer. Allowances are provided at the time of revenue is recognized in accordance with SFAS No. 48 (Revenue Recognition When Right of Return Exists).

               ALLOWANCE FOR DOUBTFUL ACCOUNTS: The allowance for bad debts is maintained at a level believed by management to adequately reflect the probable losses in the trade receivables due to customer defaults, insolvencies or bankruptcies.

               The provision is established by management using the following criteria: customer credit history, customer current credit rating and other relevant factors. The provision is re-evaluated on a quarterly basis. The allowance is increased by provisions to bad debt expense charged against income.

               All recoveries on trade receivables previously charged off are credited to the accounts receivable recovery account charged against income, while direct charge-offs of trade receivables are deducted from the allowance.

               ACCOUNTING FOR GOODWILL IMPAIRMENT: Beginning January 1, 2002, under the provisions of SFAS No. 142, goodwill will no longer be amortized, but will be subject to a periodic test for impairment based upon fair values. SFAS No. 142 requires that goodwill be tested annually for impairment using a two-step process. The first step is to identify a potential impairment and, in transition, this step must be measured as of the beginning of the fiscal year. However, a company has six months from the date of adoption to complete the first step.

               The second step of the goodwill impairment test measures the amount of the impairment loss (measured as of the beginning of the year of adoption), if any, and must be completed by the end of the Company's fiscal year. The goodwill impairment analysis has not yet been completed. The current estimate of the impairment charge related to goodwill as of January 1, 2002 is in the range of $40.0 million to $70.0 million before tax, pending completion of the impairment analysis, and is expected to be recorded in the third quarter of the 2002 fiscal year, effective as of January 1, 2002. For the six months ended June 30, 2001 and the year ended December 31, 2001, the Company reported goodwill amortization of $1.8 million and $3.7 million respectively, excluding discontinued operations. As of June 30, 2002, the Company had $121.9 million of goodwill.

         RESULTS OF OPERATIONS

         THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001

               NET SALES. Net sales of $182.1 million for the three months ended June 30, 2002 increased $7.9 million, or 4.5%, from net sales of $174.2 million for the comparable period in 2001 due primarily to strong sales across the board in the West with somewhat weaker early spring sales in the East and Midwest. The Eastern part of the country experienced weather extremes during the second quarter, going from drought conditions in April to virtually constant rain in early to mid-May. However, as the weather finally improved in June, consumers in the East and Midwest purchased green goods reflecting pent up demand for lawn and garden products. In addition, given Kmart's uncertain financial situation, the Company reduced its second quarter sales to the large retailer by approximately $4.8 million from the second quarter of 2001.

               GROSS PROFIT. Gross profit of $95.9 million for the three months ended June 30, 2002 increased $1.0 million, or 1.1%, from gross profit of $94.9 million for the comparable period in 2001 primarily due to the higher sales as discussed above. As a percent of net sales, gross margins decreased to 52.7% from 54.5% of net sales mainly due to lower sales in our southeast markets, which typically carry higher margins, and increased scrap rates primarily related to lower Kmart sales.

               SELLING AND DISTRIBUTION EXPENSES. Selling and distribution expenses of $46.8 million for the three months ended June 30, 2002 increased $4.2 million, or 9.9%, from $42.6 million for the comparable period in 2001. The increase was primarily due to the higher sales, additional sales and merchandising personnel in place to support the peak spring selling season and higher distribution costs. Distribution costs increased significantly as the Company completed its transition to a unitized delivery mode for many of its nursery products, and expedited product shipments across the country to meet improved retail demand as the weather improved.

               GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses of $7.9 million for the three months ended June 30, 2002 decreased $0.8 million, or 9.2%, from $8.7 million for the comparable period in 2001. The decrease is primarily attributable to efforts by the Company to reduce costs, improve efficiencies and consolidate many of its operational activities.

               OPERATING INCOME. Operating income of $41.2 million for the three months ended June 30, 2002 decreased $1.4 million, or 3.3%, from $42.6 million for the comparable period in 2001 primarily due to the higher selling and distribution expenses as discussed above. As a percentage of net sales, operating income decreased to 22.6% from 24.5% due primarily to the lower gross margins and the higher selling and distribution expenses as discussed above.

               OTHER EXPENSES. Other expenses of $9.7 million for the three months ended June 30, 2002 increased $1.5 million, or 18.3%, from $8.2 million for the comparable period in 2001. The increase was primarily attributable to a charge of $1.8 million, reflecting a mark-to-market adjustment for the Company's $75.0 million interest rate swap agreement. This adjustment arose from a change in the swap's valuation since the previous quarter end, which is based on long-term interest rate expectations. By contrast, the swap related adjustment for the comparable period in 2001 resulted in income of $0.5 million. The mark-to-market charge was offset somewhat by lower interest expense of $0.8 million, which resulted from using the net proceeds from the sale of the Sun Gro business and of the sale of an additional 22.5 acres of land to reduce debt. As a result of the debt reduction, interest expense is expected to be lower during the remainder of 2002 when compared to 2001.

               PROVISION FOR INCOME TAXES. The Company's effective income tax rate was 41.0% and 40.9% for the three months ended June 30, 2002 and 2001, respectively.

               INCOME FROM CONTINUING OPERATIONS. Net income from continuing operations of $18.6 million for the three months ended June 30, 2002 decreased $1.7 million from net income of $20.3 million for the comparable period in 2001. The decrease was primarily due to lower operating income and higher other expenses as discussed above.

               (LOSS) INCOME FROM DISCONTINUED OPERATIONS. The loss from discontinued operations of $3.2 million reflects adjustments to the sale of the Sun Gro business reported in the first quarter. The adjustments result from changes in estimates related to working capital adjustments, which occurred subsequent to the sale.

               NET INCOME. Net income decreased to $15.4 million for the three months ended June 30, 2002 compared to $22.1 million in the comparable period in 2001 due to the lower income from continuing operations and the loss from discontinued operations as discussed above.

         SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO SIX MONTHS
         ENDED JUNE 30, 2001

               NET SALES. Net sales of $250.9 million for the six months ended June 30, 2002 increased $9.0 million, or 3.7%, from net sales of $241.9 million for the comparable period in 2001 due primarily to strong sales in the Company's northeast and southwest markets. This was somewhat offset by sluggish sales in the southeast markets due to the late emergence of spring in those markets. Sales in the Company's northeast color region were strong due to the impact of newly established store service programs. These programs enable us to offer a broader selection of green goods and streamline ordering and in-store merchandising activities with our customers. In addition, given Kmart's uncertain financial situation, the Company reduced its six months ended June 30, 2002 sales to the large retailer by approximately $6.4 million from the six months ended June 30, 2001.

               GROSS PROFIT. Gross profit of $130.3 million for the six months ended June 30, 2002 increased $0.4 million, or 0.3%, from gross profit of $129.9 million for the comparable period in 2001. As a percent of net sales, gross margins decreased to 52.0% from 53.7% of net sales mainly due to the lower sales in our southeast markets, which typically carry higher margins, and increased scrap rates primarily related to the lower Kmart sales.

               SELLING AND DISTRIBUTION EXPENSES. Selling and distribution expenses of $67.5 million for the six months ended June 30, 2002 increased $5.6 million, or 9.0%, from $61.9 million for the comparable period in 2001. The increase was primarily due to the higher sales, additional sales and merchandising personnel in place to support the peak spring selling season and higher distribution costs. Distribution costs increased significantly as the Company transitioned to a unitized delivery mode for many of its nursery products, and expedited product shipments across the country to meet surges in retail demand as the weather improved.

               GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses of $13.4 million for the six months ended June 30, 2002 decreased $0.4 million, or 2.9%, from $13.8 million for the comparable period in 2001. The decrease is primarily attributable to efforts by the Company to reduce costs, improve efficiencies and consolidate many of its operational activities.

               OTHER OPERATING INCOME. Other operating income of $2.1 million for the six months ended June 30, 2002 represents primarily the net gain from the sale of our property in Hillsboro, Oregon.

               OPERATING INCOME. Operating income of $51.5 million for the six months ended June 30, 2002 decreased $0.9 million, or 1.7%, from $52.4 million for the comparable period in 2001. As a percentage of net sales, operating income decreased to 20.5% from 21.7% due primarily to the lower gross margins and the higher distribution costs as discussed above.

               OTHER EXPENSES. Other expenses of $16.5 million for the six months ended June 30, 2002 decreased $3.1 million, or 15.8%, from $19.6 million for the comparable period in 2001. The decrease was primarily attributable to lower interest expenses and a mark-to-market charge of $0.8 million relating to the Company's $75 million interest rate swap agreement as compared to a charge of $1.5 million for the comparable period in 2001. This adjustment results from the quarterly change in the swap's valuation, which is based on long-term interest rate expectations. As a result of the Company using the net proceeds from the sale of the Sun Gro business and of the sale of an additional 22.5 acres of land to reduce debt, interest expense is expected to be lower during the remainder of 2002 when compared to 2001.

               PROVISION FOR INCOME TAXES. The Company's effective income tax rate was 41.0% and 40.9% for the six months ended June 30, 2002 and 2001, respectively.

               INCOME FROM CONTINUING OPERATIONS. Net income from continuing operations of $20.6 million for the six months ended June 30, 2002 increased $1.2 million from net income of $19.4 million for the comparable period in 2001. The increase was primarily due to Other Expense, as discussed above.

               (LOSS) INCOME FROM DISCONTINUED OPERATIONS. The net loss from discontinued operations of $1.7 million includes a loss of $1.9 million, net of tax, from the sale of the Sun Gro business and net income of $0.2 million from the operations of Sun Gro through the date of sale.

               EXTRAORDINARY ITEM. The extraordinary item of $1.0 million, net of tax, represents the write-off of unamortized financing costs resulting from the early extinguishment of debt which occurred as a result of using the net proceeds received from the sale of the Sun Gro business to pay down outstanding debt before its maturity.

               NET INCOME. Net income decreased to $17.9 million for the six months ended June 30, 2002 compared to $23.3 million in the comparable period in 2001 primarily due to the loss from discontinued operations and the extraordinary item as discussed above.

         LIQUIDITY AND CAPITAL RESOURCES

                  The Company has historically satisfied its working capital requirements through operating cash flow and seasonal borrowings under its revolving credit facilities. Due to the highly seasonal nature of its operations, the Company historically borrows under its revolving credit facilities to fund peak needs.

                  On March 27, 2002, the Company completed the sale of the Sun Gro business and received net proceeds of approximately $120.0 million, which were used to pay down outstanding bank debt. In addition, the Company completed the sale of 22.5 acres of land located in Hillsboro, Oregon in March 2002, and used the net proceeds of approximately $2.9 million to pay down outstanding bank debt.

         The Company used $107.9 million of the proceeds from the sale of the Sun Gro business and the sale of land to reduce long-term debt with the remaining amount of $15.0 million used to reduce the amount outstanding under its working capital revolver.

                  The Company's net debt position (short and long term-debt) at June 30, 2002 was $246.6 million compared to net debt of $389.9 million at December 31, 2001, which included long-term debt from discontinued operations. The decrease in debt compared to December 31, 2001 was due to the Company using the net proceeds from the sale of the Sun Gro business and the sale of 22.5 acres in Hillsboro, Oregon to reduce debt.

                  Net cash provided by operating activities was $30.5 million for the six months ended June 30, 2002 compared to $34.6 million for the comparable period in 2001. Because the Company's working capital improvement plan began in 2001, the 2001 comparable period was favorably impacted by a one-time improvement relating to a change in accounts payable and accrued liabilities. As part of the plan, the Company sought and obtained extended payment terms from a significant number of vendors. These factors thereby increased its accounts payable and accrued liabilities amounts for the six months ended June 30, 2001.

                  The seasonal nature of the Company's operations results in a significant increase in certain components of working capital (primarily accounts receivable and inventory) during the growing and selling cycles. As a result, operating activities during the first and fourth quarters use significant amounts of cash, and in contrast, operating activities for the second and third quarters generate substantial cash as the Company ships inventory and collects accounts receivable.

                  Net cash provided by investing activities was $117.5 million for the six months ended June 30, 2002 compared to a net use of cash of $16.6 million for the comparable period in 2001. The increase was primarily due to the proceeds received from the sale of the Sun Gro business and the sale of the Oregon property.

                  Net cash used in financing activities was $147.7 million for the six months ended June 30, 2002 compared to $18.0 million for the comparable period in 2001. The increase in net cash used was primarily related to the use of the proceeds from the sale of the Sun Gro business and the sale of the Oregon property to pay down outstanding bank debt in the amount of $107.9 million and to pay financing costs of $4.2 million.

                  The Company typically draws under its revolving credit facilities in the first and fourth quarters to fund its seasonal inventory buildup of green goods products and seasonal operating expenses. Approximately 74% of the Company's sales of nursery products occur in the first half of the year, generally allowing the Company to reduce borrowings under its revolving credit facilities in the second and third quarters. On August 9, 2002, the Company had unused borrowing capacity of $61.8 million under its $115.0 million working capital revolver facility within the Amended Senior Credit Facility. In addition, the Company had fully repaid its $30.0 million seasonal revolver facility which can only be utilized between February 1 and June 15.

         The Company's capital expenditures were approximately $3.3 million for the six months ended June 30, 2002 and included the continued implementation of our ERP information system, the completion of acreage expansion plans at our South Carolina facility which we began in 2001 and the purchase of nursery related structures, machinery and equipment. The Company's capital expenditures for 2002 are expected to be approximately $8.0 to $9.0 million.

                  The Company's primary sources of liquidity are funds generated by operations and borrowings under its Amended Senior Credit Facility, which matures on December 31, 2004, as amended. As at June 30, 2002, this facility is comprised of a $115.0 million working capital revolver, a $30.0 million seasonal revolving loan commitment, which can only be utilized for the period between February 1 and June 15, a New Term Loan in the amount of $51.4 million and a Tranche B Term Loan in the amount of $51.1 million. Borrowings under the Amended Senior Credit Facility are secured by substantially all the Company's assets. The Amended Senior Credit Facility places various restrictions on the Company, including, but not limited to, limitations on the Company's ability to incur additional debt, limitations on capital expenditures and limitations on dividends the Company can pay to shareholders. The Amended Senior Credit Facility requires the Company to meet specific covenants and financial ratios. At the Company's option, the interest rate on the loans under the Amended Senior Credit Facility may be base rate loans, which is the higher of the prime rate or the rate which is 1/2 of 1% in excess of the federal funds effective rate, or Eurodollar rate loans.

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

                  Eurodollar rate loans under the working capital revolving loan and the New Term Loan bear interest at the Eurodollar rate plus an additional amount that ranges from 2.00% to 4.00%, depending on the Company's consolidated leverage ratio. Eurodollar rate loans under the seasonal working capital revolver bear interest at the Eurodollar rate plus 3.25% and under the Tranche B Term Loan at the Eurodollar rate plus an additional amount between 3.75% and 4.00%, depending on the Company's consolidated leverage ratio. Currently, the applicable margin for Eurodollar rate loans is (i) 3.50% for working capital revolving loans, (ii) 3.50% for the New Term Loan and (iii) 3.75% for the Tranche B Term Loan.

                  Principal repayments due under the Company's Amended Senior Credit Facility total $17.5 million in 2003 and $84.9 million in 2004. The expiration of the Company's seasonal working capital facility has been extended to June 15, 2004. Madison Dearborn Capital Partners, L.P. ("MDCP"), our principal shareholder, provided a guarantee for the extension of the $30 million seasonal revolving loan commitment under the Amended Senior Credit Facility.

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

                  In addition, Hines Nurseries (the issuer and our wholly owned subsidiary) has outstanding $78.0 million of Senior Subordinated Notes (the "Notes") due October of 2005.

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

                  The Notes currently bear interest at 12.75% per annum, and the indenture pursuant to which the Notes were issued imposes a number of restrictions on our operating subsidiaries, including their ability to incur additional indebtedness, to make certain restricted payments (including dividends to the Company), to make certain asset dispositions, to incur additional liens and to enter into significant transactions. A breach of a material term of the indenture for the Notes or other material indebtedness that results in the acceleration of the indebtedness under the Notes also constitutes an event of default under the Amended Senior Credit Facility. In addition, the Company is obligated to pay a premium at maturity equal to 5.00% of the principal amount of the Notes to be repaid. The Company is accreting this premium over the term of the maturity of the Notes as additional interest expense. At June 30, 2002, the amount of the premium was $1.4 million and, based on the $78.0 million of Notes outstanding, is expected to be $3.9 million upon maturity.

                  At June 30, 2002, the Company had the following contractual obligations (payments due by period, in millions):

                                   2002      2003      2004     2005      Total
                                  -------  -------   -------   -------   -------
       Tranche B Term Loan        $     -  $     -   $  51.1   $     -   $  51.1
       New Term Loan                    -     17.5      33.8         -      51.3
       Senior Subordinated Notes        -        -         -      81.9      81.9
       Other obligations              0.1      0.1         -         -       0.2
                                  -------  -------   -------   -------   -------
       Total                      $   0.1  $  17.6   $  84.9   $  81.9   $ 184.5
                                  =======  =======   =======   =======   =======

                  Hines does not have any off balance sheet financing or any financial arrangements with any related parties, except for operating leases, which are disclosed in the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K.

                  In our opinion, cash generated by operations and from borrowings available under the Amended Senior Credit Facility will be sufficient to meet the Company's anticipated working capital, capital expenditures and debt service requirements through 2002 and thereafter for the foreseeable future. However, we cannot ensure that we will generate sufficient cash flow from operations, that anticipated operating improvements will be realized on schedule or at all, or that future borrowings will be available under our credit facility in amounts sufficient to pay indebtedness or fund our liquidity needs. Actual results of operations will depend on numerous factors, many of which are beyond our control. We cannot ensure that we will be able to refinance any indebtedness, including our amended credit facility, on commercially reasonable terms or at all.

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

                  The loss of, or a significant adverse change in, the Company's relationship with Home Depot or any other major customer could have a material adverse effect on the Company. The loss of, or a reduction in orders from, any significant retail customers, losses arising from retail customers' disputes regarding shipments, fees, merchandise condition or related matters, or the Company's inability to collect accounts receivable from any major retail customer could have a material adverse effect on the Company. In addition, there can be no assurance that revenue from customers that have accounted for significant revenue in past periods, individually or as a group, will continue, or if continued, will reach or exceed historical levels in any period.

         KMART BANKRUPTCY

                  Kmart, one of our top customers, filed for bankruptcy relief under Chapter 11 of the bankruptcy code on January 22, 2002. Following such filing, we recommenced shipping products to Kmart. If Kmart does not successfully emerge from its bankruptcy reorganization, the loss of, or reduction in, orders or the Company's inability to collect accounts receivables from Kmart, could have a material adverse effect on the Company, its business and operations During the six months ended June 30, 2002 the Company's net sales to Kmart were approximately $7.5 million, a decrease of $6.4 million from the comparable period in 2001.

                  The Company recently proposed a modification of the terms under which it makes sales to Kmart, which they declined. Accordingly, the Company believes that this is likely to further reduce future sales to Kmart. As noted above, for the six months ended June 30, 2002 the Company had approximately $7.5 million of sales to Kmart and for the six-month period ended December 31, 2001 had net sales of approximately $3.2 million to Kmart.

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

                  Our ability to make payments on and to refinance our indebtedness and to fund planned capital expenditures will depend on our ability to generate cash in the future. To some extent, this is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

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

                  In May 2000, the Company entered into an interest rate swap and cap agreement ("interest rate agreement") to hedge $75.0 million of its loan facility. The interest rate agreement effectively changes the Company's exposure on its variable rate interest payments to fixed rate interest payments of 7.13% based on the 3-month LIBOR rate in effect at the beginning of each quarterly period, with a maximum rate of 8%. The interest rate agreement matures in February 2005. At June 30, 2002, the estimated fair value of the interest rate agreement was $7.4 million.

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

                           PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its Annual Meeting of Stockholders on May 30, 2002 at which the stockholders of the Company elected seven directors and ratified the appointment of PricewaterhouseCoopers LLP as the Company's independent public accountants for the 2002 fiscal year.

         The following individuals were elected as directors and received the number of votes indicated below:

         Name of Nominee           Votes For         Against       Abstentions
         ---------------           ---------         -------       -----------
         Douglas D. Allen          18,442,330       2,543,398          0
         Stan R. Fallis            18,442,330       2,543,398          0
         G. Ronald Morris          18,442,330       2,543,398          0
         Thomas R. Reusche         18,442,330       2,543,398          0
         James R. Tennant          18,442,330       2,543,398          0
         Stephen P. Thigpen        18,442,330       2,543,398          0
         Paul R. Wood              18,442,330       2,543,398          0

                  For the ratification of PricewaterhouseCoopers LLP as the Company's independent public accountants, 18,456,426 votes were cast in favor, 2,525,798 votes were cast against and there were 3,504 abstentions.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

               (a) Exhibits

               Exhibit 99.1 Certification of Chief Executive Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To
                             Section 906 Of The Sarbanes-Oxley Act of 2002.

               Exhibit 99.2 Certification of Chief Financial Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To
                             Section 906 Of The Sarbanes-Oxley Act of 2002.


               (b) Reports on Form 8-K

               Current Report on Form 8-K dated April 10, 2002, setting forth the completion of the sale of all the issued and outstanding shares of Sun Gro Horticulture Canada Ltd. and certain rights and assets of Sun Gro Horticulture, Inc.


               Items 1, 2, 3 and 5 of Part II are not applicable and have been omitted.

                                    SIGNATURE


         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                                              HINES HORTICULTURE, INC.
                                              (REGISTRANT)



                                              By: /s/ Claudia M. Pieropan
                                                  ---------------------------
                                                  Claudia M. Pieropan
                                                  CHIEF FINANCIAL OFFICER
                                                  (Principal financial officer
                                                  and duly authorized officer)



Date: August 14, 2002