Form 10-Q
period 2002-09-30
HINES HORTICULTURE INC
filed 2002-11-14
CIK 1003515

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

                                   (Mark One)

     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                    For the quarter ended September 30, 2002

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

As of October 31, 2002 there were 22,072,549 shares of Common Stock, par value $0.01 per share, outstanding.
================================================================================

                            HINES HORTICULTURE, INC.


                                      INDEX

                          PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements                                           Page No.
                                                                        --------

         Consolidated Balance Sheets as of
         September 30, 2002 (unaudited) and December 31, 2001                1

         Consolidated Statements of Operations for the Three Months
         and Nine Months Ended September 30, 2002
         and 2001 (unaudited)                                                2

         Consolidated Statements of Cash Flows for the
         Nine Months Ended September 30, 2002 and 2001 (unaudited)           3

         Notes to the Consolidated Financial Statements                      4

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                          14

Item 3.  Quantitative and Qualitative Disclosures About Market Risk         31

Item 4.  Disclosure on Internal Control Procedures                          31


                           PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K                                   32

         Signatures                                                         33


Note: Items 1, 2, 3, 4 and 5 of Part II are omitted because they are not applicable.


                                 HINES HORTICULTURE, INC.
                                CONSOLIDATED BALANCE SHEETS
                         September 30, 2002 and December 31, 2001
                         (Dollars in thousands, except share data)

ASSETS                                                          September 30,    December 31,
                                                                    2002            2001
                                                                 ----------      ----------
                                                                (Unaudited)
CURRENT ASSETS:
        Cash                                                     $      --       $      --
        Accounts receivable, net of allowance for
           doubtful accounts of $1,329 and $1,303                   33,833          28,182
        Inventories                                                157,789         164,675
        Prepaid expenses and other current assets                    9,507           2,322
        Assets of discontinued operations                               --          40,134
                                                                 ----------      ----------

                                       Total current assets        201,129         235,313
                                                                 ----------      ----------

FIXED ASSETS, net of accumulated depreciation
   and depletion of $36,048 and $30,106                            139,619         142,387
DEFERRED FINANCING EXPENSES, net of
   accumulated amortization of $11,689 and $8,357                    7,999           8,317
ASSETS OF DISCONTINUED OPERATIONS                                       --          95,029
DEFFERRED INCOME TAX                                                    --           7,727
GOODWILL                                                           121,897         121,371
                                                                 ----------      ----------

                                                                 $ 470,644       $ 610,144
                                                                 ==========      ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
        Accounts payable                                         $  13,014       $  12,824
        Accrued liabilities                                         11,674           8,450
        Accrued payroll and benefits                                10,678           7,091
        Accrued interest                                             3,567           2,904
        Long-term debt, current portion                             10,584          43,159
        Borrowings on revolving credit facility                     59,250         100,000
        Liabilities of discontinued operations                          --          37,097
        Deferred income taxes                                       67,716          64,874
                                                                 ----------      ----------

                                  Total current liabilities        176,483         276,399
                                                                 ----------      ----------

LONG-TERM DEBT                                                     171,660         209,639

DERIVATIVE LIABILITY                                                 9,211           7,117

DEFERRED INCOME TAXES                                               13,354              --
LIABILITIES OF DISCONTINUED OPERATIONS                                  --          28,244

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
        Common Stock
           Authorized - 60,000,000 shares  $.01 par value;
           Issued and outstanding - 22,072,549 shares
           at September 30, 2002 and December 31, 2001                 221             221

        Additional paid-in capital                                 128,781         128,781
        Deficit                                                    (22,475)        (33,282)
        Accumulated other comprehensive loss                        (6,591)         (6,975)
                                                                 ----------      ----------

                                 Total shareholders' equity         99,936          88,745
                                                                 ----------      ----------

                                                                 $ 470,644       $ 610,144
                                                                 ==========      ==========

      The accompanying notes are an integral part of these consolidated financial statements.


                                           HINES HORTICULTURE, INC.
                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        Three Months and Nine Months Ended September 30, 2002 and 2001
                                        (Dollars in thousands, except share data)
                                                 (unaudited)


                                                               Three Months Ended                Nine Months Ended
                                                                 September 30,                      September 30,
                                                            2002              2001             2002              2001
                                                         -------------------------------------------------------------
Sales, net                                               $     45,049    $     43,023    $    295,918    $    284,961
Cost of goods sold                                             23,700          22,386         144,237         134,394
                                                         -------------   -------------   -------------   -------------

    Gross profit                                               21,349          20,637         151,681         150,567
                                                         -------------   -------------   -------------   -------------

Selling and distribution expenses                              18,492          17,255          85,993          79,149
General and administrative expenses                             5,992           6,012          19,424          19,786
Other operating income                                            (18)             --          (2,121)             --
Amortization of goodwill                                           --             934              --           2,752
                                                         -------------   -------------   -------------   -------------
    Total operating expenses                                   24,466          24,201         103,296         101,687
                                                         -------------   -------------   -------------   -------------

    Operating (loss) income                                    (3,117)         (3,564)         48,385          48,880

Other expenses
   Interest                                                     5,770           7,151          19,232          22,921
   Interest rate swap agreement expense (income)                2,043           3,278           2,806           4,798
   Amortization of deferred financing expenses                  1,047           1,139           3,332           3,416
                                                         -------------   -------------   -------------   -------------
                                                                8,860          11,568          25,370           31,135
                                                         -------------   -------------   -------------   -------------

(Loss) income before provision for income taxes,
  discontinued operations, and extraordinary items            (11,977)        (15,132)         23,015          17,745

Income tax provision                                           (4,910)         (6,187)          9,440           7,265
                                                         -------------   -------------   -------------   -------------

(Loss) income from continuing operations                       (7,067)         (8,945)         13,575          10,480

Income (loss) from discontinued operations, net of tax             --             919          (1,742)          4,768

Extraordinary item, net of tax benefit                             --              --          (1,026)             --
                                                         -------------   -------------   -------------   -------------

Net (loss) income                                        $     (7,067)   $     (8,026)   $     10,807    $     15,248
                                                         =============   =============   =============   =============


Basic and diluted earnings per share:

(Loss) income per common share from
  continuing operations                                  $      (0.32)   $      (0.40)   $       0.62    $       0.47

Income (loss) per common share from
  discontinued operations                                $         --    $       0.04    $      (0.08)   $       0.22

Extraordinary item                                       $         --    $         --    $      (0.05)   $         --
                                                         -------------   -------------   -------------   -------------

Net (loss) income per common share                       $      (0.32)   $      (0.36)   $       0.49   $        0.69
                                                         =============   =============   =============   =============

Weighted average shares outstanding--Basic                 22,072,549      22,072,549      22,072,549      22,072,549
                                                         =============   =============   =============   =============
Weighted average shares outstanding--Diluted               22,072,549      22,104,710      22,108,668      22,093,843
                                                         =============   =============   =============   =============

                The accompanying notes are an integral part of these consolidated financial statements.


                                 HINES HORTICULTURE, INC.
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                       Nine Months Ended September 30, 2002 and 2001
                         (Dollars in thousands, except share data)
                                        (Unaudited)

                                                                   2002            2001
                                                                ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                   $  10,807       $  15,248
   Loss (income) from discontinued operations                       1,742          (4,768)
   Adjustments to reconcile net income to
     net cash provided by operating activities -
        Depreciation, depletion and amortization                    6,515           9,268
        Amortization of deferred financing costs                    3,332           3,416
        Interest rate swap agreement expense                        2,806           4,798
        Gain on sale of assets                                     (2,121)             --
        Extraordinary item (net of tax)                             1,026              --
        Deferred income taxes                                       9,042           7,265
                                                                ----------      ----------
                                                                   33,149          35,227
Change in working capital accounts
   Accounts receivable                                             (5,651)         (9,266)
   Inventories                                                      6,886             386
   Prepaid expenses and other current assets                        1,029          (1,901)
   Accounts payable and accrued liabilities                         5,393          12,403
                                                                ----------      ----------
     Change in working capital accounts                             7,657           1,622
                                                                ----------      ----------

Net cash provided by operating activities                          40,806          36,849
                                                                ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of fixed assets                                        (4,533)        (15,575)
   Net cash (used in) provided by discontinued operations          (4,320)          2,280
   Proceeds from sale of discontinued operations                  119,262              --
   Proceeds from sale of land                                       3,143              --
   Acquisitions, adjusted                                          (1,426)         (8,311)
                                                                ----------      ----------
       Net cash provided by (used in) investing activities        112,126         (21,606)
                                                                ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Borrowings on revolving line of credit                         109,182         107,700
   Repayments on revolving line of credit                        (149,932)       (109,950)
   Repayments of long-term debt                                  (107,982)        (13,023)
   Deferred financing costs incurred                               (4,200)             --
   Repayments of notes receivables from stock sales                    --              30
                                                                ----------      ----------
       Net cash used in financing activities                     (152,932)        (15,243)
                                                                ----------      ----------


NET INCREASE IN CASH                                                   --              --

CASH, beginning of period                                              --              --
                                                                ----------      ----------

CASH, end of period                                             $      --       $      --
                                                                ==========      ==========


Supplemental disclosure of cash flow information:
   Cash paid for interest                                       $  19,819       $  27,038
   Cash paid for income taxes                                   $     857       $     503


      The accompanying notes are an integral part of these consolidated financial statements.

                            HINES HORTICULTURE, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


1.       Description of Business:
         ------------------------

               As of September 30, 2002, Hines Horticulture, Inc. ("Hines" or the "Company"), a Delaware corporation, produces and distributes horticultural products through two operating divisions: (i) its Nursery division and (ii) its Color division. The Nursery and Color divisions make up the green goods business. The green goods business is conducted through Hines Nurseries, Inc. ("Hines Nurseries"), a wholly owned subsidiary of Hines. Hines Nurseries is a leading national supplier of ornamental shrubs, color plants and container-grown plants with commercial nursery facilities located in Arizona, California, Florida, Georgia, New York, Oregon, Pennsylvania, South Carolina and Texas. Hines Nurseries markets its products to retail and commercial customers throughout the United States.

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

               During December 2001, the Company's Board of Directors approved and authorized management to proceed with a planned sale of Sun Gro-Canada and the assets of Sun Gro-U.S. to a Canadian income fund. On March 27, 2002, the Company sold the assets of Sun Gro-U.S. and the stock of Sun Gro-Canada, its growing media business, to the Sun Gro Horticulture Income Fund, a newly established Canadian income fund. The assets sold included 14 facilities located across Canada and the United States and control of approximately 50,000 acres of peat bogs in Canada. Hines no longer harvests, produces or sells peat moss or has the rights to the Sunshine, Parkland Fairway, Black Gold, Lakeland Grower, Alberta Rose, Nature's and Gardener's Gold trade names. Hines received net proceeds of approximately $120,000 from the sale, which were used to pay down outstanding bank debt. The Company recognized a $1,200 loss, net of tax, from the sale of its growing media business for the nine months ended September 30, 2002. The Company's current operations consist solely of its Nursery and Color divisions.

               The consolidated financial statements include the accounts of Hines and its wholly owned subsidiaries after elimination of inter company accounts and transactions. In 2001, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 144 (Accounting for the Impairment or Disposal of Long-lived Assets), and accordingly, the Company's consolidated financial statements have been restated to reflect the financial position, results of operations and cash flows of the Sun Gro business as "Discontinued Operations." Refer to Note 8 "Guarantor/Non-guarantor Disclosures" for information about the Company's guarantors for the nine months ended September 30, 2002.

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

3.       Earnings Per Share:
         -------------------

               Earnings per share are calculated in accordance with SFAS No. 128 (Earnings per Share), which requires the Company to report both basic earnings per share, based on the weighted-average number of common shares outstanding, and diluted earnings per share, based on the weighted-average number of common shares outstanding adjusted to include the potentially dilutive effect of outstanding stock options and warrants. For the nine months ended September 30, 2002, the incremental shares related to 440 warrants outstanding resulted in a difference between basic and diluted earnings per share. Additionally, for the nine months ended September 30, 2002, shares related to the underlying employee stock options in the amount of 429 were excluded from the computation of diluted earnings per share because they would have been anti-dilutive.

4.       Adoption Of Accounting Pronouncements:
         --------------------------------------

               In October 2001, the FASB issued SFAS No. 144 (Accounting for the Impairment or Disposal of Long-Lived Assets). SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes SFAS No. 121 (Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of), and the accounting and reporting provisions of Accounting Principles Board ("APB") Opinion No. 30 (Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions), for the disposal of a segment of a business. SFAS No. 144 shall be effective for financial statements issued for fiscal years beginning after December 15, 2001, but early adoption is encouraged. The Company adopted SFAS No. 144 in fiscal 2001.

               Effective January 1, 2001, Hines adopted the provisions of SFAS No. 133, (Accounting for Derivative Instruments and Hedging Activities), as amended. Adopting the provisions of SFAS No. 133 on January 1, 2001 resulted in a cumulative after-tax charge to Accumulated Other Comprehensive Income as of January 1, 2001 of $2,334, representing the fair value of the interest rate agreement, net of tax. This amount is being amortized as interest rate agreement expense over the term of the debt. For the nine months ended September 30, 2002, the Company recognized a pre-tax loss of $2,806 reported as interest rate swap agreement expense in the Consolidated Statements of Operations related to the change in the fair value of the interest rate agreement.

               For the twelve months ending December 31, 2002, the Company anticipates that $560, net of tax, will be amortized as interest rate agreement expense related to the $2,334 cumulative after-tax charge made to Accumulated Other Comprehensive Income on January 1, 2001.

5.       Inventories:
         ------------

         Inventories consisted of the following:

                                                 September 30,  December 31,
                                                 -------------  ------------
                                                     2002          2001
                                                     ----          ----

         Nursery stock                             $148,127      $155,096
         Material and supplies                        9,662         9,579
                                                   ---------     ---------
         Inventory from continuing operations       157,789       164,675
         Discontinued operations                         --        14,054
                                                   ---------     ---------
         Total inventory                           $157,789      $178,729
                                                   =========     =========

6.       Comprehensive Income:
         ---------------------

               Comprehensive income includes all changes in equity during a period except those resulting from investments by and distributions to the Company's shareholders. The Company's comprehensive income is composed of cumulative foreign currency translation adjustments and the change in valuation of derivative instruments. The components of comprehensive income during the nine months ended September 30, 2002 and 2001, were as follows:

                                              Nine Months Ended
                                                September 30,
                                             2002           2001
                                             ----           ----

         Net income                        $ 10,807       $ 15,248
         Cumulative foreign currency            (36)        (1,455)
             translation adjustments
         Transaction impact upon
             adoption of SFAS 133                --         (2,334)
         Loss on derivatives
             reclassified to earnings           420            419
                                           ---------      ---------
         Comprehensive income              $ 11,191       $ 11,878
                                           =========      =========

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

               The first step is to identify a potential impairment and, in transition, this step must be measured as of the beginning of the fiscal year. A company has six months from the date of adoption to complete the first step. The Company completed the first step of SFAS No. 142 by June 30, 2002.

               The second step of the goodwill impairment test measures the amount of the impairment loss (measured as of the beginning of the year of adoption), if any, and must be completed by the end of the Company's fiscal year. The Company's goodwill impairment analysis has not yet been completed. The current estimate of the impairment charge related to goodwill as of January 1, 2002 is in the range of $70,000 to $90,000 before tax (tax impact of the goodwill impairment charge will range between $22,000 and $28,000), pending completion of the impairment analysis, and is expected to be recorded in the fourth quarter of the 2002 fiscal year, effective as of January 1, 2002. The impairment charge will be recorded net of tax in the fourth quarter as a cumulative change in accounting principle. Net income will be reduced by the amount of the after-tax impairment charge. For the nine months ended September 30, 2001 and the year ended December 31, 2001, the Company reported goodwill amortization of $2,752 and $3,686, respectively, excluding discontinued operations. As of September 30, 2002, the Company had $121,897 of goodwill.

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

               In June 2002, Financial Accounting Standards Board issued SFAS No. 146 (Accounting for Costs Associated with Exit or Disposal Activities). SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, (Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity, including Certain Costs Incurred in a Restructuring). The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company is in the process of evaluating the impact of SFAS No. 146 on its financial statements for both the fourth quarter of fiscal 2002 and the 2003 fiscal year.

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

               The following consolidating information shows (a) Hines on a parent company basis only as the parent guarantor (carrying its investment in its subsidiary under the equity method), (b) Hines Nurseries as the issuer (carrying its investment in its subsidiary under the equity method), (c) for periods prior to March 27, 2002, Sun Gro-U.S. as subsidiary guarantor (carrying its investment in Sun Gro-Canada under the equity method), (d) for periods prior to March 27, 2002, Sun Gro-Canada and its direct and indirect subsidiaries, as subsidiary non-guarantors, (e) eliminations necessary to arrive at the information for the parent guarantor and its direct and indirect subsidiaries on a consolidated basis and (f) the parent guarantor on a consolidated basis, as follows:

         o Consolidating balance sheets as of September 30, 2002 (unaudited) and December 31, 2001;

         o Consolidating statements of operations for the three months and nine months ended September 30, 2002 and 2001 (unaudited); and

         o Consolidating statements of cash flows for the nine months ended September 30, 2002 and 2001 (unaudited).


                                     GUARANTOR / NON-GUARANTOR DISCLOSURES
                                          Consolidating Balance Sheet
                                           As of September 30, 2002
                                            (Dollars in thousands)

                                              -------------------------------------------------------------------------
                                                               Green      Growing Media
                                                               Goods         Segment
                                                              Segment     (DISCONTINUED
                                                                           OPERATIONS)
                                              -------------------------------------------------------------------------
                                                  Hines
                                              Horticulture     Hines
                                                 (Parent     Nurseries       Sun Gro                     Consolidated
                                               Guarantor)    (Issuer)      Horticulture  Eliminations        Total
                                              -------------------------------------------------------------------------
       ASSETS
       ------
Current assets:
    Cash                                           $      -    $      -        $    -    $       -           $      -
    Accounts receivable, net                              -      33,833             -            -             33,833
    Inventories                                           -     157,789             -            -            157,789
    Prepaid expenses and other current assets             -       9,507         8,214       (8,214)             9,507
    Deferred income taxes                                 -           -             -            -                  -
                                              ------------------------------------------------------------------------
                      Total current assets                -     201,129         8,214       (8,214)           201,129
                                              ------------------------------------------------------------------------

Fixed assets, net                                         -     139,619             -            -            139,619
Deferred financing expenses, net                          -       7,999             -            -              7,999
Goodwill, net                                             -     121,897             -            -            121,897
Deferred income taxes                                 2,922      28,417             -      (31,339)                 -
Investments in subsidiaries                         104,846           -             -     (104,846)                 -
                                              ------------------------------------------------------------------------
                                                   $107,768    $499,061        $8,214    ($144,399)          $470,644
                                              ========================================================================

    LIABILITIES AND SHAREHOLDERS' EQUITY
    ------------------------------------

Current liabilities:
    Accounts payable                               $      -    $ 13,014        $    -    $       -           $ 13,014
    Accrued liabilities                                   -      11,674         8,214       (8,214)            11,674
    Accrued payroll and benefits                          -      10,678             -            -             10,678
    Accrued interest                                      -       3,567             -            -              3,567
    Long-term debt, current portion                       -      10,584             -            -             10,584
    Borrowings on revolving credit facility               -      59,250             -            -             59,250
    Deferred income taxes                                 -      67,716             -            -             67,716
    Intercompany accounts                             7,832      (7,832)            -            -                  -
                                              ------------------------------------------------------------------------
                 Total current liabilities            7,832     168,651         8,214       (8,214)           176,483
                                              ------------------------------------------------------------------------

Long-term debt                                            -     171,660             -            -            171,660
Derivative liability                                      -       9,211             -            -              9,211
Deferred income taxes                                     -      44,693             -      (31,339)            13,354
Shareholders' equity
    Common stock                                        221      17,971             -      (17,971)               221
    Additional paid in capital                      128,781      21,362             -      (21,362)           128,781
    Retained earnings (deficit)                     (22,475)     66,868             -      (66,868)           (22,475)
    Accumulated other comprehensive loss             (6,591)     (1,355)            -        1,355             (6,591)
                                              ------------------------------------------------------------------------
                Total shareholders' equity           99,936     104,846             -     (104,846)            99,936
                                              ------------------------------------------------------------------------

                                                   $107,768    $499,061        $8,214    ($144,399)          $470,644
                                              ========================================================================


                              GUARANTOR / NON-GUARANTOR DISCLOSURES - (CONTINUED)
                                          Consolidating Balance Sheet
                                            As of December 31, 2001
                                            (Dollars in thousands)

                                             ----------------------------------------------------------------------------
                                                            Green       Growing Media
                                                            Goods          Segment
                                                           Segment      (DISCONTINUED
                                                                         OPERATIONS)
                                             ----------------------------------------------------------------------------
                                                Hines
                                             Horticulture   Hines
                                               (Parent    Nurseries        Sun Gro                        Consolidated
                                             Guarantor)   (Issuer)       Horticulture     Eliminations       Total
                                             ----------------------------------------------------------------------------
       ASSETS
       ------
Current assets:
    Cash                                         $     -    $      -          $      -     $       -         $      -
    Accounts receivable, net                           -      28,182            22,878             -           51,060
    Inventories                                        -     164,675            14,054             -          178,729
    Prepaid expenses and other current assets          -       2,322             3,202             -            5,524
    Deferred income taxes                              -           -               384          (384)               -
                                             -------------------------------------------------------------------------
                     Total current assets              -     195,179            40,518          (384)         235,313
                                             -------------------------------------------------------------------------

Fixed assets, net                                      -     150,638            67,651             -          218,289
Deferred financing expenses, net                     250       8,067                 -             -            8,317
Goodwill, net                                          -     121,371            19,127             -          140,498
Deferred income taxes                                253      28,417             3,153       (24,096)           7,727
Investments in subsidiaries                       96,038       4,115            12,308      (112,461)               -
                                             -------------------------------------------------------------------------
                                                 $96,541    $507,787          $142,757     ($136,941)        $610,144
                                             =========================================================================

    LIABILITIES AND SHAREHOLDERS' EQUITY
    ------------------------------------

Current liabilities:
    Accounts payable                             $     -    $ 12,824          $  5,840     $       -         $ 18,664
    Accrued liabilities                                -       8,450               879             -            9,329
    Accrued payroll and benefits                       -       7,091             2,139             -            9,230
    Accrued interest                                   -       2,904                 -             -            2,904
    Long-term debt, current portion                    -      43,159            21,113             -           64,272
    Borrowings on revolving credit facility            -     100,000                 -             -          100,000
    Deferred income taxes                              -      64,874             7,510          (384)          72,000
    Intercompany accounts                          7,796     (58,993)           51,197             -                -
                                             -------------------------------------------------------------------------
                Total current liabilities          7,796     180,309            88,678          (384)         276,399
                                             -------------------------------------------------------------------------

Long-term debt                                         -     209,639            15,959             -          225,598
Interest rate swap agreement                           -       7,117                 -             -            7,117
Deferred income taxes                                  -      20,943            15,438       (24,096)          12,285
Shareholders' equity
    Common stock                                     221      17,971            15,914       (33,885)             221
    Additional paid in capital                   128,781      21,362             7,666       (29,028)         128,781
    Retained earnings (deficit)                  (33,282)     52,221             4,302       (56,523)         (33,282)
    Accumulated other comprehensive loss          (6,975)     (1,775)           (5,200)        6,975           (6,975)
                                             -------------------------------------------------------------------------
               Total shareholders' equity         88,745      89,779            22,682      (112,461)          88,745
                                             -------------------------------------------------------------------------

                                                 $96,541    $507,787          $142,757     ($136,941)        $610,144
                                             =========================================================================


                               GUARANTOR / NON-GUARANTOR DISCLOSURES - CONTINUED
                                     Consolidating Statement of Operations
                              For the nine month period ended September 30, 2002
                                            (Dollars in thousands)

                                                     -------------------------------------------------------------------------------
                                                                        Green      Growing Media
                                                                        Goods         Segment
                                                                       Segment      (DISCONTINUED
                                                                                     OPERATIONS)
                                                     -------------------------------------------------------------------------------
                                                         Hines
                                                      Horticulture      Hines
                                                        (Parent       Nurseries        Sun Gro                       Consolidated
                                                       Guarantor)     (Issuer)      Horticulture     Eliminations        Total
                                                     -------------------------------------------------------------------------------
Sales, net                                                  $     -      $295,918        $31,150         ($1,583)       $325,485
Cost of goods sold                                                -       144,237         16,929          (1,583)        159,583
                                                     ----------------------------------------------------------------------------
    Gross Profit                                                  -       151,681         14,221                     -   165,902
Operating expenses                                            6,259       112,623        (13,954)              -         104,928
                                                     ----------------------------------------------------------------------------
    Operating income                                         (6,259)       39,058         28,175               -          60,974
                                                     ----------------------------------------------------------------------------
Other expenses:
   Interest                                                       -        19,954            528               -          20,482
   Interest - intercompany                                        -          (722)           722               -               -
  Amortization of deferred financing expenses, other        (14,397)       (1,565)             -          22,100           6,138
                                                     ----------------------------------------------------------------------------
                                                            (14,397)       17,667          1,250          22,100          26,620
                                                     ----------------------------------------------------------------------------

Income (loss) before provision for income taxes               8,138        21,391         26,925         (22,100)         34,354
Income tax (benefit) provision                               (2,669)        5,718         19,472                          22,521
                                                     ----------------------------------------------------------------------------
Net income  before extraordinary item                        10,807        15,673          7,453         (22,100)         11,833
Extraordinary item                                                -         1,026              -               -           1,026
                                                     ----------------------------------------------------------------------------
Net income                                                  $10,807      $ 14,647        $ 7,453        ($22,100)       $ 10,807
                                                     ============================================================================


                               GUARANTOR / NON-GUARANTOR DISCLOSURES - CONTINUED
                                    Consolidating Statement of Operations
                             For the three month period ended September 30, 2002
                                            (Dollars in thousands)

                                                      ------------------------------------------------------------------------------
                                                                         Green       Growing Media
                                                                         Goods          Segment
                                                                        Segment      (DISCONTINUED
                                                                                      OPERATIONS)
                                                      ------------------------------------------------------------------------------
                                                          Hines
                                                       Horticulture      Hines
                                                         (Parent       Nurseries        Sun Gro                       Consolidated
                                                        Guarantor)     (Issuer)      Horticulture     Eliminations        Total
                                                      ------------------------------------------------------------------------------
Sales, net                                                $     -       $45,049              $  -          $    -         $45,049
Cost of goods sold                                              -        23,700                 -               -          23,700
                                                      ----------------------------------------------------------------------------
    Gross Profit                                                -        21,349                 -               -          21,349
Operating expenses                                              -        24,466                 -               -          24,466
                                                      ----------------------------------------------------------------------------
    Operating income                                            -        (3,117)                -               -          (3,117)
                                                      ----------------------------------------------------------------------------
Other expenses:
   Interest                                                     -         5,770                 -               -           5,770
   Interest - intercompany                                      -             -                 -               -               -
  Amortization of deferred financing expenses, other        7,067         3,090                 -          (7,067)          3,090
                                                      ----------------------------------------------------------------------------
                                                            7,067         8,860                 -          (7,067)          8,860
                                                      ----------------------------------------------------------------------------

Income before provision for income taxes                   (7,067)      (11,977)                -           7,067         (11,977)
Income tax provision                                            -        (4,910)                -               -          (4,910)
                                                      ----------------------------------------------------------------------------
Net (loss)                                                ($7,067)      ($7,067)             $  -          $7,067         ($7,067)
                                                      ============================================================================


                               GUARANTOR / NON-GUARANTOR DISCLOSURES - CONTINUED
                                     Consolidating Statement of Operations
                              For the nine month period ended September 30, 2001
                                            (Dollars in thousands)

                                                      ------------------------------------------------------------------------------
                                                                          Green      Growing Media
                                                                          Goods          Segment
                                                                         Segment      (DISCONTINUED
                                                                                       OPERATIONS)
                                                      ------------------------------------------------------------------------------
                                                           Hines
                                                       Horticulture       Hines
                                                          (Parent       Nurseries        Sun Gro                        Consolidated
                                                        Guarantor)      (Issuer)       Horticulture     Eliminations        Total
                                                      -----------------------------------------------------------------------------
Sales, net                                                $     -      $284,961           $103,483        ($18,212)       $370,232
Cost of goods sold                                              -       134,394             63,295         (18,212)        179,477
                                                      -----------------------------------------------------------------------------
    Gross Profit                                                -       150,567             40,188               -         190,755
Operating expenses                                              -       101,687             26,148               -         127,835
                                                      -----------------------------------------------------------------------------
    Operating income                                            -        48,880             14,040               -          62,920
                                                      -----------------------------------------------------------------------------
Other expenses:
   Interest                                                   410        25,742              3,104               -          29,256
   Interest - intercompany                                      -        (2,821)             2,821               -               -
  Amortization of deferred financing expenses, other      (15,490)        3,036                  -          20,258           7,804
                                                      -----------------------------------------------------------------------------
                                                          (15,080)       25,957              5,925          20,258          37,060
                                                      -----------------------------------------------------------------------------

Income (loss) before provision for income taxes            15,080        22,923              8,115         (20,258)         25,860
Income tax (benefit) provision                               (168)        7,433              3,347               -          10,612
                                                      -----------------------------------------------------------------------------
Net income                                                $15,248      $ 15,490           $  4,768        ($20,258)       $ 15,248
                                                      =============================================================================


                               GUARANTOR / NON-GUARANTOR DISCLOSURES - CONTINUED
                                     Consolidating Statement of Operations
                              For the three month period ended September 30, 2001
                                            (Dollars in thousands)

                                                      ------------------------------------------------------------------------------
                                                                          Green       Growing Media
                                                                          Goods          Segment
                                                                         Segment      (DISCONTINUED
                                                                                       OPERATIONS)
                                                      ------------------------------------------------------------------------------
                                                           Hines
                                                       Horticulture       Hines
                                                          (Parent       Nurseries        Sun Gro                        Consolidated
                                                        Guarantor)      (Issuer)       Horticulture     Eliminations        Total
                                                      -----------------------------------------------------------------------------
Sales, net                                                $     -       $43,023            $24,735         ($3,053)        $64,705
Cost of goods sold                                              -        22,386             13,410          (3,053)         32,743
                                                      -----------------------------------------------------------------------------
    Gross Profit                                                -        20,637             11,325               -          31,962
Operating expenses                                              -        24,201              8,225               -          32,426
                                                      -----------------------------------------------------------------------------
    Operating income                                            -        (3,564)             3,100               -            (464)
                                                      -----------------------------------------------------------------------------
Other expenses:
   Interest                                                   410         7,908                858               -           9,176
   Interest - intercompany                                      -          (757)               757               -               -
  Amortization of deferred financing expenses, other        7,672         3,361                  -          (7,026)          4,007
                                                      -----------------------------------------------------------------------------
                                                            8,082        10,512              1,615          (7,026)         13,183
                                                      -----------------------------------------------------------------------------

Income before provision for income taxes                   (8,082)      (14,076)             1,485           7,026         (13,647)
Income tax provision                                          (56)       (6,131)               566               -          (5,621)
                                                      -----------------------------------------------------------------------------
Net (loss)                                                ($8,026)      ($7,945)           $   919         $ 7,026         ($8,026)
                                                      =============================================================================


                               GUARANTOR / NON-GUARANTOR DISCLOSURES - CONTINUED
                                     Consolidating Statement of Cash Flows
                                 For the nine months ended September 30, 2002
                                            (Dollars in thousands)

                                                             -----------------------------------------------------------------------
                                                                              Green       Growing Media
                                                                              Goods          Segment
                                                                             Segment      (DISCONTINUED
                                                                                           OPERATIONS)
                                                              ----------------------------------------------------------------------
                                                                  Hines
                                                              Horticulture     Hines
                                                                 (Parent     Nurseries       Sun Gro                    Consolidated
                                                               Guarantor)     (Issuer)     Horticulture   Eliminations      Total
                                                              ---------------------------------------------------------------------
Cash provided by (used in) operating activities                  $  -      $32,217          ($2,233)        $  -          $ 29,984
                                                              ---------------------------------------------------------------------

Cash flows from investing activities:
     Purchase of fixed assets, net                                  -       (4,533)          (2,503)           -            (7,036)
     Sales proceeds                                                 -        3,143          127,338            -           130,481
     Acquisitions, adjusted                                         -         (526)               -            -              (526)
                                                              ---------------------------------------------------------------------
         Net cash (used in) provided by investing activities        -       (1,916)         124,835            -           122,919
                                                              ---------------------------------------------------------------------

Cash flows from financing activities:
     Repayments on revolving line of credit                         -      (40,750)               -            -           (40,750)
     Intercompany advances (repayments)                             -       92,840          (92,840)           -                 -
     Repayments of long-term debt                                   -      (95,982)         (12,000)           -          (107,982)
     Deferred financing costs                                       -       (4,200)               -            -            (4,200)
     Dividends received (paid)                                      -       17,791          (17,791)           -                 -
                                                              ---------------------------------------------------------------------
         Net cash used in financing activities                      -      (30,301)        (122,631)           -          (152,932)
                                                              ---------------------------------------------------------------------

     Effect of exchange rate changes on cash and cash equivalents   -            -               29            -                29
                                                              ---------------------------------------------------------------------

Net increase (decrease) in cash                                     -            -                -            -                 -
Cash, beginning of year                                             -            -                -            -                 -
                                                              ---------------------------------------------------------------------
Cash, end of period                                              $  -      $     -         $      -         $  -          $      -
                                                              =====================================================================


                               GUARANTOR / NON-GUARANTOR DISCLOSURES - CONTINUED
                                     Consolidating Statement of Cash Flows
                                 For the nine months ended September 30, 2001
                                            (Dollars in thousands)

                                                             -----------------------------------------------------------------------
                                                                              Green       Growing Media
                                                                              Goods          Segment
                                                                             Segment      (DISCONTINUED
                                                                                           OPERATIONS)
                                                              ----------------------------------------------------------------------
                                                                  Hines
                                                              Horticulture     Hines
                                                                 (Parent     Nurseries       Sun Gro                    Consolidated
                                                               Guarantor)     (Issuer)     Horticulture   Eliminations      Total
                                                              ---------------------------------------------------------------------
Cash provided by operating activities                            $  -      $36,849           $8,586         $  -           $45,435
                                                              ---------------------------------------------------------------------

Cash flows from investing activities:
     Purchase of fixed assets, net                                  -      (15,575)          (2,082)           -           (17,657)
     Proceds from sales of fixed assets                             -            -               95            -                95
     Acquisitions, adjusted                                         -       (8,311)               -            -            (8,311)
                                                              ---------------------------------------------------------------------
         Net cash used in investing activities                      -      (23,886)          (1,987)           -           (25,873)
                                                              ---------------------------------------------------------------------

Cash flows from financing activities:
     Repayments on revolving line of credit                         -       (2,250)               -            -            (2,250)
     Intercompany advances (repayments)                           (30)       1,067           (1,037)           -                 -
     Repayments of long-term debt                                   -      (13,023)          (5,685)           -           (18,708)
     Dividends received (paid)                                      -        1,243           (1,243)           -                 -
     Repayments of notes receivables from stock sales              30            -                -            -                30
                                                              ---------------------------------------------------------------------
         Net cash used in financing activities                      -      (12,963)          (7,965)           -           (20,928)
                                                              ---------------------------------------------------------------------

     Effect of exchange rate changes on cash and cash equivalents   -            -            1,366            -             1,366
                                                              ---------------------------------------------------------------------

Net increase (decrease) in cash                                     -            -                -            -                 -
Cash, beginning of year                                             -            -                -            -                 -
                                                              ---------------------------------------------------------------------
Cash, end of period                                              $  -      $     -           $    -         $  -           $     -
                                                              =====================================================================

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

               Hines no longer harvests, produces or sells peat moss or has the rights to the Sunshine, Parkland Fairway, Black Gold, Lakeland Grower, Alberta Rose, Nature's and Gardener's Gold trade names. Hines received net proceeds of approximately $120 million from the sale, which were used to pay down outstanding bank debt.

               The growing media business was sold pursuant to an Acquisition Agreement, dated as of March 18, 2002, by and among Hines, the Fund and other related parties which contained customary representations, warranties and indemnification obligations of Hines, including indemnification for tax related matters associated with transfer pricing issues and the reorganization of the growing media business prior to the sale to the Fund. In connection with the sale, Hines entered into an Underwriting Agreement, dated as of March 18, 2002, among Hines, the Fund and other related parties, pursuant to which the Units of the Fund were offered. The Underwriting Agreement contains customary representations, warranties and indemnification obligations of Hines. Hines also entered into a supply agreement with a subsidiary of the Fund to purchase peat moss and other growing media products to be used in the Company's green goods business.

               In connection with the sale of the growing media business to the Sun Gro Horticulture Income Fund, the Canadian Customs & Revenue Authority (CCRA) required that approximately $13.1 million Canadian (US$ 8.3 million) of the gross proceeds from the transaction be withheld in an escrow account pending the determination of whether certain aspects of the sale were taxable for Canadian purposes. The amount withheld was not included in the measurement of the gain on the sale of Sun Gro for financial statement purposes. The Company firmly believes that the transaction is exempt from tax for Canadian purposes, but after more than seven months of discussions with the CCRA, progress on this matter has not been satisfactory to the Company. Accordingly, the Company decided that the best course of action was to file a tax return, submit the required tax payment, and make a claim for refund on the basis that the transaction is exempt from tax for Canadian purposes. On November 7, 2002, the Company submitted a tax payment of approximately $8.3 million Canadian (US$ 5.2 million) to the CCRA. The balance of the escrow funds of approximately $4.9 million Canadian (US$
         3.1 million) was then remitted to the Company. The receipt of the $4.9 million Canadian (US$ 3.1 million) has not been recorded in the financial statements for the period ended September 30, 2002, but will be recorded as an adjustment to the gain on the sale of Sun Gro in the fourth quarter. The Company will continue to actively pursue a refund of the $8.3 million Canadian (US$ 5.2 million) through all the appropriate administrative and/or judicial channels.

               In accordance with SFAS No. 144 (Accounting for the Impairment or Disposal of Long-lived Assets), the Company's consolidated financial statements have been restated to reflect the financial position, results of operations and cash flows of the Sun Gro business as "discontinued operations."

         OVERVIEW

               GENERAL. Hines is one of the largest commercial green goods operations in North America, producing one of the broadest assortments of container-grown plants in the industry. The Company sells its green goods products primarily to the retail segment, which includes premium independent garden centers, as well as leading home centers and mass merchandisers, such as Home Depot, Lowe's, Wal-Mart and Target.

               SEASONALITY. The Company's green goods business, like that of its competitors, is highly seasonal. The Company has experienced, and expects to continue to experience, significant variability in net sales, operating income and net income on a quarterly basis.

               ACQUISITIONS. In the two years ended December 31, 2001, the Company completed, in connection with its green goods business, two acquisitions in 2000, both of which have been accounted for under the purchase method. Accordingly, the purchase prices were allocated to certain assets and liabilities based on their respective fair market values. The excess of the purchase price over the estimated fair market value of the net assets acquired relating to each transaction was accounted for as goodwill. Beginning January 1, 2002, goodwill will no longer be amortized, but will be subject to a periodic test for impairment based upon fair values. Refer to Note 7 "New Accounting Pronouncements" for information on the goodwill impairment testing.

               In connection with the Company's acquisition of Lovell Farms, the Company agreed to make earn-out payments to the sellers of up to approximately $5.0 million for fiscal year 2001 if the purchased operations achieved certain performance thresholds. Although the Company determined that the thresholds were not met and no earn-out payment was required, the sellers of Lovell Farms have indicated to the Company that they are disputing the Company's determination. As of the time of this filing, no formal proceedings have commenced. The Company firmly believes that it will prevail in this matter. However, in the event of an adverse determination, the Company could be required to pay all or a portion of the disputed earn-out payment plus other fees and expenses. The amount of such earn-out payment would become part of the purchase price for the assets associated with the acquisition and would be accounted for as goodwill subject to the impairment testing discussed in Note 7.

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

               As a result of the Company's ability to deduct its growing costs under the farming exception, the Company has generally not been required to pay cash income taxes and has generated net operating losses for federal income tax purposes. If the Company's ability to use the cash method of accounting for federal income tax purposes was limited or eliminated, the Company's cash income tax payments could increase significantly. At December 31, 2001, the Company had approximately $49.2 million in net operating loss carryforwards for federal income tax reporting purposes. As a result of the sale of the Sun Gro business, the Company expects to utilize a significant amount of these net operating loss carryforwards in 2002 for federal income tax reporting purposes. As a result, the Company anticipates it will pay cash income taxes for federal purposes in the future. The Company is currently paying cash income taxes for state income tax purposes in certain states due to the differing rules regarding the carryforward of net operating losses.

               At September 30, 2002, the Company has a current liability for deferred income taxes of $67.7 million. Because the majority of the items to which this liability relates are comprised of current assets and current liabilities in the balance sheet (such as inventory, accounts receivable, accounts payable, etc.) this deferred tax item is also characterized as current. The classification of this liability as a current item does not mean that it will be paid within the next year.

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

               ACCOUNTING FOR GOODWILL IMPAIRMENT: Beginning January 1, 2002, under the provisions of SFAS No. 142, goodwill will no longer be amortized, but will be subject to a periodic test for impairment based upon fair values. SFAS No. 142 requires that goodwill be tested annually for impairment using a two-step process. The first step is to identify a potential impairment and, in transition, this step must be measured as of the beginning of the fiscal year. However, a company has six months from the date of adoption to complete the first step. The Company completed the first step by June 30, 2002.

               The second step of the goodwill impairment test measures the amount of the impairment loss (measured as of the beginning of the year of adoption), if any, and must be completed by the end of the Company's fiscal year. The goodwill impairment analysis has not yet been completed. The current estimate of the impairment charge related to goodwill as of January 1, 2002 is in the range of $70.0 million to $90.0 million before tax (tax impact of the goodwill impairment charge will range between $22.0 million and $28.0 million), pending completion of the impairment analysis, and is expected to be recorded in the fourth quarter of the 2002 fiscal year, effective as of January 1, 2002. The impairment charge will be recorded net of tax in the fourth quarter as a cumulative change in accounting principle. Net income will be reduced by the amount of the after-tax impairment charge. This impairment charge is not expected impact the Company's covenants under its Amended Senior Credit Facility. For the nine months ended September 30, 2001 and the year ended December 31, 2001, the Company reported goodwill amortization of $2.8 million and $3.7 million respectively, excluding discontinued operations. As of September 30, 2002, the Company had $121.9 million of goodwill.

               ACCRUED LIABILITIES: The accrued liabilities include amounts accrued for expected claims costs relating to the Company's insurance programs for workers compensation and auto liability. The Company has large deductibles for these lines of insurance, which means it must pay the portion of each claim that falls below the deductible amount. The Company's expected claims costs are based on an actuarial analysis that considers the Company's current payroll and automobile profile, recent claims history, insurance industry loss development factors and the deductible amounts. The Company accrues its expected claims costs for each year on a ratable monthly basis with a corresponding charge against income. Management reviews the adequacy of the accruals at the end of each quarter. The accruals for the expected costs relating to the Company's insurance programs for workers compensation and auto liability are maintained at levels believed by management to adequately reflect the Company's probable claims obligations.

         RESULTS OF OPERATIONS

         THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001

               NET SALES. Net sales of $45.0 million for the three months ended September 30, 2002 increased $2.0 million, or 4.7%, from net sales of $43.0 million for the comparable period in 2001. The increase was due primarily to increased sales volume resulting from strong sales generated by the Company's West Coast operations, increased sales in the Southwest markets and strong sales of perennials. This was somewhat offset by sluggish sales in the Southeast markets. Sales generated by the Company's West Coast operations were strong because of product line changes, while increased sales in the Southwest market were driven by successful in-store service programs. In addition, given Kmart's uncertain financial situation, the Company reduced its third quarter sales to the large retailer by approximately $1.0 million from the third quarter of 2001.

               GROSS PROFIT. Gross profit of $21.3 million for the three months ended September 30, 2002 increased $0.7 million, or 3.4%, from gross profit of $20.6 million for the comparable period in 2001 primarily due to the higher sales as discussed above. As a percent of net sales, gross margins decreased to 47.4% from 48.0% of net sales mainly due to higher unit production costs in the Company's nursery operations stemming primarily from cost increases that exceeded the Company's limited price increases.

               SELLING AND DISTRIBUTION EXPENSES. Selling and distribution expenses of $18.5 million for the three months ended September 30, 2002 increased $1.2 million, or 6.9%, from $17.3 million for the comparable period in 2001. The increase was primarily due to the higher sales, additional sales and merchandising personnel, and higher distribution costs. Distribution costs increased significantly as the Company completed its transition to a unitized delivery mode for many of its nursery products.

               GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses of $6.0 million for the three months ended September 30, 2002 did not change from $6.0 million for the comparable period in 2001. These costs remained flat primarily due to efforts by the Company to control costs, improve efficiencies and consolidate many of its operational activities.

               OPERATING (LOSS) INCOME. Operating loss of $3.1 million for the three months ended September 30, 2002 improved by $0.5 million, or 13.9%, from the $3.6 million loss for the comparable period in 2001 primarily because goodwill is no longer being amortized under the provisions of SFAS No. 142 as discussed above. As a percentage of net sales, the operating loss improved to negative 6.9% from negative 8.3%.

               OTHER EXPENSES. Other expenses of $8.9 million for the three months ended September 30, 2002 decreased $2.7 million, or 23.3%, from $11.6 million for the comparable period in 2001. The decrease was primarily attributable to lower interest expenses and a mark-to-market charge of $2.0 million relating to the Company's $75.0 million interest rate swap agreement as compared to a charge of $3.3 million for the comparable period in 2001. This adjustment arose from the quarterly change in the swap's valuation, which is based on long-term interest rate expectations. Interest expense was $1.4 million lower, which resulted from using the net proceeds from the sale of the Sun Gro business and the sale of an additional 22.5 acres of land to reduce debt. As a result of the debt reduction, interest expense is expected to be lower during the remainder of 2002 when compared to 2001.

               INCOME TAX PROVISION. The Company's effective income tax rate was 41.0% and 40.9% for the three months ended September 30, 2002 and 2001, respectively.

               (LOSS) INCOME FROM CONTINUING OPERATIONS. The net loss from continuing operations of $7.1 million for the three months ended September 30, 2002 improved by $1.8 million from the net loss of $8.9 million for the comparable period in 2001. The improvement was primarily due to lower other expenses as discussed above.

               NET (LOSS) INCOME. The net loss improved to $7.1 million for the three months ended September 30, 2002 compared to $8.0 million in the comparable period in 2001 primarily due to the higher income from continuing operations as discussed above.

         NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2001

               NET SALES. Net sales of $295.9 million for the nine months ended September 30, 2002 increased $10.9 million, or 3.8%, from net sales of $285.0 million for the comparable period in 2001. The increase was due primarily to increased sales volume resulting from strong sales generated by the Company's West Coast operations, successful in-store service programs in the Southwest and Northeast markets and strong sales of perennials. This was somewhat offset by sluggish sales in the South and Southeast. Sales generated by the Company's West Coast operations were strong because of product line changes, while increased sales in both the Southwest market and the Company's Northeast color region were driven by successful in-store service programs. These programs enable us to offer a broader selection of green goods and streamline ordering and in-store merchandising activities with our customers. In addition, given Kmart's uncertain financial situation, the Company reduced its sales to the large retailer for the nine months ended September 30, 2002 by approximately $7.4 million from the nine months ended September 30, 2001.

               GROSS PROFIT. Gross profit of $151.7 million for the nine months ended September 30, 2002 increased $1.1 million, or 0.7%, from gross profit of $150.6 million for the comparable period in 2001. As a percent of net sales, gross margins decreased to 51.3% from 52.8% of net sales mainly due to the lower sales in our Southeast markets, which typically carry higher margins, and increased scrap rates primarily related to the lower Kmart sales and higher unit production costs in the nursery operations.

               SELLING AND DISTRIBUTION EXPENSES. Selling and distribution expenses of $86.0 million for the nine months ended September 30, 2002 increased $6.9 million, or 8.7%, from $79.1 million for the comparable period in 2001. The increase was primarily due to the higher sales, additional sales and merchandising personnel and higher distribution costs. Distribution costs increased significantly as the Company transitioned to a unitized delivery mode for many of its nursery products.

               GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses of $19.4 million for the nine months ended September 30, 2002 decreased $0.4 million, or 2.0%, from $19.8 million for the comparable period in 2001. The decrease is primarily attributable to efforts by the Company to control costs, improve efficiencies and consolidate many of its operational activities.

               OTHER OPERATING INCOME. Other operating income of $2.1 million for the nine months ended September 30, 2002 represents primarily the net gain from the sale of our property in Hillsboro, Oregon.

               OPERATING INCOME. Operating income of $48.4 million for the nine months ended September 30, 2002 decreased $0.5 million, or 1.0%, from $48.9 million for the comparable period in 2001. As a percentage of net sales, operating income decreased to 16.4% from 17.2% due primarily to the lower gross margins and the higher selling and distribution costs as discussed above.

               OTHER EXPENSES. Other expenses of $25.4 million for the nine months ended September 30, 2002 decreased $5.7 million, or 18.3%, from $31.1 million for the comparable period in 2001. The decrease was primarily attributable to lower interest expenses and a mark-to-market charge of $2.8 million relating to the Company's $75.0 million interest rate swap agreement as compared to a charge of $4.8 million for the comparable period in 2001. This adjustment results from the quarterly change in the swap's valuation, which is based on long-term interest rate expectations. Interest expense was $3.7 million lower, which resulted from using the net proceeds from the sale of the Sun Gro business and the sale of an additional 22.5 acres of land to reduce debt. As a result of the debt reduction, interest expense is expected to be lower during the remainder of 2002 when compared to 2001.

               INCOME TAX PROVISION. The Company's effective income tax rate was 41.0% and 40.9% for the nine months ended September 30, 2002 and 2001, respectively.

               INCOME FROM CONTINUING OPERATIONS. Income from continuing operations of $13.6 million for the nine months ended September 30, 2002 increased $3.1 million from income of $10.5 million for the comparable period in 2001. The increase was primarily due to lower other expenses, the net gain from the sale of the Oregon property and the Company no longer amortizing goodwill under the provisions of SFAS 142 as discussed above.

               (LOSS) INCOME FROM DISCONTINUED OPERATIONS. The loss from discontinued operations of $1.7 million includes a loss of $1.5 million, net of tax, from the sale of the Sun Gro business and a loss of $0.5 million from the operations of Sun Gro through the date of sale.

               EXTRAORDINARY ITEM. The extraordinary item of $1.0 million, net of tax, represents the write-off of unamortized financing costs resulting from the early extinguishment of debt which occurred as a result of using the net proceeds received from the sale of the Sun Gro business to pay down outstanding debt before its maturity.

               NET INCOME. Net income decreased to $10.8 million for the nine months ended September 30, 2002 compared to $15.2 million in the comparable period in 2001 primarily due to the loss from discontinued operations and the extraordinary item as discussed above.

         LIQUIDITY AND CAPITAL RESOURCES

                  The Company has historically satisfied its working capital requirements through operating cash flow and seasonal borrowings under its revolving credit facilities. Due to the highly seasonal nature of its operations, the Company historically borrows under its revolving credit facilities to fund peak needs.

                  On March 27, 2002, the Company completed the sale of the Sun Gro business and received net proceeds of approximately $120 million, which were used to pay down outstanding bank debt. In addition, the Company completed the sale of 22.5 acres of land located in Hillsboro, Oregon in March 2002, and used the net proceeds of approximately $2.9 million to pay down outstanding bank debt.

                  The Company used $107.9 million of the proceeds from the sale of the Sun Gro business and the sale of land to reduce long-term debt with the remaining amount of $15.0 million used to reduce the amount outstanding under its working capital revolver.

                  The Company's net debt position (short and long term-debt) at September 30, 2002 was $241.5 million compared to net debt of $389.9 million at December 31, 2001, which included long-term debt from discontinued operations. The decrease in debt compared to December 31, 2001 was due to the Company using the net proceeds from the sale of the Sun Gro business and the sale of 22.5 acres in Hillsboro, Oregon to reduce debt.

                  Net cash provided by operating activities was $40.8 million for the nine months ended September 30, 2002 compared to $36.8 million for the comparable period in 2001 mainly due to increased cash generated from working capital changes. The improvement in working capital was mainly due to an improvement in Days Sales Outstanding and lower inventory volume growth. This was somewhat offset by a smaller increase in accounts payable and accrued liabilities compared to the same period in 2001. Because the Company's working capital improvement plan began in 2001, the 2001 comparable period was favorably impacted by a one-time improvement relating to a change in accounts payable and accrued liabilities. As part of the plan, the Company sought and obtained extended payment terms from a significant number of vendors. These factors thereby increased its accounts payable and accrued liabilities amounts for the nine months ended September 30, 2001.

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

                  Net cash provided by investing activities was $112.1 million for the nine months ended September 30, 2002 compared to a net use of cash of $21.6 million for the comparable period in 2001. The increase was primarily due to the proceeds received from the sale of the Sun Gro business and the sale of the Oregon property. In addition, capital expenditures were $11.1 million less than those for the comparable period in 2001.

                  Net cash used in financing activities was $152.9 million for the nine months ended September 30, 2002 compared to $15.2 million for the comparable period in 2001. The increase in net cash used was primarily related to the use of the proceeds from the sale of the Sun Gro business and the sale of the Oregon property to pay down outstanding bank debt in the amount of $107.9 million and to pay financing costs of $4.2 million.

                  The Company typically draws under its revolving credit facilities in the first and fourth quarters to fund its seasonal inventory buildup of green goods products and seasonal operating expenses. Approximately 74% of the Company's sales of nursery products occur in the first half of the year, generally allowing the Company to reduce borrowings under its revolving credit facilities in the second and third quarters. On November 8, 2002, the Company had unused borrowing capacity of $49.0 million under its $115.0 million working capital revolver facility within the Amended Senior Credit Facility. In addition, the Company had fully repaid its $30.0 million seasonal revolver facility which can only be utilized between February 1 and June 15.

                  The Company's capital expenditures were approximately $4.5 million for the nine months ended September 30, 2002 and included the continued implementation of our ERP information system, the completion of acreage expansion plans at our South Carolina facility, which we began in 2001, and the purchase of nursery related structures, machinery and equipment. The Company's capital expenditures for 2002 are expected to be approximately $7.5 to $8.0 million.

                  The Company's primary sources of liquidity are funds generated by operations and borrowings under its Amended Senior Credit Facility, which matures on December 31, 2004, as amended. As of September 30, 2002, this facility is comprised of a $115.0 million working capital revolver, a $30.0 million seasonal revolving loan commitment, which can only be utilized for the period between February 1 and June 15, a New Term Loan in the amount of $51.4 million and a Tranche B Term Loan in the amount of $51.1 million. Borrowings under the Amended Senior Credit Facility are secured by substantially all the Company's assets. The Amended Senior Credit Facility places various restrictions on the Company, including, but not limited to, limitations on the Company's ability to incur additional debt, limitations on capital expenditures and limitations on dividends the Company can pay to shareholders. The Amended Senior Credit Facility requires the Company to meet specific covenants and financial ratios. At the Company's option, the interest rate on the loans under the Amended Senior Credit Facility may be base rate loans, which is the higher of the prime rate or the rate which is 1/2 of 1% in excess of the federal funds effective rate, or Eurodollar rate loans.

                  Base rate loans under the working capital revolving loan and the New Term Loan bear interest at the base rate plus an additional amount which ranges from 1.00% to 3.00%, depending on the Company's consolidated leverage ratio. Base rate loans under the seasonal working capital revolver bear interest at the base rate plus 2.25% and under the Tranche B Term Loan at the base rate plus an additional amount between 2.75% and 3.00%, depending on the Company's consolidated leverage ratio. Currently, the applicable margin for base rate loans is
         (i) 3.00% for working capital revolving loans, (ii) 3.00% for the New Term Loan and (iii) 3.00% for the Tranche B Term Loan.

                  Eurodollar rate loans under the working capital revolving loan and the New Term Loan bear interest at the Eurodollar rate plus an additional amount that ranges from 2.00% to 4.00%, depending on the Company's consolidated leverage ratio. Eurodollar rate loans under the seasonal working capital revolver bear interest at the Eurodollar rate plus 3.25% and under the Tranche B Term Loan at the Eurodollar rate plus an additional amount between 3.75% and 4.00%, depending on the Company's consolidated leverage ratio. Currently, the applicable margin for Eurodollar rate loans is (i) 4.00% for working capital revolving loans, (ii) 4.00% for the New Term Loan and (iii) 4.00% for the Tranche B Term Loan.

                  Principal repayments due under the Company's Amended Senior Credit Facility total $17.5 million in 2003 and $84.9 million in 2004. The expiration of the Company's seasonal working capital facility has been extended to June 15, 2004. Madison Dearborn Capital Partners, L.P. ("MDCP"), our principal shareholder, provided a guarantee for the extension of the $30.0 million seasonal revolving loan commitment under the Amended Senior Credit Facility.

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

                  The Notes currently bear interest at 12.75% per annum, and the indenture pursuant to which the Notes were issued imposes a number of restrictions on our operating subsidiaries, including their ability to incur additional indebtedness, to make certain restricted payments (including dividends to the Company), to make certain asset dispositions, to incur additional liens and to enter into significant transactions. A breach of a material term of the indenture for the Notes or other material indebtedness that results in the acceleration of the indebtedness under the Notes also constitutes an event of default under the Amended Senior Credit Facility. In addition, the Company is obligated to pay a premium at maturity equal to 5.00% of the principal amount of the Notes to be repaid. The Company is accreting this premium over the term of the maturity of the Notes as additional interest expense. At September 30, 2002, the amount of the premium was $1.6 million and, based on the $78.0 million of Notes outstanding, is expected to be $3.9 million upon maturity.

                  At September 30, 2002, the Company had the following contractual obligations (payments due by period, in millions):

                             2002       2003       2004       2005       Total
                             ----       ----       ----       ----       -----
Tranche B Term Loan         $ --      $  --      $  51.1    $  --      $   51.1
New Term Loan                 --         17.5       33.8       --          51.3
Senior Subordinated Notes     --         --         --         81.9        81.9
Other obligations             --          0.2       --         --           0.2
                            -------   --------   --------   --------   ---------
Total                       $  0.0    $  17.7    $  84.9    $  81.9    $  184.5
                            =======   ========   ========   ========   =========

                  Hines does not have any off balance sheet financing or any financial arrangements with any related parties, except for operating leases, which are disclosed in the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K.

                  In our opinion, cash generated by operations and from borrowings available under the Amended Senior Credit Facility will be sufficient to meet the Company's anticipated working capital, capital expenditures and debt service requirements as the Company's business is currently conducted through 2002 and thereafter for the next twelve months. However, we cannot ensure that we will generate sufficient cash flow from operations, that anticipated operating improvements will be realized on schedule or at all, or that future borrowings will be available under our credit facility in amounts sufficient to pay indebtedness or fund our liquidity needs. Actual results of operations will depend on numerous factors, many of which are beyond our control. We cannot ensure that we will be able to refinance any indebtedness, including our amended credit facility, on commercially reasonable terms or at all.

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

         SUDDEN OAK DEATH

                  Sudden Oak Death (SOD) is caused by a fungus-like pathogen recently identified by University of California scientists and named PHYTOPHTHORA RAMORUM. Since its appearance in 1995, SOD has killed tens of thousands of coast live oak, black oak, tan oak and Shreve oak in Northern California. It can also infect leaves and branches of rhododendron, buckeye, madrone, manzanita, bigleaf maple, bay laurel, and evergreen huckleberry. Most recently, both saplings of Redwood and Douglas Fir trees have been found to be susceptible. To date, SOD has been identified in 12 California counties and has been confirmed in a small town in southwest Oregon.

                  Restrictive regulation of soil media containing Redwood and/or Douglas Fir sawdust by the U.S. Department of Agriculture or California Department of Forest & Agriculture could cause declines in net sales and operating income that could have a material adverse effect on the Company given that our California nursery operations utilize soil media containing Redwood and/or Douglas Fir sawdust. At this point in time, it is not clear how the USDA/CDFA will regulate soil media. Currently, there is no scientific data that indicates that P. RAMORUM is present in sawdust, but Redwoods and Douglas Firs are on the host list as discussed above. We are currently undergoing studies growing plants in alternatives to Redwood and/or Douglas Fir sawdust. We are also working closely with local, state and federal researchers on an effective treatment for P. RAMORUM in a nursery operation. There is no known or accepted treatment for wide-scale infection of this disease at this time nor is it known how this disease is spread.

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

         KMART BANKRUPTCY

                  Kmart, one of our top customers, filed for bankruptcy relief under Chapter 11 of the bankruptcy code on January 22, 2002. Following such filing, we recommenced shipping products to Kmart. If Kmart does not successfully emerge from its bankruptcy reorganization, the loss of, or reduction in, orders or the Company's inability to collect accounts receivables from Kmart, could have a material adverse effect on the Company, its business and operations During the nine months ended September 30, 2002 the Company's net sales to Kmart were approximately $7.6 million, a decrease of $7.4 million from the comparable period in 2001.

                  The Company recently proposed a modification of the terms under which it makes sales to Kmart, which they declined. Accordingly, the Company believes that this is likely to further reduce future sales to Kmart. As noted above, for the nine months ended September 30, 2002 the Company had approximately $7.6 million of sales to Kmart and for the three-month period ended December 31, 2001 had net sales of approximately $1.9 million to Kmart.

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

         MADISON DEARBORN CAPITAL PARTNERS, L.P. OWNS APPROXIMATELY 54% OF THE OUTSTANDING COMMON SHARES OF HINES ON A FULLY DILUTED BASIS.

                  Madison Dearborn Capital Partners, L.P. ("MDCP") owns approximately 54% of the outstanding commons shares of Hines on a fully diluted basis and has sufficient voting power to control, or at the least, significantly influence the election of directors and the approval of other actions requiring the approval of our shareholders.

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

                  In May 2000, the Company entered into an interest rate swap and cap agreement ("interest rate agreement") to hedge $75.0 million of its loan facility. The interest rate agreement effectively changes the Company's exposure on its variable rate interest payments to fixed rate interest payments of 7.13% based on the 3-month LIBOR rate in effect at the beginning of each quarterly period, with a maximum rate of 8%. The interest rate agreement matures in February 2005. At September 30, 2002, the estimated fair value of the Company's obligation under the interest rate agreement was $9.2 million. For the nine months ended September 30, 2002, the Company recognized a pre-tax loss of $2,043 reported as interest rate swap agreement expense related to the change in the fair value of the interest rate agreement. In addition, for the twelve months ending December 31, 2002, the Company anticipates that $0.6 million, net of tax, will be amortized as interest rate agreement expense related to the $2.3 million cumulative after-tax charge made to Accumulated Other Comprehensive Income on January 1, 2001.

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

ITEM 4.           CONTROLS AND PROCEDURES

                  Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Exchange Act Rule 15d-14(c). Based upon that evaluation, the Company's President and Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in enabling the Company to record, process, summarize and report information required to be included in the Company's periodic SEC filings within the required time period. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

PART II.  OTHER INFORMATION


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



   Items 1, 2, 3, 4 and 5 of Part II are not applicable and have been omitted.

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

Date:  November 14, 2002



                                 CERTIFICATIONS

I, Stephen P. Thigpen, certify that:

1.       I have reviewed this quarterly report on Form 10-Q of Hines
         Horticulture, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: November 14, 2002               By: /S/ STEPHEN P. THIGPEN
                                          ---------------------------
                                          Stephen P. Thigpen
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)

I, Claudia M. Pieropan, certify that:

1.       I have reviewed this quarterly report on Form 10-Q of Hines
         Horticulture, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: November 14, 2002              By:  /S/ CLAUDIA M. PIEROPAN
                                          -----------------------------------
                                          Claudia M. Pieropan
                                          Chief Financial Officer, Secretary and
                                          Treasurer
                                          (Principal Financial Officer)