Form 10-Q/A
period 2002-03-31
HINES HORTICULTURE INC
filed 2003-04-11
CIK 1003515

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q/A

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

                         EXPLANATORY NOTE - RESTATEMENT

Hines Horticulture, Inc. (the "Company") is filing this amendment to its quarterly report on Form 10-Q in order to restate its consolidated financial statements for the first quarter of fiscal 2002. This restatement reflects (i) an adjustment in the amount of $5,236,000 to the loss from discontinued operations net of tax as a result of a reclassification of the cumulative foreign currency translation adjustment in accumulated other comprehensive income to the loss from discontinued operations and (ii) an adjustment in the amount of $3,198,000 to the loss from discontinued operations, net of tax that had been previously recorded in the quarter ended June 30, 2002 and will now be recorded in the quarter ended March 31, 2002. This adjustment resulted from changes in estimates related to working capital and other adjustments, which occurred subsequent to the sale. The net effect of these adjustments for the first quarter of fiscal 2002 is an $8,434,000 decrease to the income from discontinued operations, from an income of $1,456,000 as previously reported to a restated loss of $6,978,000. The impact of this restatement on the financial statements for the fiscal quarter ended March 31, 2002, is summarized in Note 8 to the consolidated financial statements contained herein.

In addition, effective January 1, 2002, Hines adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). Under SFAS No. 142, goodwill will no longer be amortized, but will be subject to a periodic test for impairment based upon fair values. SFAS No. 142 requires that goodwill be tested annually for impairment using a two-step process. The first step is to identify a potential impairment. The second step is to measure the amount of the impairment loss. In the year of adoption, the initial testing must be done as of the beginning of the fiscal year. For this transition testing, the first step must be completed within six months and the second step must be completed by the end of the Company's fiscal year.

The Company completed the first step of the transition testing by June 30, 2002 and completed the second step by December 31, 2002. As a result, the pre-tax impairment charge related to goodwill as of January 1, 2002 was determined to be $78,757,000. As required by SFAS No. 142, the impairment charge was recorded net of its associated $23,609,000 tax benefit in the first quarter as a cumulative change in accounting principle, effective as of January 1, 2002. Net income has been reduced by the amount of the after-tax impairment charge.

                                      INDEX

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements                                           Page No.
                                                                        --------

            Consolidated Balance Sheets as of
            March 31, 2002 (unaudited) and December 31, 2001                 4

            Consolidated Statements of Operations for the Three
            Months Ended March 31, 2002 and 2001 (unaudited)                 5

            Consolidated Statements of Cash Flows for the
            Three Months Ended March 31, 2002 and 2001 (unaudited)           6

            Notes to the Consolidated Financial Statements                   7

Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                        18

Item 3.  Quantitative and Qualitative Disclosures About Market Risk          32

                     PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                    33

         Signature                                                           33

Note: Items 1, 2, 3, 4 and 5 of Part II are omitted because they are not applicable.

                                    HINES HORTICULTURE, INC.
                                  CONSOLIDATED BALANCE SHEETS
                              March 31, 2002 and December 31, 2001
                           (Dollars in thousands, except share data)

ASSETS                                                            March 31,       December 31,
------                                                               2002             2001
                                                                -------------     -------------
                                                                 (Restated)
                                                                (Unaudited)

                      CURRENT ASSETS:
        Cash                                                    $         --      $         --
        Accounts receivable, net of allowance for
           doubtful accounts of $1,269 and $1,303                     60,134            28,182
        Inventories                                                  182,960           164,675
        Prepaid expenses and other current assets                      9,527             2,322
        Assets of discontinued operations                                 --            40,134
                                                                -------------     -------------

                                       Total current assets          252,621           235,313

FIXED ASSETS, net of accumulated depreciation
   and depletion of $31,794 and $30,106                              141,132           142,387
DEFERRED FINANCING EXPENSES, net of
   accumulated amortization of $9,511 and $8,357                       9,831             8,317
ASSETS OF DISCONTINUED OPERATIONS                                         --            95,029
DEFFERED INCOME TAX                                                   18,059             7,727

GOODWILL                                                              42,784           121,371
                                                                -------------     -------------

                                                                $    464,427      $    610,144
                                                                =============     =============

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

                   CURRENT LIABILITIES:
        Accounts payable                                        $     23,579      $     12,824
        Accrued liabilities                                           20,740             8,450
        Accrued payroll and benefits                                   6,693             7,091
        Accrued interest                                               3,240             2,904
        Long-term debt, current portion                                   84            43,159
        Borrowings on revolving credit facility                      121,250           100,000
        Liabilities of discontinued operations                            --            37,097
        Deferred income taxes                                         68,167            64,874
                                                                -------------     -------------

                                  Total current liabilities          243,753           276,399
                                                                -------------     -------------

LONG-TERM DEBT                                                       181,857           209,639

DERIVATIVE LIABILITY                                                   5,865             7,117


LIABILITIES OF DISCONTINUED OPERATIONS                                    --            28,244

COMMITMENTS AND CONTINGENCIES                                             --                --

SHAREHOLDERS' EQUITY
        Common Stock
           Authorized - 60,000,000 shares  $.01 par value;
           Issued and outstanding - 22,072,549 shares
           at March 31, 2002 and December 31, 2001                       221               221

        Additional paid in capital                                   128,781           128,781
        Notes receivable from stock sales
        Deficit                                                      (94,415)          (33,282)
        Accumulated other comprehensive loss                          (1,635)           (6,975)
                                                                -------------     -------------

                                 Total shareholders' equity           32,952            88,745
                                                                -------------     -------------

                                                                $    464,427      $    610,144
                                                                =============     =============

    The accompanying notes are an integral part of these consolidated financial statements.

                                            Page 4

                                 HINES HORTICULTURE, INC.
                           CONSOLIDATED STATEMENTS OF OPERATIONS
                        Three Months Ended March 31, 2002 and 2001
                         (Dollars in thousands, except share data)
                                        (Unaudited)

                                                                2002              2001
                                                           -------------     -------------
                                                            (Restated)
Sales, net                                                 $     68,723      $     67,757
Cost of goods sold                                               34,316            32,714
                                                           -------------     -------------
    Gross profit                                                 34,407            35,043
                                                           -------------     -------------

Selling and distribution expenses                                20,736            19,253
General and administrative expenses                               5,501             5,092
Other operating income                                           (2,103)               --
Amortization of goodwill                                             --               885
                                                           -------------     -------------
    Total operating expenses                                     24,134            25,230
                                                           -------------     -------------

    Operating income                                             10,273             9,813

Other expenses
   Interest                                                       6,711             8,188
   Interest rate swap agreement (income) expense                 (1,014)            1,992
   Amortization of deferred financing expenses                    1,154             1,139
                                                           -------------     -------------
                                                                  6,851            11,319
                                                           -------------     -------------
Income (loss) before provision for income taxes,
  discontinued operations, extraordinary item
  and cumulative change in accounting principle                   3,422            (1,506)
Income tax provision (benefit)                                    1,403              (616)
                                                           -------------     -------------

Income (loss) from continuing operations                          2,019              (890)
                                                           -------------     -------------

(Loss) income from discontinued operations, net of tax
     expense of $13,081 and $1,447                               (6,978)            2,092
                                                           -------------     -------------
Extraordinary item, net of tax benefit of $713                   (1,026)               --
                                                           -------------     -------------
Cumulative effect of change in accounting
   principle, net of tax benefit of $23,609                     (55,148)               --
                                                           -------------     -------------

Net (loss) income                                          $    (61,133)     $      1,202
                                                           =============     =============


Basic and diluted earnings per share:

Income (loss) per common share from
  continuing operations                                    $       0.09      $      (0.04)
(Loss) income per common share from
  discontinued operations                                  $      (0.32)     $       0.09
Extraordinary item                                         $      (0.05)     $       0.00
Cumulative effect of change in accounting principle        $      (2.49)     $       0.00
                                                           -------------     -------------

Net (loss) income per common share                         $      (2.77)     $       0.05
                                                           =============     =============

Weighted average shares outstanding--Basic                   22,072,549        22,072,549
                                                           =============     =============
Weighted average shares outstanding--Diluted                 22,104,455        22,072,549
                                                           =============     =============

  The accompanying notes are an integral part of these consolidated financial statements.

                                          Page 5

                                    HINES HORTICULTURE, INC.
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           Three Months Ended March 31, 2002 and 2001
                           (Dollars in thousands, except share data)
                                           (Unaudited)

                                                                      2002              2001
                                                                 -------------     -------------
                                                                   (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
    Net (loss) income                                            $    (61,133)     $      1,202
    Income (loss) from discontinued operations                          6,978            (2,092)
    Adjustments to reconcile net income to
      net cash provided by operating activities -
         Cumulative effect of change in accounting principle           55,148                --
         Depreciation, depletion and amortization                       2,208             2,910
         Amortization of deferred financing costs                       1,154             1,139
         Interest rate swap agreement (income) expense                 (1,014)            1,992
         Gain on sale of assets                                        (2,103)               --
         Extraordinary item (net of tax)                                1,026                --
         Deferred income taxes                                          1,402              (616)
                                                                 -------------     -------------
                                                                        3,666             4,535
Change in working capital accounts
    Accounts receivable                                               (31,952)          (31,994)
    Inventories                                                       (18,285)          (17,312)
    Prepaid expenses and other current assets                            (558)             (343)
    Accounts payable and accrued liabilities                           11,783            18,504
                                                                 -------------     -------------
      Change in working capital accounts                              (39,012)          (31,145)
                                                                 -------------     -------------

Net cash used in operating activities                                 (35,346)          (26,610)

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of fixed assets                                           (1,730)           (4,089)
    Net cash used in discontinued operations                           (6,520)             (782)
    Proceeds from sale of discontinued operations                     131,538                --
    Proceeds from sale of fixed assets                                  3,116                --
    Acquisitions, adjusted                                               (170)               --
                                                                 -------------     -------------
        Net cash provided by (used in) investing activities           126,234            (4,871)
                                                                 -------------     -------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Borrowings on revolving line of credit                             76,432            42,400
    Repayments on revolving line of credit                            (55,182)          (10,900)
    Repayments of long-term debt                                     (107,938)              (19)
    Deferred financing costs incurred                                  (4,200)               --
                                                                 -------------     -------------
        Net cash (used in) provided by financing activities           (90,888)           31,481
                                                                 -------------     -------------


NET DECREASE IN CASH                                                       --                --

CASH, beginning of period                                                  --                --
                                                                 -------------     -------------

CASH, end of period                                              $         --      $         --
                                                                 =============     =============


Supplemental disclosure of cash flow information:
    Cash paid for interest                                       $      7,625      $      5,709
    Cash paid for income taxes                                   $         --      $        203

     The accompanying notes are an integral part of these consolidated financial statements.

                                             Page 6

                            HINES HORTICULTURE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                             MARCH 31, 2002 AND 2001
                                   (UNAUDITED)

1.       Description of Business:
         ------------------------

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

               During December 2001, the Company's Board of Directors approved and authorized management to proceed with a planned sale of Sun Gro Horticulture Canada, Ltd. and the assets of Sun Gro Horticulture, Inc. to a Canadian income fund (the "Fund"). On March 27, 2002, the Company sold the assets of Sun Gro Horticulture, Inc. and the stock of Sun Gro Horticulture Canada Ltd., its growing media business, to the Sun Gro Horticulture Income Fund, a newly established Canadian income fund. The assets sold included 14 facilities located across Canada and the United States and control of approximately 50,000 acres of peat bogs in Canada. Hines will no longer harvest, produce or sell peat moss or have the rights to the Sunshine, Parkland Fairway, Black Gold, Lakeland Grower, Alberta Rose, Nature's and Gardener's Gold trade names. Hines received net proceeds of approximately $119,000 from the sale, which were used to pay down outstanding bank debt. The Company recognized a loss from discontinued operations of $6,978, net of tax, related to the sale of its growing media business for the three months ended March 31, 2002. The Company's current operations consist solely of its Nursery and Color divisions.

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

         Refer to Note 9 "Guarantor/ Non-guarantor Disclosures" for information about the Company's guarantors and segments for the three months ended March 31, 2002.

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

4.       Adoption Of Accounting Pronouncements:
         --------------------------------------

               Effective January 1, 2002, Hines adopted the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). Under SFAS No. 142, goodwill will no longer be amortized, but will be subject to a periodic test for impairment based upon fair values. SFAS No. 142 requires that goodwill be tested annually for impairment using a two-step process. The first step is to identify a potential impairment. The second step is to measure the amount of the impairment loss. In the year of adoption, the initial testing must be done as of the beginning of the fiscal year. For this transition testing, the first step must be completed within six months and the second step must be completed by the end of the Company's fiscal year.

               The Company completed the first step of the transition testing by June 30, 2002 and completed the second step by December 31, 2002. As a result, the pre-tax impairment charge related to goodwill as of January 1, 2002 was determined to be $78,757. As required by SFAS No. 142, the impairment charge was recorded net of its associated $23,609 tax benefit in the first quarter as a cumulative change in accounting principle, effective as of January 1, 2002. Net income has been reduced by the amount of the after-tax impairment charge.

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

5.       Inventories:
         ------------

                  Inventories consisted of the following:

                                                  March 31,   December 31,
                                                     2002         2001
                                                  ---------    ---------

         Nursery stock                            $171,495     $155,096
         Material and supplies                      11,465        9,579
                                                  ---------    ---------
         Inventory from continuing operations      182,960      164,675
         Discontinued operations                        --       14,054
                                                  ---------    ---------
         Total inventory                          $182,960     $178,729
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

                                           Three Months Ended March 31,
                                           ----------------------------
                                              2002              2001
                                          ------------     ------------
                                           (Restated)

         Net (loss) income                $   (61,133)     $     1,202
         Cumulative foreign currency
             translation adjustments               --           (1,359)
         Transaction impact upon
             adoption of FAS 133                   --           (2,334)
         Loss on derivatives
             reclassified to earnings             140              139
                                          ------------     ------------
         Comprehensive loss               $   (60,993)     $    (2,352)
                                          ============     ============


7.       New Accounting Pronouncements:
         ------------------------------

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

8.       Restatement:
         ------------

               The Company has restated its consolidated financial statements for the first quarter of fiscal 2002. This restatement reflects an adjustment in the amount of $5,236 to the loss from discontinued operations net of tax as a result of a reclassification of the cumulative foreign currency translation adjustment in accumulated other comprehensive income to the loss from discontinued operations, and an adjustment in the amount of $3,198 to the loss from discontinued operations, net of tax that had been previously recorded in the quarter ended June 30, 2002 and will now be recorded in the quarter ended March 31, 2002. The net effect of these adjustments for the first quarter of fiscal 2002 is a $8,434 decrease to the income from discontinued operations, from a income of $1,456 as previously reported to a restated loss of $6,978.

               In addition, effective January 1, 2002, Hines adopted the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). Under SFAS No. 142, goodwill will no longer be amortized, but will be subject to a periodic test for impairment based upon fair values. SFAS No. 142 requires that goodwill be tested annually for impairment using a two-step process. The first step is to identify a potential impairment. The second step is to measure the amount of the impairment loss. In the year of adoption, the initial testing must be done as of the beginning of the fiscal year. For this transition testing, the first step must be completed within six months and the second step must be completed by the end of the Company's fiscal year.

               The Company completed the first step of the transition testing by June 30, 2002 and completed the second step by December 31, 2002. As a result, the pre-tax impairment charge related to goodwill as of January 1, 2002 was determined to be $78,757. As required by SFAS No. 142, the impairment charge was recorded net of its associated $23,609 tax benefit in the first quarter as a cumulative change in accounting principle, effective as of January 1, 2002. Net income has been reduced by the amount of the after-tax impairment charge.

                                                        Three Months Ended March 31, 2002
                                                        ---------------------------------
                                                         (As Reported)     (As Restated)
                                                         -------------     -------------
         Sales, net                                      $     68,723      $     68,723
         Cost of goods sold                                    34,316            34,316
                                                         -------------     -------------
            Gross profit                                       34,407            34,407

         Total operating expenses                              24,134            24,134
                                                         -------------     -------------

         Operating income                                      10,273            10,273
         Other expenses                                         6,851             6,851
                                                         -------------     -------------

         Income before provision for income taxes               3,422             3,422
         Income tax provision                                   1,403             1,403
                                                         -------------     -------------
         Income from continuing operations                      2,019             2,019
         Income (loss) from discontinued
            operations, net of tax                              1,456            (6,978)
         Extraordinary item, net of tax benefit                (1,026)           (1,026)
         Cumulative effect of change in accounting
            principle, net of tax                                  --           (55,148)
                                                         -------------     -------------

         Net income (loss)                               $      2,449      $    (61,133)
                                                         =============     =============



         Basic and diluted earnings per share:
           Income per common share from
             continuing operations                       $       0.09      $       0.09
           Income (loss) per common share from
             discontinued operations                     $       0.07      $      (0.32)
           Extraordinary item                            $      (0.05)     $      (0.05)
           Cumulative effect of change in accounting
             Principle                                   $       0.00      $      (2.49)
                                                         -------------     -------------
         Net income (loss) per common share              $       0.11      $      (2.77)
                                                         =============     =============


                                                                 March 31, 2002
                                                         -------------------------------
                                                         (As Reported)     (As Restated)
                                                         -------------     -------------

         Total current assets                            $    252,621      $    252,621
         Fixed assets, net                                    141,132           141,132
         Deferred financing expenses, net                       9,831             9,831
         Deferred income taxes                                     --            18,059
         Goodwill, net                                        121,541            42,784
                                                         -------------     -------------
         Total assets                                    $    525,125      $    464,427
                                                         =============     =============

         Total current liabilities                       $    238,553      $    243,753
         Long-term debt                                       181,857           181,857
         Interest rate swap agreement                           5,865             5,865
         Deferred income taxes                                  7,552                --
         Shareholder's Equity
           Common stock                                           221               221
           Additional paid-in capital                         128,781           128,781
           Deficit                                            (30,833)          (94,415)
           Accumulated other comprehensive loss                (6,871)           (1,635)
                                                         -------------     -------------
         Total shareholders' equity                            91,298            32,952
                                                         -------------     -------------
         Total liabilities and shareholders' equity      $    525,125      $    464,427
                                                         =============     =============

9.       Segment Information and Guarantor/Non-Guarantor Disclosures:
         ------------------------------------------------------------

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

                                            GUARANTOR / NON-GUARANTOR DISCLOSURES
                                                 Consolidating Balance Sheet
                                                     As of March 31, 2002
                                                    (Dollars in thousands)

                                                -----------------------------------------------------------------------------
                                                                  Nursery      Growing Media
                                                                  Segment         Segment
                                                                              (DISCONTINUED
                                                                                OPERATIONS)
                                                -----------------------------------------------------------------------------
                                                    Hines
                                                Horticulture       Hines
                                                   (Parent       Nurseries        Sun Gro                       Consolidated
                                                 Guarantor)       (Issuer)      Horticulture    Eliminations        Total
                                                -----------------------------------------------------------------------------
       ASSETS                                    (Restated)       (Restated)                     (Restated)       (Restated)
Current assets:
    Cash                                        $         --    $         --    $         --    $         --    $         --
    Accounts receivable, net                              --          60,134              --              --          60,134
    Inventories                                           --         182,960              --              --         182,960
    Prepaid expenses and other current assets             --           9,527           8,214          (8,214)          9,527
    Deferred income taxes                                 --              --              --              --              --
                                                -----------------------------------------------------------------------------
                        Total current assets    $         --    $    252,621    $      8,214    ($     8,214)   $    252,621
                                                -----------------------------------------------------------------------------

Fixed assets, net                                         --         141,132              --              --         141,132
Deferred financing expenses, net                         113           9,718              --              --           9,831
Goodwill, net                                             --          42,784              --              --          42,784
Deferred income taxes                                  2,875          46,476              --         (31,292)         18,059
Investments in subsidiaries                           37,796              --              --         (37,796)             --
                                                -----------------------------------------------------------------------------
                                                $     40,784    $    492,731    $      8,214    ($    77,302)   $    464,427
                                                =============================================================================

    LIABILITIES AND SHAREHOLDERS' EQUITY
    ------------------------------------

Current liabilities:
    Accounts payable                            $         --    $     23,579    $         --    $         --    $     23,579
    Accrued liabilities                                   --          20,740           8,214          (8,214)         20,740
    Accrued payroll and benefits                          --           6,693              --              --           6,693
    Accrued interest                                      --           3,240              --              --           3,240
    Long-term debt, current portion                       --              84              --              --              84
    Borrowings on revolving credit facility               --         121,250              --              --         121,250
    Deferred income taxes                                 --          62,512              --           5,655          68,167
    Intercompany accounts                              7,832          (7,832)             --              --              --
                                                -----------------------------------------------------------------------------
                   Total current liabilities           7,832         230,266           8,214          (2,559)        243,753
                                                -----------------------------------------------------------------------------

Long-term debt                                            --         181,857              --              --         181,857
Derivative liability                                      --           5,865              --              --           5,865
Deferred income taxes                                     --          36,947              --         (36,947)             --
Shareholders' equity
    Common stock                                         221          17,971              --         (17,971)            221
    Additional paid in capital                       128,781          21,362              --         (21,362)        128,781
    Retained earnings (deficit)                      (94,415)             98              --             (98)        (94,415)
    Accumulated other comprehensive loss              (1,635)         (1,635)             --           1,635          (1,635)
                                                -----------------------------------------------------------------------------
                  Total shareholders' equity          32,952          37,796              --         (37,796)         32,952
                                                -----------------------------------------------------------------------------

                                                $     40,784    $    492,731    $      8,214    ($    77,302)   $    464,427
                                                =============================================================================

                                                           Page 14

                                     GUARANTOR / NON-GUARANTOR DISCLOSURES - (CONTINUED)
                                                 Consolidating Balance Sheet
                                                   As of December 31, 2001
                                                    (Dollars in thousands)

                                                -----------------------------------------------------------------------------
                                                                  Nursery      Growing Media
                                                                  Segment         Segment
                                                                               (DISCONTINUED
                                                                                OPERATIONS)
                                                -----------------------------------------------------------------------------
                                                   Hines
                                                Horticulture       Hines
                                                  (Parent         Nurseries        Sun Gro                      Consolidated
                                                 Guarantor)       (Issuer)       Horticulture   Eliminations        Total
                                                -----------------------------------------------------------------------------
       ASSETS

Current assets:
    Cash                                        $         --    $         --    $         --    $         --    $         --
    Accounts receivable, net                              --          28,182          22,878              --          51,060
    Inventories                                           --         164,675          14,054              --         178,729
    Prepaid expenses and other current assets             --           2,322           3,202              --           5,524
    Deferred income taxes                                 --              --             384            (384)             --
                                                -----------------------------------------------------------------------------
                     Total current assets       $         --    $    195,179    $     40,518    ($       384)   $    235,313
                                                -----------------------------------------------------------------------------

Fixed assets, net                                         --         150,638          67,651              --         218,289
Deferred financing expenses, net                         250           8,067              --              --           8,317
Goodwill, net                                             --         121,371          19,127              --         140,498
Deferred income taxes                                    253          28,417           3,153         (24,096)          7,727
Investments in subsidiaries                           96,038           4,115          12,308        (112,461)             --
                                                -----------------------------------------------------------------------------
                                                $     96,541    $    507,787    $    142,757    ($   136,941)   $    610,144
                                                =============================================================================
    LIABILITIES AND SHAREHOLDERS' EQUITY
    ------------------------------------

Current liabilities:
    Accounts payable                            $         --    $     12,824    $      5,840    $         --    $     18,664
    Accrued liabilities                                   --           8,450             879              --           9,329
    Accrued payroll and benefits                          --           7,091           2,139              --           9,230
    Accrued interest                                      --           2,904              --              --           2,904
    Long-term debt, current portion                       --          43,159          21,113              --          64,272
    Borrowings on revolving credit facility               --         100,000              --              --         100,000
    Deferred income taxes                                 --          64,874           7,510            (384)         72,000
    Intercompany accounts                              7,796         (58,993)         51,197              --              --
                                                -----------------------------------------------------------------------------
                Total current liabilities              7,796         180,309          88,678            (384)        276,399
                                                -----------------------------------------------------------------------------

Long-term debt                                            --         209,639          15,959              --         225,598
Interest rate swap agreement                              --           7,117              --              --           7,117
Deferred income taxes                                     --          20,943          15,438         (24,096)         12,285
Shareholders' equity
    Common stock                                         221          17,971          15,914         (33,885)            221
    Additional paid in capital                       128,781          21,362           7,666         (29,028)        128,781
    Retained earnings (deficit)                      (33,282)         52,221           4,302         (56,523)        (33,282)
    Accumulated other comprehensive loss              (6,975)         (1,775)         (5,200)          6,975          (6,975)
                                                -----------------------------------------------------------------------------
               Total shareholders' equity             88,745          89,779          22,682        (112,461)         88,745
                                                -----------------------------------------------------------------------------

                                                $     96,541    $    507,787    $    142,757    ($   136,941)   $    610,144
                                                =============================================================================

                                                           Page 15

                                          GUARANTOR / NON-GUARANTOR DISCLOSURES - CONTINUED
                                                Consolidating Statement of Operations
                                                For the quarter ended March 31, 2002
                                                       (Dollars in thousands)

                                                       -----------------------------------------------------------------------------
                                                                         Nursery     Growing Media
                                                                         Segment        Segment
                                                                                     (DISCONTINUED
                                                                                       OPERATIONS)
                                                       -----------------------------------------------------------------------------
                                                           Hines
                                                        Horticulture      Hines
                                                          (Parent       Nurseries        Sun Gro                       Consolidated
                                                         Guarantor)      (Issuer)      Horticulture    Eliminations        Total
                                                       -----------------------------------------------------------------------------
                                                         (Restated)     (Restated)      (Restated)      (Restated)      (Restated)
Sales, net                                             $         --    $     68,723    $     31,150    ($     1,583)   $     98,290
Cost of goods sold                                               --          34,316          16,929          (1,583)         49,662
                                                       -----------------------------------------------------------------------------
    Gross Profit                                                 --          34,407          14,221              --          48,628
Operating expenses                                            6,259          33,461         (10,720)             --          29,000
                                                       -----------------------------------------------------------------------------
    Operating (loss) income                                  (6,259)            946          24,941              --          19,628
                                                       -----------------------------------------------------------------------------
Other expenses:
   Interest                                                      --           6,419             528              --           6,947
   Interest - intercompany                                       --            (722)            722              --              --
  Amortization of deferred financing expenses, other         57,496          (1,200)             --         (55,142)          1,154
                                                       -----------------------------------------------------------------------------
                                                             57,496           4,497           1,250         (55,142)          8,101
                                                       -----------------------------------------------------------------------------
Income (loss) before provision for income taxes             (63,755)         (3,551)         23,691          55,142          11,527
Income tax (benefit) provision                               (2,622)         (2,366)         21,474                          16,486
                                                       -----------------------------------------------------------------------------
(Loss) income before extraordinary item                     (61,133)         (1,185)          2,217          55,142          (4,959)
Extraordinary item                                               --           1,026              --              --           1,026
Cumulative effect of change in accounting
   principle, net of tax                                         --          55,148              --              --          55,148
                                                       -----------------------------------------------------------------------------
Net (loss) income                                      ($    61,133)   ($    57,359)   $      2,217    $     55,142    ($    61,133)
                                                       =============================================================================


                                          GUARANTOR / NON-GUARANTOR DISCLOSURES - CONTINUED
                                                Consolidating Statement of Operations
                                                FOR THE QUARTER ENDED MARCH 31, 2001
                                                       (Dollars in thousands)

                                                       -----------------------------------------------------------------------------
                                                                         Nursery     Growing Media
                                                                         Segment        Segment
                                                                                     (DISCONTINUED
                                                                                       OPERATIONS)
                                                       -----------------------------------------------------------------------------
                                                           Hines
                                                        Horticulture      Hines
                                                          (Parent       Nurseries        Sun Gro                       Consolidated
                                                         Guarantor)      (Issuer)      Horticulture    Eliminations        Total
                                                       -----------------------------------------------------------------------------

Sales, net                                             $         --    $     67,757    $     42,827    ($     9,831)   $    100,753
Cost of goods sold                                               --          32,714          28,102          (9,831)         50,985
                                                       -----------------------------------------------------------------------------
    Gross Profit                                                 --          35,043          14,725              --          49,768
Operating expenses                                               --          25,230           8,874              --          34,104
                                                       -----------------------------------------------------------------------------
    Operating income                                             --           9,813           5,851              --          15,664
                                                       -----------------------------------------------------------------------------
Other expenses:
   Interest                                                     137          11,509           1,181              --          12,827
   Interest - intercompany                                       --          (1,131)          1,131              --              --
  Amortization of deferred financing expenses, other         (1,283)         (1,288)         (2,114)          5,489             804
                                                       -----------------------------------------------------------------------------
                                                             (1,146)          9,090             198           5,489          13,631
                                                       -----------------------------------------------------------------------------
Income before provision for income taxes                      1,146             723           5,653          (5,489)          2,033
Income tax provision                                            (56)           (560)          1,447              --             831
                                                       -----------------------------------------------------------------------------
Net income                                             $      1,202    $      1,283    $      4,206    ($     5,489)   $      1,202
                                                       =============================================================================

                                                              Page 16

                                       GUARANTOR / NON-GUARANTOR DISCLOSURES - CONTINUED
                                             Consolidating Statement of Cash Flows
                                              For the quarter ended March 31, 2002
                                                     (Dollars in thousands)
                                                    ---------------------------------------------------------------------------
                                                                      Nursery     Growing Media
                                                                      Segment        Segment
                                                                                  (DISCONTINUED
                                                                                   OPERATIONS)
                                                    ---------------------------------------------------------------------------
                                                        Hines
                                                     Horticulture      Hines
                                                       (Parent       Nurseries       Sun Gro                      Consolidated
                                                      Guarantor)      (Issuer)     Horticulture    Eliminations       Total
                                                    ---------------------------------------------------------------------------
Cash used in operating activities                   $         --   ($    36,157)   ($     3,235)   $         --   ($    39,392)
                                                    ---------------------------------------------------------------------------
Cash flows from investing activities:
     Purchase of fixed assets, net                            --          1,386          (2,503)             --         (1,117)
     Sales proceeds                                           --             --         131,538              --        131,538
     Acquistions, adjusted                                    --           (170)             --              --           (170)
                                                    ---------------------------------------------------------------------------
         Net cash used in investing activities                --          1,216         129,035              --        130,251
                                                    ---------------------------------------------------------------------------
Cash flows from financing activities:
     Proceeds from revolving line of credit                   --         21,250              --              --         21,250
     Intercompany advances (repayments)                       --         92,840         (92,840)             --             --
     Repayments of long-term debt                             --        (95,938)        (12,000)             --       (107,938)
     Deferred financing costs                                 --         (4,200)             --              --         (4,200)
     Dividends received (paid)                                --         20,989         (20,989)             --             --
                                                    ---------------------------------------------------------------------------
         Net cash provided by (used in) financing
           activities                                         --         34,941        (125,829)             --        (90,888)
                                                    ---------------------------------------------------------------------------
     Effect of exchange rate changes on cash and
       cash equivalents                                       --             --              29              --             29
                                                    ---------------------------------------------------------------------------
Net decrease in cash                                          --             --              --              --             --
Cash, beginning of year                                       --             --              --              --             --
                                                    ---------------------------------------------------------------------------
Cash, end of year                                   $         --   $         --    $         --    $         --   $         --
                                                    ===========================================================================


                                       GUARANTOR / NON-GUARANTOR DISCLOSURES - CONTINUED
                                             Consolidating Statement of Cash Flows
                                              For the quarter ended March 31, 2001
                                                     (Dollars in thousands)
                                                    ---------------------------------------------------------------------------
                                                                      Nursery     Growing Media
                                                                      Segment        Segment
                                                                                  (DISCONTINUED
                                                                                   OPERATIONS)
                                                    ---------------------------------------------------------------------------
                                                        Hines
                                                     Horticulture      Hines
                                                       (Parent       Nurseries       Sun Gro                      Consolidated
                                                      Guarantor)      (Issuer)     Horticulture    Eliminations       Total
                                                    ---------------------------------------------------------------------------
Cash used in operating activities                   $         --   ($    26,610)   ($     1,156)   $         --   ($    27,766)
                                                    ---------------------------------------------------------------------------

Cash flows from investing activities:
     Purchase of fixed assets, net                            --         (4,089)           (805)             --         (4,894)
                                                    ---------------------------------------------------------------------------
         Net cash used in investing activities                --         (4,089)           (805)             --         (4,894)
                                                    ---------------------------------------------------------------------------
Cash flows from financing activities:
     Proceeds from revolving line of credit                   --         31,500              --              --         31,500
     Intercompany advances (repayments)                       --           (782)            782              --             --
     Repayments of long-term debt                             --            (19)            (24)             --            (43)
                                                    ---------------------------------------------------------------------------
         Net cash provided by (used in) financing
           activities                                         --         30,699             758              --         31,457
                                                    ---------------------------------------------------------------------------
     Effect of exchange rate changes on cash and
       cash equivalents                                       --             --           1,203              --          1,203
                                                    ---------------------------------------------------------------------------
Net decrease in cash                                          --             --              --              --             --
Cash, beginning of year                                       --             --              --              --             --
                                                    ---------------------------------------------------------------------------
Cash, end of year                                   $         --   $         --    $         --    $         --   $         --
                                                    ===========================================================================

                                                            Page 17

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

         RESTATEMENT

               Hines Horticulture, Inc. (the "Company") is filing this amendment to its quarterly report on Form 10-Q in order to restate its consolidated financial statements for the first quarter of fiscal 2002. This restatement reflects (i) an adjustment in the amount of $5,236,000 to the loss from discontinued operations net of tax as a result of a reclassification of the cumulative foreign currency translation adjustment in accumulated other comprehensive income to the loss from discontinued operations and (ii) an adjustment in the amount of $3,198,000 to the loss from discontinued operations, net of tax that had been previously recorded in the quarter ended June 30, 2002 and will now be recorded in the quarter ended March 31, 2002. This adjustment resulted from changes in estimates related to working capital and other adjustments, which occurred subsequent to the sale. The net effect of these adjustments for the first quarter of fiscal 2002 is an $8,434,000 decrease to the income from discontinued operations, from an income of $1,456,000 as previously reported to a restated loss of $6,978,000. The impact of this restatement on the financial statements for the fiscal quarter ended March 31, 2002, is summarized in Note 8 to the consolidated financial statements contained herein.

               In addition, effective January 1, 2002, Hines adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). Under SFAS No. 142, goodwill will no longer be amortized, but will be subject to a periodic test for impairment based upon fair values. SFAS No. 142 requires that goodwill be tested annually for impairment using a two-step process. The first step is to identify a potential impairment. The second step is to measure the amount of the impairment loss. In the year of adoption, the initial testing must be done as of the beginning of the fiscal year. For this transition testing, the first step must be completed within six months and the second step must be completed by the end of the Company's fiscal year.

               The Company completed the first step of the transition testing by June 30, 2002 and completed the second step by December 31, 2002. As a result, the pre-tax impairment charge related to goodwill as of January 1, 2002 was determined to be $78,757,000. As required by SFAS No. 142, the impairment charge was recorded net of its associated $23,609,000 tax benefit in the first quarter as a cumulative change in accounting principle, effective as of January 1, 2002. Net income has been reduced by the amount of the after-tax impairment charge.

         SALE OF SUN GRO BUSINESS

               On March 27, 2002, the Company completed the sale of its growing media business to Sun Gro Horticulture Income Fund (the "Fund"), a newly established Canadian income fund. The assets sold included 14 facilities located across Canada and the United States and control of approximately 50,000 acres of peat bogs in Canada. Hines will no longer harvest, produce or sell peat moss or have the rights to the Sunshine, Parkland Fairway, Black Gold, Lakeland Grower, Alberta Rose, Nature's and Gardener's Gold trade names. Hines received net proceeds of approximately $119.0 million from the sale, which were used to pay down outstanding bank debt.

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

               ACCOUNTING FOR GOODWILL IMPAIRMENT: On January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). In accordance with this standard, goodwill has been classified as indefinite-lived assets no longer subject to amortization. Indefinite-lived assets are subject to impairment testing upon adoption of SFAS No. 142 and at least annually thereafter. In accordance with SFAS No. 142, this involves a two step process. First, the Company must determine if the carrying amount of equity exceeds the fair value based upon the quoted market price of the Company's common stock. If the Company determines that goodwill may be impaired, the Company compares the "implied fair value" of the goodwill, as defined by SFAS No. 142, to its carrying amount to determine the impairment loss, if any. The initial impairment analysis was completed in the fourth quarter of 2002. The Company recorded a one-time, non-cash charge of $55.1 million to reduce the carrying value of its goodwill. The Company has recognized this impairment charge as a cumulative effect of change in accounting principle.

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

               INCOME (LOSS) FROM CONTINUING OPERATIONS. Income from continuing operations of $2.0 million for the three months ended March 31, 2002 increased $2.9 million from a loss of $0.9 million for the comparable period in 2001. The increase was primarily due to higher operating income and lower interest expense as discussed above.

               (LOSS) INCOME FROM DISCONTINUED OPERATIONS. The restated loss from discontinued operations of $7.0 million includes a loss of $7.1 million, net of tax, from the sale of the Sun Gro business and income of $0.1 million from the operations of Sun Gro through the date of sale.

               EXTRAORDINARY ITEM. The extraordinary item of $1.0 million, net of tax, represents the write-off of unamortized financing costs resulting from the early extinguishment of debt which occurred as a result of using the net proceeds received from the sale of the Sun Gro business to pay down outstanding debt before its maturity.

               CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE. The cumulative effect of change in accounting principle of $55.1 million for the three months ended March 31, 2002 represents the goodwill impairment charge, net of tax, resulting from the Company's adoption of

         SFAS No. 142. The Company valued both the tangible and intangible assets and liabilities as of January 1, 2002. The difference between the implied fair value of goodwill and the book value goodwill led to a pre-tax charge of $78.8 million. A $23.6 million tax benefit was recorded in connection with the loss.

                  NET (LOSS) INCOME. The restated net loss increased to $61.1 million for the three months ended March 31, 2002 compared to a net income of $1.2 million in the comparable period in 2001 for the reasons indicated above.

         LIQUIDITY AND CAPITAL RESOURCES

                  The Company has historically satisfied its working capital requirements through operating cash flow and seasonal borrowings under its revolving credit facilities. Due to the highly seasonal nature of its operations, the Company historically borrows under its revolving credit facilities to fund peak needs.

                  On March 27, 2002, the Company completed the sale of the Sun Gro business and received net proceeds of approximately $119.0 million, which were used to pay down outstanding bank debt. In addition, in March 2002, the Company completed the sale of 22.5 acres of land located in Hillsboro, Oregon and used the net proceeds of approximately $2.9 million to pay down outstanding bank debt. The Company used $107.9 million of the proceeds from the sale of the Sun Gro business and the sale of land to reduce long-term debt with the remaining amount of $15.0 million used to reduce the amount outstanding under its working capital revolver.

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

                  At March 31, 2002, the Company had the following contractual obligations (payments due by period, in millions):

                                      2003     2004     2005     Total
                                    -------- -------- -------- ---------
         Tranche B Term Loan        $  --    $  51.1  $  --    $   51.1
         New Term Loan                 17.5     33.8     --        51.3
         Senior Subordinated Notes     --       --       81.9      81.9
         Other obligations              0.1      0.1     --         0.2
                                    -------- -------- -------- ---------
         Total                      $  17.6  $  85.0  $  81.9  $  184.5
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

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

         Exhibit 99.1 Certification of Chief Operating Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002. *

         Exhibit 99.2 Certification of Chief Financial Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002. *

         (b) Reports on Form 8-K

         Current Report on form 8-K dated April 10, 2002, setting forth the completion of the sale of all the issued and outstanding shares of Sun Gro Horticulture Canada Ltd. and certain rights and assets of Sun Gro Horticulture, Inc.

* Pursuant to Commission Release No. 33-8212, this certification will be treated as "accompanying" this Quarterly Report on Form 10-Q/A and not "filed" as part of such report for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of Section 18 of the Exchange Act and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.


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

Date: April 11, 2003
                                    Page 33

Date:  April 11, 2003
                                 CERTIFICATIONS

I, Robert A. Ferguson, certify that:

1. I have reviewed this quarterly report on Form 10-Q/A of Hines Horticulture, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.




Date: April 11, 2003                       By: /S/ ROBERT A. FERGUSON
                                               ---------------------------------
                                                   Robert A. Ferguson
                                                   Chief Operating Officer
                                                   (Principal Executive Officer)


I, Claudia M. Pieropan, certify that:

1. I have reviewed this quarterly report on Form 10-Q/A of Hines Horticulture, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.


Date: April 11, 2003                       By: /S/ CLAUDIA M. PIEROPAN
                                               ---------------------------------
                                                   Claudia M. Pieropan
                                                   Chief Financial Officer,
                                                   Secretary and Treasurer
                                                   (Principal Financial Officer)