Form 10-Q/A
period 2002-06-30
HINES HORTICULTURE INC
filed 2003-04-11
CIK 1003515

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

                         EXPLANATORY NOTE - RESTATEMENT

Hines Horticulture, Inc. (the "Company") is filing this amendment to its quarterly report on Form 10-Q in order to restate its consolidated financial statements for the second quarter of fiscal 2002. This restatement reflects an adjustment to the first quarter of fiscal 2002 in the amount of $5,236,000 to the loss from discontinued operations net of tax as a result of a reclassification of the cumulative foreign currency translation adjustment in accumulated other comprehensive income to the loss from discontinued operations and an adjustment to the second quarter of fiscal 2002 in the amount of $3,198,000 to the loss from discontinued operations, net of tax that had previously been recorded in the quarter ended June 30, 2002 and will now be recorded in the quarter ended March 31, 2002. This adjustment resulted from changes in estimates related to working capital and other adjustments, which occurred subsequent to the sale. The net effect of this adjustment for the second quarter of fiscal 2002 is a $3,198,000 decrease to the loss from discontinued operations, from a loss of $3,198,000 as previously reported to a restated nil loss or income from discontinued operations. The net effect of both these adjustments for the six months ended June 30, 2002 is a $5,236,000 increase to the loss from discontinued operations, from a loss of $1,742,000 as previously reported to a restated loss of $6,978,000. The impact of this restatement on the financial statements for the three and six months ended June 30, 2002, is summarized in Note 8 to the consolidated financial statements contained herein.

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

The Company completed the first step of the transition testing by June 30, 2002 and completed the second step by December 31, 2002. As a result, the pre-tax impairment charge related to goodwill as of January 1, 2002 was determined to be $78,757,000. As required by SFAS No. 142, the impairment charge was recorded net of its associated $23,609,000 tax benefit in the first quarter as a cumulative change in accounting principle, effective as of January 1, 2002. Net income for the six months ended June 30, 2002 has been reduced by the amount of the after-tax impairment charge.

                            HINES HORTICULTURE, INC.
                                      INDEX
                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements                                           Page No.
                                                                        --------
           Consolidated Balance Sheets as of
           June 30, 2002 (unaudited) and December 31, 2001                   4

           Consolidated Statements of Operations for the Three Months
           and Six Months Ended June 30, 2002 and 2001 (unaudited)           5

           Consolidated Statements of Cash Flows for the
           Six Months Ended June 30, 2002 and 2001 (unaudited)               6

           Notes to the Consolidated Financial Statements                    7

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                         18

Item 3.  Quantitative and Qualitative Disclosures About Market Risk          35

                           PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders                 36

Item 6.  Exhibits and Reports on Form 8-K                                    36

         Signature                                                           37

Note: Items 1, 2, 3 and 5 of Part II are omitted because they are not applicable.

                                    HINES HORTICULTURE, INC.
                                  CONSOLIDATED BALANCE SHEETS
                              June 30, 2002 and December 31, 2001
                           (Dollars in thousands, except share data)

ASSETS                                                             June 30,       December 31,
------                                                               2002             2001
                                                                -------------     -------------
                                                                 (Restated)
                                                                (Unaudited)
CURRENT ASSETS:
        Cash                                                    $        288      $         --
        Accounts receivable, net of allowance for
           doubtful accounts of $1,269 and $1,303                     72,190            28,182
        Inventories                                                  141,998           164,675
        Prepaid expenses and other current assets                      9,517             2,322
        Assets of discontinued operations                                 --            40,134
                                                                -------------     -------------

                                       Total current assets          223,993           235,313
                                                                -------------     -------------

FIXED ASSETS, net of accumulated depreciation
   and depletion of $33,891 and $30,106                              140,628           142,387
DEFERRED FINANCING EXPENSES, net of
   accumulated amortization of $10,642 and $8,357                      8,856             8,317
ASSETS OF DISCONTINUED OPERATIONS                                         --            95,029
DEFFERRED INCOME TAX                                                  10,352             7,727

GOODWILL                                                              43,140           121,371
                                                                -------------     -------------

                                                                $    426,969      $    610,144
                                                                =============     =============

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
        Accounts payable                                        $     13,285      $     12,824
        Accrued liabilities                                           17,436             8,450
        Accrued payroll and benefits                                  11,585             7,091
        Accrued interest                                               5,942             2,904
        Long-term debt, current portion                                3,584            43,159
        Borrowings on revolving credit facility                       64,500           100,000
        Liabilities of discontinued operations                            --            37,097
        Deferred income taxes                                         73,024            64,874
                                                                -------------     -------------

                                  Total current liabilities          189,356           276,399
                                                                -------------     -------------

LONG-TERM DEBT                                                       178,492           209,639

DERIVATIVE LIABILITY                                                   7,406             7,117


LIABILITIES OF DISCONTINUED OPERATIONS                                    --            28,244

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
        Common Stock
           Authorized - 60,000,000 shares  $.01 par value;
           Issued and outstanding - 22,072,549 shares
           at June 30, 2002 and December 31, 2001                        221               221

        Additional paid-in capital                                   128,781           128,781
        Deficit                                                      (75,792)          (33,282)
        Accumulated other comprehensive loss                          (1,495)           (6,975)
                                                                -------------     -------------

                                 Total shareholders' equity           51,715            88,745
                                                                -------------     -------------

                                                                $    426,969      $    610,144
                                                                =============     =============

    The accompanying notes are an integral part of these consolidated financial statements.

                                            Page 4

                                                   HINES HORTICULTURE, INC.
                                             CONSOLIDATED STATEMENTS OF OPERATIONS
                                   Three Months and Six Months Ended June 30, 2002 and 2001
                                           (Dollars in thousands, except share data)
                                                          (Unaudited)
                                                             Three Months Ended June 30,          Six Months Ended June 30,
                                                               2002              2001              2002              2001
                                                           -------------------------------     -------------------------------
                                                            (Restated)                          (Restated)
Sales, net                                                 $    182,146      $    174,181      $    250,869      $    241,938
Cost of goods sold                                               86,221            79,294           120,537           112,008
                                                           -------------     -------------     -------------     -------------
    Gross profit                                                 95,925            94,887           130,332           129,930
                                                           -------------     -------------     -------------     -------------
Selling and distribution expenses                                46,765            42,641            67,501            61,894
General and administrative expenses                               7,931             8,682            13,432            13,774
Other operating income                                               --                --            (2,103)               --
Amortization of goodwill                                             --               933                --             1,818
                                                           -------------     -------------     -------------     -------------
    Total operating expenses                                     54,696            52,256            78,830            77,486
                                                           -------------     -------------     -------------     -------------
    Operating income                                             41,229            42,631            51,502            52,444

Other expenses
   Interest                                                       6,751             7,582            13,462            15,770
   Interest rate swap agreement expense (income)                  1,777              (472)              763             1,520
   Amortization of deferred financing expenses                    1,131             1,138             2,285             2,277
                                                           -------------     -------------     -------------     -------------
                                                                  9,659             8,248            16,510            19,567
                                                           -------------     -------------     -------------     -------------
Income before provision for income taxes,
  discontinued operations, extraordinary item and
  cumulative effect of change in accounting principle            31,570            34,383            34,992            32,877

Income tax provision                                             12,947            14,068            14,350            13,452
                                                           -------------     -------------     -------------     -------------
Income from continuing operations                                18,623            20,315            20,642            19,425

Income (loss) from discontinued operations, net
  of tax expense of $0, $1,334, $13,081 and $2,781                   --             1,757            (6,978)            3,849

Extraordinary item, net of tax benefit of $713                       --                --            (1,026)               --

Cumulative effect of change in accounting principle,
     net of tax benefit of $23,609                                   --                --           (55,148)               --
                                                           -------------     -------------     -------------     -------------
Net income (loss)                                          $     18,623      $     22,072      $    (42,510)     $     23,274
                                                           =============     =============     =============     =============

Basic and diluted earnings per share:

Income per common share from
  continuing operations                                    $       0.84      $       0.92      $       0.93      $       0.88

Income (loss) per common share from
  discontinued operations                                  $         --      $       0.08      $      (0.32)     $       0.17

Extraordinary item                                         $         --      $         --      $      (0.05)     $         --

Cumulative effect of change in accounting principle        $         --      $         --      $      (2.49)     $         --
                                                           -------------     -------------     -------------     -------------

Net income (loss) per common share                         $       0.84      $       1.00      $      (1.93)     $       1.05
                                                           =============     =============     =============     =============


Weighted average shares outstanding--Basic                   22,072,549        22,072,549        22,072,549        22,072,549
Weighted average shares outstanding--Diluted                 22,162,549        22,079,234        22,136,021        22,090,284

                    The accompanying notes are an integral part of these consolidated financial statements.

                                                            Page 5

                                 HINES HORTICULTURE, INC.
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                          Six Months Ended June 30, 2002 and 2001
                         (Dollars in thousands, except share data)
                                        (Unaudited)

                                                                    2002           2001
                                                                 ----------     ----------
                                                                 (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                   $ (42,510)     $  23,274
    Loss (income) from discontinued operations                       6,978         (3,849)
    Adjustments to reconcile net income to
      net cash provided by operating activities -
         Cumulative effect of change in accounting principle
           (net of tax)                                             55,148             --
         Depreciation, depletion and amortization                    4,305          5,974
         Amortization of deferred financing costs                    2,285          2,277
         Interest rate swap agreement expense                          763          1,520
         Gain on sale of assets                                     (2,103)            --
         Extraordinary item (net of tax)                             1,026             --
         Deferred income taxes                                      14,350         13,440
                                                                 ----------     ----------
                                                                    40,242         42,636
Change in working capital accounts
    Accounts receivable                                            (44,008)       (43,920)
    Inventories                                                     22,677         16,527
    Prepaid expenses and other current assets                        1,019         (1,587)
    Accounts payable and accrued liabilities                        10,541         20,991
                                                                 ----------     ----------
      Change in working capital accounts                            (9,771)        (7,989)
                                                                 ----------     ----------

Net cash provided by operating activities                           30,471         34,647

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of fixed assets                                        (3,323)       (12,948)
    Net cash (used in) provided by discontinued operations          (4,320)         4,631
    Proceeds from sale of discontinued operations                  123,429             --
    Proceeds from sale of land                                       3,116             --
    Acquisitions, adjusted                                          (1,426)        (8,311)
                                                                 ----------     ----------
        Net cash provided by (used in) investing activities        117,476        (16,628)
                                                                 ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Borrowings on revolving line of credit                          90,432         76,900
    Repayments on revolving line of credit                        (125,932)       (88,900)
    Repayments of long-term debt                                  (107,959)        (6,049)
    Deferred financing costs incurred                               (4,200)            --
    Repayments of notes receivables from stock sales                    --             30
                                                                 ----------     ----------
        Net cash used in financing activities                     (147,659)       (18,019)
                                                                 ----------     ----------


NET INCREASE IN CASH                                                   288             --

CASH, beginning of period                                               --             --
                                                                 ----------     ----------

CASH, end of period                                              $     288      $      --
                                                                 ==========     ==========


Supplemental disclosure of cash flow information:
    Cash paid for interest                                       $  11,674      $  17,774
    Cash paid for income taxes                                   $     477      $     404


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

               During December 2001, the Company's Board of Directors approved and authorized management to proceed with a planned sale of Sun Gro Canada and the assets of Sun Gro-U.S. to a Canadian income fund. On March 27, 2002, the Company sold the assets of Sun Gro-U.S. and the stock of Sun Gro Canada, its growing media business, to the Sun Gro Horticulture Income Fund, a newly established Canadian income fund. The assets sold included 14 facilities located across Canada and the United States and control of approximately 50,000 acres of peat bogs in Canada. Hines will no longer harvest, produce or sell peat moss or have the rights to the Sunshine, Parkland Fairway, Black Gold, Lakeland Grower, Alberta Rose, Nature's and Gardener's Gold trade names. Hines received net proceeds of approximately $119,000 from the sale, which were used to pay down outstanding bank debt. The Company recognized a loss from discontinued operations of $6,978, net of tax, related to the sale of its growing media business for the six months ended June 30, 2002. The Company's current operations consist solely of its Nursery and Color divisions.

               The consolidated financial statements include the accounts of Hines and its wholly owned subsidiaries after elimination of inter-company accounts and transactions. In 2001 the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 144 (Accounting for the Impairment or Disposal of Long-lived Assets), and accordingly, the Company's consolidated financial statements have been restated to reflect the financial position, results of operations and cash flows of the Sun Gro business as "Discontinued Operations." Refer to Note 9 "Guarantor/Non-guarantor Disclosures" for information about the Company's guarantors for the six months ended June 30, 2002.

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

               In October 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes SFAS No. 121 "Accounting for the

         Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of Accounting Principles Board ("APB") Opinion No. 30 "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. SFAS No. 144 shall be effective for financial statements issued for fiscal year beginning after December 15, 2001, but early adoption is encouraged. The Company adopted SFAS No. 144 in 2001.

               Effective January 1, 2001, Hines adopted the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. Adopting the provisions of SFAS No. 133 on January 1, 2001 resulted in a cumulative after-tax charge to Accumulated Other Comprehensive Income as of January 1, 2001 of $2,334, representing the fair value of the interest rate agreement, net of tax. This amount is being amortized as interest rate agreement expense over the term of the debt. For the six months ended June 30, 2002, the Company recognized a pre-tax loss of $763 reported as Interest rate swap agreement expense in the Consolidated Statements of Operations related to the change in the fair value of the interest rate agreement.

               For the twelve months ended December 31, 2002, the Company anticipates that $560, net of tax, will be charged to the Other Comprehensive Income account related to the interest rate swap agreement.

5.       Inventories:
         ------------

                  Inventories consisted of the following:

                                                   June 30,   December 31,
                                                     2002         2001
                                                  ---------    ---------

         Nursery stock                            $132,014     $155,096
         Material and supplies                       9,984        9,579
                                                  ---------    ---------
         Inventory from continuing operations      141,998      164,675
         Discontinued operations                        --       14,054
                                                  ---------    ---------
         Total inventory                          $141,998     $178,729
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

                                             Six Months Ended June 30,
                                          -------------------------------
                                              2002               2001
                                          -------------     -------------
                                           (Restated)

         Net (loss) income                $    (42,510)     $     23,274
         Cumulative foreign currency
             translation adjustments                --              (216)
         Transaction impact upon
             adoption of FAS 133                    --            (2,334)
         Loss on derivatives
             reclassified to earnings              280               279
                                          -------------     -------------
         Comprehensive (loss) income      $    (42,230)     $     21,003
                                          =============     =============

7.       New Accounting Pronouncements:
         ------------------------------

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

8.       Restatement:
         ------------

               The Company has restated its consolidated financial statements for the first and second quarter of fiscal 2002. This restatement reflects an adjustment in the amount of $5,236 to the loss from discontinued operations net of tax as a result of a reclassification of the cumulative foreign currency translation adjustment in accumulated other comprehensive income to the loss from discontinued operations, and an adjustment in the amount of $3,198 to the loss from discontinued operations, net of tax that had previously been recorded in the quarter ended June 30, 2002 and will now be recorded in the quarter ended March 31, 2002. The net effect of these adjustments for the six months ended June 30, 2002 is a $5,236 increase to the loss from discontinued operations, from a loss of $1,742 as previously reported to a restated loss of $6,978.

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

                                                            Six Months Ended June 30, 2002
                                                           -------------------------------
                                                           (As Reported)     (As Restated)
                                                           -------------     -------------
         Income from continuing operations                 $     20,642      $     20,642
         Loss from discontinued operations, net of tax           (1,742)           (6,978)
         Extraordinary item, net of tax benefit                  (1,026)           (1,026)
         Cumulative effect of change in accounting
            principle, net of tax                                    --           (55,148)
                                                           -------------     -------------
         Net income (loss)                                 $     17,874      $    (42,510)
                                                           =============     =============
         Basic earnings per share:
           Income per common share from
             continuing operations                         $       0.93      $       0.94
           Loss per common share from
             discontinued operations                       $      (0.07)     $      (0.32)
           Extraordinary item                              $      (0.05)     $      (0.05)
           Cumulative effect of change in
              accounting principle                         $         --      $      (2.49)
                                                           -------------     -------------
         Net income (loss) per common share                $       0.81      $      (1.92)
                                                           =============     =============

         Diluted earnings per share:
           Income per common share from
             continuing operations                         $       0.93      $       0.93
           Loss per common share from
             discontinued operations                       $      (0.07)     $      (0.32)
           Extraordinary item                              $      (0.05)     $      (0.05)
           Cumulative effect of change in
              accounting principle                         $         --      $      (2.49)
                                                           -------------     -------------
         Net income (loss) per common share                $       0.81      $      (1.93)
                                                           =============     =============

                                                                    June 30, 2002
                                                           -------------------------------
                                                           (As Reported)     (As Restated)
                                                           -------------     -------------

         Total current assets                              $    223,993      $    223,993
         Fixed assets, net                                      140,628           140,628
         Deferred financing expenses, net                         8,856             8,856
         Deferred income taxes                                       --            10,352
         Goodwill, net                                          121,897            43,140
                                                           -------------     -------------
         Total assets                                      $    495,374      $    426,969
                                                           =============     =============

         Total current liabilities                         $    189,356      $    189,356
         Long-term debt                                         178,492           178,492
         Interest rate swap agreement                             7,406             7,406
         Deferred income taxes                                   13,257                --
         Shareholder's Equity
           Common stock                                             221               221
           Additional paid-in capital                           128,781           128,781
           Deficit                                              (15,408)          (75,792)
           Accumulated other comprehensive loss                  (6,731)           (1,495)
                                                           -------------     -------------
         Total shareholders' equity                             106,863            51,715
                                                           -------------     -------------
         Total liabilities and shareholders' equity        $    495,374      $    426,969
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

                                               GUARANTOR / NON-GUARANTOR DISCLOSURES
                                                    Consolidating Balance Sheet
                                                        As of June 30, 2002
                                                      (Dollars in thousands)

                                                 ---------------------------------------------------------------------------------
                                                                    Nursery       Growing Media
                                                                    Segment          Segment
                                                                                  (DISCONTINUED
                                                                                   OPERATIONS)
                                                 ---------------------------------------------------------------------------------
                                                      Hines
                                                  Horticulture       Hines
                                                    (Parent        Nurseries         Sun Gro                         Consolidated
                                                   Guarantor)       (Issuer)       Horticulture     Eliminations         Total
                                                 ---------------------------------------------------------------------------------
       ASSETS                                     (Restated)       (Restated)                        (Restated)       (Restated)
       ------
Current assets:
    Cash                                         $         --     $        288     $         --     $         --     $        288
    Accounts receivable, net                               --           72,190               --               --           72,190
    Inventories                                            --          141,998               --               --          141,998
    Prepaid expenses and other current assets              --            9,517            8,214           (8,214)           9,517

                                                 ---------------------------------------------------------------------------------
                        Total current assets     $         --     $    223,993     $      8,214     ($     8,214)    $    223,993
                                                 ---------------------------------------------------------------------------------

Fixed assets, net                                          --          140,628               --               --          140,628
Deferred financing expenses, net                           --            8,856               --               --            8,856
Goodwill, net                                              --           43,140               --               --           43,140
Deferred income taxes                                   2,922           38,769               --          (31,339)          10,352
Investments in subsidiaries                            56,625               --               --          (56,625)              --
                                                 ---------------------------------------------------------------------------------
                                                 $     59,547     $    455,386     $      8,214     ($    96,178)    $    426,969
                                                 =================================================================================

    LIABILITIES AND SHAREHOLDERS' EQUITY
    ------------------------------------

Current liabilities:
    Accounts payable                             $         --     $     13,285     $         --     $         --     $     13,285
    Accrued liabilities                                    --           17,436            8,214           (8,214)          17,436
    Accrued payroll and benefits                           --           11,585               --               --           11,585
    Accrued interest                                       --            5,942               --               --            5,942
    Long-term debt, current portion                        --            3,584               --               --            3,584
    Borrowings on revolving credit facility                --           64,500               --               --           64,500
    Deferred income taxes                                  --           73,024               --               --           73,024
    Intercompany accounts                               7,832           (7,832)              --               --               --
                                                 ---------------------------------------------------------------------------------
                   Total current liabilities            7,832          181,524            8,214           (8,214)         189,356
                                                 ---------------------------------------------------------------------------------

Long-term debt                                             --          178,492               --               --          178,492
Derivative liability                                       --            7,406               --               --            7,406
Deferred income taxes                                      --           31,339               --          (31,339)              --
Shareholders' equity
    Common stock                                          221           17,971               --          (17,971)             221
    Additional paid in capital                        128,781           21,362               --          (21,362)         128,781
    Retained earnings (deficit)                       (75,792)          18,787               --          (18,787)         (75,792)
    Accumulated other comprehensive loss               (1,495)          (1,495)              --            1,495           (1,495)
                                                 ---------------------------------------------------------------------------------
                  Total shareholders' equity           51,715           56,625               --          (56,625)          51,715
                                                 ---------------------------------------------------------------------------------

                                                 $     59,547     $    455,386     $      8,214     ($    96,178)    $    426,969
                                                 =================================================================================

                                        GUARANTOR / NON-GUARANTOR DISCLOSURES - (CONTINUED)
                                                    Consolidating Balance Sheet
                                                      As of December 31, 2001
                                                      (Dollars in thousands)

                                                 ---------------------------------------------------------------------------------
                                                                    Nursery       Growing Media
                                                                    Segment          Segment
                                                                                  (DISCONTINUED
                                                                                   OPERATIONS)
                                                 ---------------------------------------------------------------------------------
                                                      Hines
                                                  Horticulture       Hines
                                                    (Parent        Nurseries         Sun Gro                         Consolidated
                                                   Guarantor)       (Issuer)       Horticulture     Eliminations         Total
                                                 ---------------------------------------------------------------------------------
       ASSETS
       ------

Current assets:
    Cash                                         $         --     $         --     $         --     $         --     $         --
    Accounts receivable, net                               --           28,182           22,878               --           51,060
    Inventories                                            --          164,675           14,054               --          178,729
    Prepaid expenses and other current assets              --            2,322            3,202               --            5,524
    Deferred income taxes                                  --               --              384             (384)              --
                                                 ---------------------------------------------------------------------------------
                     Total current assets        $         --     $    195,179     $     40,518     ($       384)    $    235,313
                                                 ---------------------------------------------------------------------------------

Fixed assets, net                                          --          150,638           67,651               --          218,289
Deferred financing expenses, net                          250            8,067               --               --            8,317
Goodwill, net                                              --          121,371           19,127               --          140,498
Deferred income taxes                                     253           28,417            3,153          (24,096)           7,727
Investments in subsidiaries                            96,038            4,115           12,308         (112,461)              --
                                                 ---------------------------------------------------------------------------------
                                                 $     96,541     $    507,787     $    142,757     ($   136,941)    $    610,144
                                                 =================================================================================

    LIABILITIES AND SHAREHOLDERS' EQUITY
    ------------------------------------

Current liabilities:
    Accounts payable                             $         --     $     12,824     $      5,840     $         --     $     18,664
    Accrued liabilities                                    --            8,450              879               --            9,329
    Accrued payroll and benefits                           --            7,091            2,139               --            9,230
    Accrued interest                                       --            2,904               --               --            2,904
    Long-term debt, current portion                        --           43,159           21,113               --           64,272
    Borrowings on revolving credit facility                --          100,000               --               --          100,000
    Deferred income taxes                                  --           64,874            7,510             (384)          72,000
    Intercompany accounts                               7,796          (58,993)          51,197               --               --
                                                 ---------------------------------------------------------------------------------
                Total current liabilities               7,796          180,309           88,678             (384)         276,399
                                                 ---------------------------------------------------------------------------------

Long-term debt                                             --          209,639           15,959               --          225,598
Interest rate swap agreement                               --            7,117               --               --            7,117
Deferred income taxes                                      --           20,943           15,438          (24,096)          12,285
Shareholders' equity
    Common stock                                          221           17,971           15,914          (33,885)             221
    Additional paid in capital                        128,781           21,362            7,666          (29,028)         128,781
    Retained earnings (deficit)                       (33,282)          52,221            4,302          (56,523)         (33,282)
    Accumulated other comprehensive loss               (6,975)          (1,775)          (5,200)           6,975           (6,975)
                                                 ---------------------------------------------------------------------------------
               Total shareholders' equity              88,745           89,779           22,682         (112,461)          88,745
                                                 ---------------------------------------------------------------------------------

                                                 $     96,541     $    507,787     $    142,757     ($   136,941)    $    610,144
                                                 =================================================================================

                                          GUARANTOR / NON-GUARANTOR DISCLOSURES - CONTINUED
                                                Consolidating Statement of Operations
                                            For the six month period ended June 30, 2002
                                                       (Dollars in thousands)

                                                       -----------------------------------------------------------------------------
                                                                         Nursery      Growing Media
                                                                         Segment         Segment
                                                                                      (DISCONTINUED
                                                                                       OPERATIONS)
                                                       -----------------------------------------------------------------------------
                                                            Hines
                                                        Horticulture      Hines
                                                           (Parent       Nurseries       Sun Gro                      Consolidated
                                                         Guarantor)      (Issuer)      Horticulture     Eliminations      Total
                                                       -----------------------------------------------------------------------------
                                                         (Restated)      (Restated)      (Restated)      (Restated)      (Restated)
Sales, net                                             $         --    $    250,869    $     31,150    ($     1,583)   $    280,436
Cost of goods sold                                               --         120,537          16,929          (1,583)        135,883
                                                       -----------------------------------------------------------------------------
    Gross Profit                                                 --         130,332          14,221              --         144,553
Operating expenses                                            6,259          88,157          (8,718)             --          85,698
                                                       -----------------------------------------------------------------------------
    Operating income                                         (6,259)         42,175          22,939              --          58,855
                                                       -----------------------------------------------------------------------------
Other expenses:
   Interest                                                      --          14,184             528              --          14,712
   Interest - intercompany                                       --            (722)            722              --              --
  Amortization of deferred financing expenses, other         38,920             581              --         (36,453)          3,048
                                                       -----------------------------------------------------------------------------
                                                             38,920          14,043           1,250         (36,453)         17,760
                                                       -----------------------------------------------------------------------------

Income (loss) before provision for income taxes             (45,179)         28,132          21,689          36,453          41,095
Income tax (benefit) provision                               (2,669)         10,628          19,472              --          27,431
                                                       -----------------------------------------------------------------------------
Net income  before extraordinary item                       (42,510)         17,504           2,217          36,453          13,664
Extraordinary item                                               --           1,026              --              --           1,026
Cumulative effect of change in accounting
  principle, net of tax                                          --          55,148              --              --          55,148
                                                       -----------------------------------------------------------------------------
Net (loss) income                                      ($    42,510)   ($    38,670)   $      2,217    $     36,453    ($    42,510)
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
                                                         Guarantor)      (Issuer)      Horticulture     Eliminations      Total
                                                       -----------------------------------------------------------------------------
                                                         (Restated)     (Restated)      (Restated)       (Restated)    (Restated)

Sales, net                                             $         --    $    182,146    $         --    $         --    $    182,146
Cost of goods sold                                               --          86,221              --              --          86,221
                                                       -----------------------------------------------------------------------------
    Gross Profit                                                 --          95,925              --              --          95,925
Operating expenses                                               --          54,696              --              --          54,696
                                                       -----------------------------------------------------------------------------
    Operating income                                             --          41,229              --              --          41,229
                                                       -----------------------------------------------------------------------------
Other expenses:
   Interest                                                      --           6,751              --              --           6,751
   Amortization of deferred financing expenses, other       (18,576)          2,908              --          18,576           2,908
                                                       -----------------------------------------------------------------------------
                                                            (18,576)          9,659              --          18,576           9,659
                                                       -----------------------------------------------------------------------------

Income before provision for income taxes                     18,576          31,570              --         (18,576)         31,570
Income tax provision                                            (47)         12,994              --              --          12,947
                                                       -----------------------------------------------------------------------------
Net income                                             $     18,623    $     18,576    $         --    ($    18,576)   $     18,623
                                                       =============================================================================

                                          GUARANTOR / NON-GUARANTOR DISCLOSURES - CONTINUED
                                                Consolidating Statement of Operations
                                            For the six month period ended June 30, 2001
                                                       (Dollars in thousands)

                                                       -----------------------------------------------------------------------------
                                                                         Nursery      Growing Media
                                                                         Segment         Segment
                                                                                      (DISCONTINUED
                                                                                       OPERATIONS)
                                                       -----------------------------------------------------------------------------
                                                            Hines
                                                        Horticulture      Hines
                                                           (Parent       Nurseries       Sun Gro                      Consolidated
                                                         Guarantor)      (Issuer)      Horticulture     Eliminations      Total
                                                       -----------------------------------------------------------------------------
Sales, net                                             $         --    $    241,938    $     78,748    ($    15,159)   $    305,527
Cost of goods sold                                               --         112,008          49,885         (15,159)        146,734
                                                       -----------------------------------------------------------------------------
    Gross Profit                                                 --         129,930          28,863              --         158,793
Operating expenses                                               --          77,486          17,923              --          95,409
                                                       -----------------------------------------------------------------------------
    Operating income                                             --          52,444          10,940              --          63,384
                                                       -----------------------------------------------------------------------------
Other expenses:
   Interest                                                      --          17,834           2,246              --          20,080
   Interest - intercompany                                       --          (2,064)          2,064              --              --
  Amortization of deferred financing expenses, other        (23,162)           (325)             --          27,284           3,797
                                                       -----------------------------------------------------------------------------
                                                            (23,162)         15,445           4,310          27,284          23,877
                                                       -----------------------------------------------------------------------------

Income (loss) before provision for income taxes              23,162          36,999           6,630         (27,284)         39,507
Income tax (benefit) provision                                 (112)         13,564           2,781              --          16,233
                                                       -----------------------------------------------------------------------------
Net income                                             $     23,274    $     23,435    $      3,849    ($    27,284)   $     23,274
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
                                                           (Parent       Nurseries       Sun Gro                      Consolidated
                                                         Guarantor)      (Issuer)      Horticulture     Eliminations      Total
                                                       -----------------------------------------------------------------------------

Sales, net                                             $         --    $    174,181    $     35,921    ($     5,328)   $    204,774
Cost of goods sold                                               --          79,294          21,783          (5,328)         95,749
                                                       -----------------------------------------------------------------------------
    Gross Profit                                                 --          94,887          14,138              --         109,025
Operating expenses                                               --          52,256           9,049              --          61,305
                                                       -----------------------------------------------------------------------------
    Operating income                                             --          42,631           5,089              --          47,720
                                                       -----------------------------------------------------------------------------
Other expenses:
   Interest                                                      --           8,515           1,065              --           9,580
   Interest - intercompany                                       --            (933)            933              --              --
  Amortization of deferred financing expenses, other        (22,016)         (1,227)          2,114          21,795             666
                                                       -----------------------------------------------------------------------------
                                                            (22,016)          6,355           4,112          21,795          10,246
                                                       -----------------------------------------------------------------------------

Income before provision for income taxes                     22,016          36,276             977         (21,795)         37,474
Income tax provision                                            (56)         14,124           1,334              --          15,402
                                                       -----------------------------------------------------------------------------
Net income                                             $     22,072    $     22,152    ($       357)   ($    21,795)   $     22,072
                                                       =============================================================================

                                          GUARANTOR / NON-GUARANTOR DISCLOSURES - CONTINUED
                                                Consolidating Statement of Cash Flows
                                               For the six months ended June 30, 2002
                                                       (Dollars in thousands)
                                                        ----------------------------------------------------------------------------
                                                                          Nursery      Growing Media
                                                                          Segment         Segment
                                                                                       (DISCONTINUED
                                                                                        OPERATIONS)
                                                        ----------------------------------------------------------------------------
                                                             Hines
                                                         Horticulture      Hines
                                                            (Parent       Nurseries       Sun Gro                      Consolidated
                                                          Guarantor)      (Issuer)      Horticulture     Eliminations      Total
                                                        ----------------------------------------------------------------------------
Cash provided by (used in) operating activities         $         --    $     26,049    ($     2,233)   $         --   $     23,816
                                                        ----------------------------------------------------------------------------

Cash flows from investing activities:
     Purchase of fixed assets, net                                --          (3,323)         (2,503)             --         (5,826)
     Sales proceeds                                               --           3,116         127,338              --        130,454
     Acquisitions, adjusted                                       --            (526)             --              --           (526)
                                                        ----------------------------------------------------------------------------
         Net cash (used in) provided by investing
            activities                                            --            (733)        124,835              --        124,102
                                                        ----------------------------------------------------------------------------
Cash flows from financing activities:
     Repayments on revolving line of credit                       --         (35,500)             --              --        (35,500)
     Intercompany advances (repayments)                           --          92,840         (92,840)             --             --
     Repayments of long-term debt                                 --         (95,959)        (12,000)             --       (107,959)
     Deferred financing costs                                     --          (4,200)             --              --         (4,200)
     Dividends received (paid)                                    --          17,791         (17,791)             --             --
                                                        ----------------------------------------------------------------------------
         Net cash used in financing activities                    --         (25,028)       (122,631)             --       (147,659)
                                                        ----------------------------------------------------------------------------

     Effect of exchange rate changes on cash and
        cash equivalents                                          --              --              29              --             29
                                                        ----------------------------------------------------------------------------

Net increase in cash                                              --             288              --              --            288
Cash, beginning of year                                           --              --              --              --             --
                                                        ----------------------------------------------------------------------------
Cash, end of period                                     $         --    $        288    $         --    $         --   $        288
                                                        ============================================================================


                                          GUARANTOR / NON-GUARANTOR DISCLOSURES - CONTINUED
                                                Consolidating Statement of Cash Flows
                                               For the six months ended June 30, 2001
                                                       (Dollars in thousands)

                                                        ----------------------------------------------------------------------------
                                                                          Nursery      Growing Media
                                                                          Segment         Segment
                                                                                       (DISCONTINUED
                                                                                        OPERATIONS)
                                                        ----------------------------------------------------------------------------
                                                             Hines
                                                         Horticulture      Hines
                                                            (Parent       Nurseries       Sun Gro                      Consolidated
                                                          Guarantor)      (Issuer)      Horticulture     Eliminations      Total
                                                        ----------------------------------------------------------------------------
Cash provided by operating activities                   $         --    $     34,647    $      8,881    $         --   $     43,528
                                                        ----------------------------------------------------------------------------
Cash flows from investing activities:
     Purchase of fixed assets, net                                --         (12,948)         (1,801)             --        (14,749)
     Proceds from sales of fixed assets                           --              --              70              --             70
     Acquisitions, adjusted                                       --          (8,311)             --              --         (8,311)
                                                        ----------------------------------------------------------------------------
         Net cash used in investing activities                    --         (21,259)         (1,731)             --        (22,990)
                                                        ----------------------------------------------------------------------------
Cash flows from financing activities:
     Repayments on revolving line of credit                       --         (12,000)             --              --        (12,000)
     Intercompany advances (repayments)                          (30)          3,418          (3,388)             --             --
     Repayments of long-term debt                                 --          (6,049)         (3,035)             --         (9,084)
     Dividends received (paid)                                    --           1,243          (1,243)             --             --
     Repayments of notes receivables from stock sales             30              --              --              --             30
                                                        ----------------------------------------------------------------------------
         Net cash used in financing activities                    --         (13,388)         (7,666)             --        (21,054)
                                                        ----------------------------------------------------------------------------
     Effect of exchange rate changes on cash and
        cash equivalents                                          --              --             516              --            516
                                                        ----------------------------------------------------------------------------
Net decrease in cash                                              --              --              --              --             --
Cash, beginning of year                                           --              --              --              --             --
                                                        ----------------------------------------------------------------------------
Cash, end of period                                     $         --    $         --    $         --    $         --   $         --
                                                        ============================================================================

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

         RESTATEMENT

               Hines Horticulture, Inc. (the "Company") is filing this amendment to its quarterly report on Form 10-Q in order to restate its consolidated financial statements for the second quarter of fiscal 2002. This restatement reflects an adjustment to the first quarter of fiscal 2002 in the amount of $5,236,000 to the loss from discontinued operations net of tax as a result of a reclassification of the cumulative foreign currency translation adjustment in accumulated other comprehensive income to the loss from discontinued operations and an adjustment to the second quarter of fiscal 2002 in the amount of $3,198,000 to the loss from discontinued operations, net of tax that had previously been recorded in the quarter ended June 30, 2002 and will now be recorded in the quarter ended March 31, 2002. This adjustment resulted from changes in estimates related to working capital and other adjustments, which occurred subsequent to the sale. The net effect of this adjustment for the second quarter of fiscal 2002 is a $3,198,000 decrease to the loss from discontinued operations, from a loss of $3,198,000 as previously reported to a restated nil loss or income from discontinued operations. The net effect of both these adjustments for the six months ended June 30, 2002 is a $5,236,000 increase to the loss from discontinued operations, from a loss of $1,742,000 as previously reported to a restated loss of $6,978,000. The impact of this restatement on the financial statements for the three and six months ended June 30, 2002, is summarized in Note 8 to the consolidated financial statements contained herein.

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

               The Company completed the first step of the transition testing by June 30, 2002 and completed the second step by December 31, 2002. As a result, the pre-tax impairment charge related to goodwill as of January 1, 2002 was determined to be $78,757,000. As required by SFAS No. 142, the impairment charge was recorded net of its associated $23,609,000 tax benefit in the first quarter as a cumulative change in accounting principle, effective as of January 1, 2002. Net income for the six months ended June 30, 2002 has been reduced by the amount of the after-tax impairment charge.

         SALE OF SUN GRO BUSINESS

               On March 27, 2002, the Company completed the sale of its growing media business to Sun Gro Horticulture Income Fund, a newly established Canadian income fund. The assets sold included 14 facilities located across Canada and the United States and control of approximately 50,000 acres of peat bogs in Canada.

               Hines will no longer harvest, produce or sell peat moss or have the rights to the Sunshine, Parkland Fairway, Black Gold, Lakeland Grower, Alberta Rose, Nature's and Gardener's Gold trade names. Hines received net proceeds of approximately $119 million from the sale, which were used to pay down outstanding bank debt.

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

               At June 30, 2002, the Company has a current liability for deferred income taxes of $73.0 million. Because the majority of the items to which this liability relates are comprised of current assets and current liabilities in the balance sheet (such as inventory, accounts receivable, accounts payable, etc.) this deferred tax item is also characterized as current. The classification of this liability as a current item does not mean that it will be paid within the next year.

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

               INCOME FROM CONTINUING OPERATIONS. Income from continuing operations of $18.6 million for the three months ended June 30, 2002 decreased $1.7 million from income of $20.3 million for the comparable period in 2001. The decrease was primarily due to lower operating income and higher other expenses as discussed above.

               NET INCOME. Net income decreased to $18.6 million for the three months ended June 30, 2002 compared to $22.1 million in the comparable period in 2001 due to the lower income from continuing operations.

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

               INCOME FROM CONTINUING OPERATIONS. Income from continuing operations of $20.6 million for the six months ended June 30, 2002 increased $1.2 million from income of $19.4 million for the comparable period in 2001. The increase was primarily due to Other Expense, as discussed above.

               (LOSS) INCOME FROM DISCONTINUED OPERATIONS. The loss from discontinued operations of $7.0 million includes a loss of $7.1 million, net of tax, from the sale of the Sun Gro business and income of $0.1 million from the operations of Sun Gro through the date of sale.

               EXTRAORDINARY ITEM. The extraordinary item of $1.0 million, net of tax, represents the write-off of unamortized financing costs resulting from the early extinguishment of debt which occurred as a result of using the net proceeds received from the sale of the Sun Gro business to pay down outstanding debt before its maturity.

               CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE. The cumulative effect of change in accounting principle of $55.1 million for the six months ended June 30, 2002 represents the goodwill impairment charge, net of tax, resulting from the Company's adoption of SFAS No. 142. The Company valued both the tangible and intangible assets and liabilities as of January 1, 2002. The difference between the implied fair value of goodwill and the book value goodwill led to a pre-tax charge of $78.8 million. A $23.6 million tax benefit was recorded in connection with the loss.

               NET (LOSS) INCOME. The net loss increased to $42.5 million for the six months ended June 30, 2002 compared to a net income of $23.3 million in the comparable period in 2001 primarily due to the loss from discontinued operations, the extraordinary item and the cumulative effect of change in accounting principle as discussed above.

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

                  The Company typically draws under its revolving credit facilities in the first and fourth quarters to fund its seasonal inventory buildup of green goods products and seasonal operating expenses. Approximately 74% of the Company's sales of nursery products occur in the first half of the year, generally allowing the Company to reduce borrowings under its revolving credit facilities in the second and third quarters. On August 9, 2002, the Company had unused borrowing capacity of $61.8 million under its $115.0 million working capital revolver facility within the Amended Senior Credit Facility. In addition, the Company had fully repaid its $30.0 million seasonal revolver facility, which can only be utilized between February 1 and June 15.

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

                  At June 30, 2002, the Company had the following contractual obligations (payments due by period, in millions):

                                       2003     2004     2005    Total
                                       ----     ----     ----    -----
         Tranche B Term Loan        $  --    $  51.1  $  --    $   51.1
         New Term Loan                 17.5     33.8     --        51.3
         Senior Subordinated Notes     --       --       81.9      81.9
         Other obligations              0.1      0.1     --         0.2
                                    -------- -------- -------- ---------
         Total                      $  17.6  $  85.0  $  81.9  $  184.5
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

                                    HINES HORTICULTURE, INC.
                                    (REGISTRANT)

                           By:      /s/ Claudia M. Pieropan
                                    -----------------------------
                                    Claudia M. Pieropan
                                    Chief Financial Officer
                                    (Principal financial officer
                                    and duly authorized officer)

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

Date: April 11, 2003                         By: /S/ ROBERT A. FERGUSON
                                                 -----------------------------
                                                 Robert A. Ferguson
                                                 Chief Operating Officer
                                                 (Principal Executive Officer)

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

Date: April 11, 2003                          By: /S/ CLAUDIA M. PIEROPAN
                                                  -----------------------------
                                                  Claudia M. Pieropan
                                                  Chief Financial Officer,
                                                  Secretary and Treasurer
                                                  (Principal Financial Officer)