Form 10-Q/A
period 2002-09-30
HINES HORTICULTURE INC
filed 2003-04-11
CIK 1003515

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

                         EXPLANATORY NOTE - RESTATEMENT

Hines Horticulture, Inc. (the "Company") is filing this amendment to its quarterly report on Form 10-Q in order to restate its consolidated financial statements for the third quarter of fiscal 2002. This restatement reflects an adjustment to the first quarter of fiscal 2002 in the amount of $5,236,000 to the loss from discontinued operations net of tax as a result of a reclassification of the cumulative foreign currency translation adjustment in accumulated other comprehensive income to the loss from discontinued operations and an adjustment to the second quarter of fiscal 2002 in the amount of $3,198,000 to the loss from discontinued operations, net of tax that had previously been recorded in the quarter ended June 30, 2002 and will now be recorded in the quarter ended March 31, 2002. This adjustment resulted from changes in estimates related to working capital and other adjustments, which occurred subsequent to the sale. There is no effect of these adjustments for the third quarter of fiscal 2002. The net effect of these adjustments for the nine months ended September 30, 2002 is a $5,236,000 increase to the loss from discontinued operations, from a loss of $1,742,000 as previously reported to a restated loss of $6,978,000. The impact of this restatement on the financial statements for the nine months ended September 30, 2002, is summarized in Note 8 to the consolidated financial statements contained herein.

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

The Company completed the first step of the transition testing by June 30, 2002 and completed the second step by December 31, 2002. As a result, the pre-tax impairment charge related to goodwill as of January 1, 2002 was determined to be $78,757,000. As required by SFAS No. 142, the impairment charge was recorded net of its associated $23,609,000 tax benefit in the first quarter as a cumulative change in accounting principle, effective as of January 1, 2002. Net income for the nine months ended September 30, 2002 has been reduced by the amount of the after-tax impairment charge.

                            HINES HORTICULTURE, INC.
                                      INDEX

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements                                           Page No.
                                                                        --------
           Consolidated Balance Sheets as of
           September 30, 2002 (unaudited) and December 31, 2001              4

           Consolidated Statements of Operations for the Three Months
           and Nine Months Ended September 30, 2002
           and 2001 (unaudited)                                              5

           Consolidated Statements of Cash Flows for the
           Nine Months Ended September 30, 2002 and 2001 (unaudited)         6

           Notes to the Consolidated Financial Statements                    7

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                         19

Item 3.  Quantitative and Qualitative Disclosures About Market Risk          36

Item 4.  Disclosure on Internal Control Procedures                           36

                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                    37

         Signature                                                           38

Note: Items 1, 2, 3, 4 and 5 of Part II are omitted because they are not applicable.

                                    HINES HORTICULTURE, INC.
                                  CONSOLIDATED BALANCE SHEETS
                            September 30, 2002 and December 31, 2001
                           (Dollars in thousands, except share data)

ASSETS                                                          September 30,      December 31,
------                                                               2002              2001
                                                                -------------     -------------
                                                                 (Restated)
                                                                 (Unaudited)
CURRENT ASSETS:
        Cash                                                    $         --      $         --
        Accounts receivable, net of allowance for
           doubtful accounts of $1,329 and $1,303                     33,833            28,182
        Inventories                                                  157,789           164,675
        Prepaid expenses and other current assets                      9,507             2,322
        Assets of discontinued operations                                 --            40,134
                                                                -------------     -------------
                                       Total current assets          201,129           235,313
                                                                -------------     -------------

FIXED ASSETS, net of accumulated depreciation
   and depletion of $36,048 and $30,106                              139,619           142,387
DEFERRED FINANCING EXPENSES, net of
   accumulated amortization of $11,689 and $8,357                      7,999             8,317
ASSETS OF DISCONTINUED OPERATIONS                                         --            95,029
DEFFERRED INCOME TAX                                                  10,255             7,727

GOODWILL                                                              43,140           121,371
                                                                -------------     -------------

                                                                $    402,142      $    610,144
                                                                =============     =============

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
        Accounts payable                                        $     13,014      $     12,824
        Accrued liabilities                                           11,674             8,450
        Accrued payroll and benefits                                  10,678             7,091
        Accrued interest                                               3,567             2,904
        Long-term debt, current portion                               10,584            43,159
        Borrowings on revolving credit facility                       59,250           100,000
        Liabilities of discontinued operations                            --            37,097
        Deferred income taxes                                         67,716            64,874
                                                                -------------     -------------

                                  Total current liabilities          176,483           276,399
                                                                -------------     -------------

LONG-TERM DEBT                                                       171,660           209,639

DERIVATIVE LIABILITY                                                   9,211             7,117


LIABILITIES OF DISCONTINUED OPERATIONS                                    --            28,244

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
        Common Stock
           Authorized - 60,000,000 shares  $.01 par value;
           Issued and outstanding - 22,072,549 shares
           at September 30, 2002 and December 31, 2001                   221               221

        Additional paid-in capital                                   128,781           128,781
        Deficit                                                      (82,859)          (33,282)
        Accumulated other comprehensive loss                          (1,355)           (6,975)
                                                                -------------     -------------

                                 Total shareholders' equity           44,788            88,745
                                                                -------------     -------------

                                                                $    402,142      $    610,144
                                                                =============     =============

    The accompanying notes are an integral part of these consolidated financial statements.

                                             Page 4

                                                      HINES HORTICULTURE, INC.
                                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                   Three Months and Nine Months Ended September 30, 2002 and 2001
                                             (Dollars in thousands, except share data)
                                                            (Unaudited)
                                                                   Three Months Ended September 30,  Nine Months Ended September 30,
                                                                         2002            2001              2002            2001
                                                                   ------------------------------    ------------------------------
                                                                                                       (Restated)
Sales, net                                                         $     45,049     $     43,023     $    295,918     $    284,961
Cost of goods sold                                                       23,700           22,386          144,237          134,394

    Gross profit                                                         21,349           20,637          151,681          150,567
                                                                   -------------    -------------    -------------    -------------
Selling and distribution expenses                                        18,492           17,255           85,993           79,149
General and administrative expenses                                       5,992            6,012           19,424           19,786
Other operating income                                                      (18)              --           (2,121)              --
Amortization of goodwill                                                     --              934               --            2,752
                                                                   -------------    -------------    -------------    -------------
    Total operating expenses                                             24,466           24,201          103,296          101,687
                                                                   -------------    -------------    -------------    -------------
    Operating (loss) income                                              (3,117)          (3,564)          48,385           48,880

Other expenses
   Interest expense                                                       5,770            7,151           19,232           22,921
   Interest rate swap agreement expense (income)                          2,043            3,278            2,806            4,798
   Amortization of deferred financing expenses                            1,047            1,139            3,332            3,416
                                                                   -------------    -------------    -------------    -------------
                                                                          8,860           11,568           25,370           31,135
                                                                   -------------    -------------    -------------    -------------
(Loss) income before provision for income taxes,
  discontinued operations, and extraordinary items                      (11,977)         (15,132)          23,015           17,745

Income tax (benefit) provision                                           (4,910)          (6,187)           9,440            7,265
                                                                   -------------    -------------    -------------    -------------

(Loss) income from continuing operations                                 (7,067)          (8,945)          13,575           10,480

Income (loss) from discontinued operations, net of tax
  expense of $0, $566, $13,081 and $3,347                                    --              919           (6,978)           4,768

Extraordinary item, net of tax benefit of $713                               --               --           (1,026)              --

Cumulative effect of change in accounting principle, net of tax
  benefit of $23,609                                                         --               --          (55,148)              --
                                                                   -------------    -------------    -------------    -------------
Net (loss) income                                                  $     (7,067)    $     (8,026)    $    (49,577)    $     15,248
                                                                   =============    =============    =============    =============

Basic and diluted earnings per share:

(Loss) income per common share from
  continuing operations                                            $      (0.32)    $      (0.40)    $       0.61     $       0.47

Income (loss) per common share from
  discontinued operations                                          $         --     $       0.04     $      (0.32)    $       0.22

Extraordinary item                                                 $         --     $         --     $      (0.05)    $         --

Cumulative effect of change in accounting principle                $         --     $         --     $      (2.49)    $         --
                                                                   -------------    -------------    -------------    -------------
Net (loss) income per common share                                 $      (0.32)    $      (0.36)    $      (2.25)    $       0.69
                                                                   =============    =============    =============    =============


Weighted average shares outstanding--Basic                           22,072,549       22,072,549       22,072,549       22,072,549
Weighted average shares outstanding--Diluted                         22,072,549       22,104,710       22,108,668       22,093,843

                      The accompanying notes are an integral part of these consolidated financial statements.

                                                               Page 5

                                    HINES HORTICULTURE, INC.
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                          Nine Months Ended September 30, 2002 and 2001
                            (Dollars in thousands, except share data)
                                           (Unaudited)

                                                                      2002              2001
                                                                 -------------     -------------
                                                                  (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
    Net (loss) income                                            $    (49,577)     $     15,248
    Loss (income) from discontinued operations                          6,978            (4,768)
    Adjustments to reconcile net income to
      net cash provided by operating activities -
         Cumulative effect of change in accounting principle
           (net of tax)                                                55,148                --
         Depreciation, depletion and amortization                       6,515             9,268
         Amortization of deferred financing costs                       3,332             3,416
         Interest rate swap agreement expense                           2,806             4,798
         Gain on sale of assets                                        (2,121)               --
         Extraordinary item (net of tax)                                1,026                --
         Deferred income taxes                                          9,042             7,265
                                                                 -------------     -------------
                                                                       33,149            35,227
Change in working capital accounts
    Accounts receivable                                                (5,651)           (9,266)
    Inventories                                                         6,886               386
    Prepaid expenses and other current assets                           1,029            (1,901)
    Accounts payable and accrued liabilities                            5,393            12,403
                                                                 -------------     -------------
      Change in working capital accounts                                7,657             1,622
                                                                 -------------     -------------

Net cash provided by operating activities                              40,806            36,849

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of fixed assets                                           (4,533)          (15,575)
    Net cash (used in) provided by discontinued operations             (4,320)            2,280
    Proceeds from sale of discontinued operations                     119,262                --
    Proceeds from sale of land                                          3,143                --
    Acquisitions, adjusted                                             (1,426)           (8,311)
                                                                 -------------     -------------
        Net cash provided by (used in) investing activities           112,126           (21,606)
                                                                 -------------     -------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Borrowings on revolving line of credit                            109,182           107,700
    Repayments on revolving line of credit                           (149,932)         (109,950)
    Repayments of long-term debt                                     (107,982)          (13,023)
    Deferred financing costs incurred                                  (4,200)               --
    Repayments of notes receivables from stock sales                       --                30
                                                                 -------------     -------------
        Net cash used in financing activities                        (152,932)          (15,243)
                                                                 -------------     -------------


NET INCREASE IN CASH                                                       --                --

CASH, beginning of period                                                  --                --
                                                                 -------------     -------------

CASH, end of period                                              $         --      $         --
                                                                 =============     =============


Supplemental disclosure of cash flow information:
    Cash paid for interest                                       $     19,819      $     27,038
    Cash paid for income taxes                                   $        857      $        503


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

               During December 2001, the Company's Board of Directors approved and authorized management to proceed with a planned sale of Sun Gro-Canada and the assets of Sun Gro-U.S. to a Canadian income fund. On March 27, 2002, the Company sold the assets of Sun Gro-U.S. and the stock of Sun Gro-Canada, its growing media business, to the Sun Gro Horticulture Income Fund, a newly established Canadian income fund. The assets sold included 14 facilities located across Canada and the United States and control of approximately 50,000 acres of peat bogs in Canada. Hines no longer harvests, produces or sells peat moss or has the rights to the Sunshine, Parkland Fairway, Black Gold, Lakeland Grower, Alberta Rose, Nature's and Gardener's Gold trade names. Hines received net proceeds of approximately $119,000 from the sale, which were used to pay down outstanding bank debt. The Company recognized a loss of $7,131, net of tax, from the sale of its growing media business for the nine months ended September 30, 2002. The Company's current operations consist solely of its Nursery and Color divisions.

               The consolidated financial statements include the accounts of Hines and its wholly owned subsidiaries after elimination of inter company accounts and transactions. In 2001, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 144 (Accounting for the Impairment or Disposal of Long-lived Assets), and accordingly, the Company's consolidated financial statements have been restated to reflect the financial position, results of operations and cash flows of the Sun Gro business as "Discontinued Operations." Refer to Note 9 "Guarantor/Non-guarantor Disclosures" for information about the Company's guarantors for the nine months ended September 30, 2002.

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

               In October 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes SFAS No. 121 "Accounting for the

         Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of Accounting Principles Board ("APB") Opinion No. 30 "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. SFAS No. 144 shall be effective for financial statements issued for fiscal years beginning after December 15, 2001, but early adoption is encouraged. The Company adopted SFAS No. 144 in fiscal 2001.

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

5.       Inventories:
         ------------

               Inventories consisted of the following:

                                                  September 30,  December 31,
                                                      2002           2001
                                                  -----------    -----------

         Nursery stock                            $  148,127     $  155,096
         Material and supplies                         9,662          9,579
                                                  -----------    -----------
         Inventory from continuing operations        157,789        164,675
         Discontinued operations                          --         14,054
                                                  -----------    -----------
         Total inventory                          $  157,789     $  178,729
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

                                                 Nine Months Ended
                                                   September 30,
                                              2002               2001
                                          -------------     -------------
                                           (Restated)

         Net (loss) income                $    (49,577)     $     15,248
         Cumulative foreign currency
             translation adjustments                --            (1,455)
         Transaction impact upon
             adoption of SFAS 133                   --            (2,334)
         Loss on derivatives
             reclassified to earnings              420               419
                                          -------------     -------------
         Comprehensive (loss) income      $    (49,157)     $     11,878
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

8.       Restatement:
         ------------

               The Company has restated its consolidated financial statements for the first and second quarter of fiscal 2002. This restatement reflects an adjustment in the amount of $5,236 to the loss from discontinued operations net of tax as a result of a reclassification of the cumulative foreign currency translation adjustment in accumulated other comprehensive income to the loss from discontinued operations, and an adjustment in the amount of $3,198 to the loss from discontinued operations, net of tax that had previously been recorded in the quarter ended June 30, 2002 and will now be recorded in the quarter ended March 31, 2002. The net effect of these adjustments for the nine months ended September 30, 2002 is a $5,236 increase to the loss from discontinued operations, from a loss of $1,742 as previously reported to a restated loss of $6,978.

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

                                                         Nine Months Ended September 30, 2002
                                                         ------------------------------------
                                                           (As Reported)     (As Restated)
                                                           -------------     -------------
         Income from continuing operations                 $     13,575      $     13,575
         Loss from discontinued operations, net of tax           (1,742)           (6,978)
         Extraordinary item, net of tax benefit                  (1,026)           (1,026)
         Cumulative effect of change in accounting
            principle, net of tax                                    --           (55,148)
                                                           -------------     -------------
         Net income (loss)                                 $     10,807      $    (49,577)
                                                           =============     =============

         Basic earnings per share:
           Income per common share from
             continuing operations                         $       0.62      $       0.61
           Loss per common share from
             discontinued operations                       $      (0.08)     $      (0.32)
           Extraordinary item                              $      (0.05)     $      (0.05)
           Cumulative effect of change in accounting
             principle                                     $         --      $      (2.49)
                                                           -------------     -------------
         Net income (loss) per common share                $       0.49      $      (2.25)
                                                           =============     =============

         Diluted earnings per share:
           Income per common share from
             continuing operations                         $       0.62      $       0.62
           Loss per common share from
             discontinued operations                       $      (0.08)     $      (0.32)
           Extraordinary item                              $      (0.05)     $      (0.05)
           Cumulative effect of change in accounting
             principle                                     $         --      $      (2.49)
                                                           -------------     -------------
         Net income (loss) per common share                $       0.49      $      (2.24)
                                                           =============     =============


         Total current assets                              $    201,129      $    201,129
         Fixed assets, net                                      139,619           139,619
         Deferred financing expenses, net                         7,999             7,999
         Deferred income taxes                                       --            10,255
         Goodwill, net                                          121,897            43,140
                                                           -------------     -------------
         Total assets                                      $    470,644      $    402,142
                                                           =============     =============

         Total current liabilities                         $    176,483      $    176,483
         Long-term debt                                         171,660           171,660
         Interest rate swap agreement                             9,211             9,211
         Deferred income taxes                                   13,354                --
         Shareholder's Equity
           Common stock                                             221               221
           Additional paid-in capital                           128,781           128,781
           Deficit                                              (22,475)          (82,859)
           Accumulated other comprehensive loss                  (6,591)           (1,355)
                                                           -------------     -------------
         Total shareholders' equity                              99,936            44,788
                                                           -------------     -------------
         Total liabilities and shareholders' equity        $    470,644      $    402,142
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
       ASSETS                                     (Restated)      (Restated)                         (Restated)       (Restated)
       ------
Current assets:
    Cash                                         $         --     $         --     $         --     $         --     $         --
    Accounts receivable, net                               --           33,833               --               --           33,833
    Inventories                                            --          157,789               --               --          157,789
    Prepaid expenses and other current assets              --            9,507            8,214           (8,214)           9,507
    Deferred income taxes                                  --               --               --               --               --
                                                 ---------------------------------------------------------------------------------
                        Total current assets     $         --     $    201,129     $      8,214     ($     8,214)    $    201,129
                                                 ---------------------------------------------------------------------------------

Fixed assets, net                                          --          139,619               --               --          139,619
Deferred financing expenses, net                           --            7,999               --               --            7,999
Goodwill, net                                              --           43,140               --               --           43,140
Deferred income taxes                                   2,922           38,672               --          (31,339)          10,255
Investments in subsidiaries                            49,698               --               --          (49,698)              --
                                                 ---------------------------------------------------------------------------------
                                                 $     52,620     $    430,559     $      8,214     ($    89,251)    $    402,142
                                                 =================================================================================

    LIABILITIES AND SHAREHOLDERS' EQUITY
    ------------------------------------

Current liabilities:
    Accounts payable                             $         --     $     13,014     $         --     $         --     $     13,014
    Accrued liabilities                                    --           11,674            8,214           (8,214)          11,674
    Accrued payroll and benefits                           --           10,678               --               --           10,678
    Accrued interest                                       --            3,567               --               --            3,567
    Long-term debt, current portion                        --           10,584               --               --           10,584
    Borrowings on revolving credit facility                --           59,250               --               --           59,250
    Deferred income taxes                                  --           67,716               --               --           67,716
    Intercompany accounts                               7,832           (7,832)              --               --               --
                                                 ---------------------------------------------------------------------------------
                   Total current liabilities            7,832          168,651            8,214           (8,214)         176,483
                                                 ---------------------------------------------------------------------------------

Long-term debt                                             --          171,660               --               --          171,660
Derivative liability                                       --            9,211               --               --            9,211
Deferred income taxes                                      --           31,339               --          (31,339)              --
Shareholders' equity
    Common stock                                          221           17,971               --          (17,971)             221
    Additional paid in capital                        128,781           21,362               --          (21,362)         128,781
    Retained earnings (deficit)                       (82,859)          11,720               --          (11,720)         (82,859)
    Accumulated other comprehensive loss               (1,355)          (1,355)              --            1,355           (1,355)
                                                 ---------------------------------------------------------------------------------
                  Total shareholders' equity           44,788           49,698               --          (49,698)          44,788
                                                 ---------------------------------------------------------------------------------

                                                 $     52,620     $    430,559     $      8,214     ($    89,251)    $    402,142
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

                                                       -----------------------------------------------------------------------------
                                                                          Nursery    Growing Media
                                                                          Segment       Segment
                                                                                     (DISCONTINUED
                                                                                       OPERATIONS)
                                                       -----------------------------------------------------------------------------
                                                           Hines
                                                        Horticulture       Hines
                                                          (Parent        Nurseries       Sun Gro                       Consolidated
                                                         Guarantor)       (Issuer)     Horticulture     Eliminations       Total
                                                       -----------------------------------------------------------------------------
                                                         (Restated)      (Restated)     (Restated)       (Restated)      (Restated)
Sales, net                                             $         --    $    295,918    $     31,150    ($     1,583)   $    325,485
Cost of goods sold                                               --         144,237          16,929    (      1,583)        159,583
                                                       -----------------------------------------------------------------------------
    Gross Profit                                                 --         151,681          14,221              --         165,902
Operating expenses                                            6,259         112,623          (8,718)             --         110,164
                                                       -----------------------------------------------------------------------------
    Operating income                                         (6,259)         39,058          22,939              --          55,738
                                                       -----------------------------------------------------------------------------
Other expenses:
   Interest                                                      --          19,954             528              --          20,482
   Interest - intercompany                                       --            (722)            722              --              --
  Amortization of deferred financing expenses, other         45,987           3,671              --         (43,520)          6,138
                                                       -----------------------------------------------------------------------------
                                                             45,987          22,903           1,250         (43,520)         26,620
                                                       -----------------------------------------------------------------------------
Income (loss) before provision for income taxes             (52,246)         16,155          21,689          43,520          29,118
Income tax (benefit) provision                               (2,669)          5,718          19,472              --          22,521
                                                       -----------------------------------------------------------------------------
Net income  before extraordinary item                  ($    49,577)   $     10,437    $      2,217    $     43,520    $      6,597
Extraordinary item                                               --           1,026              --              --           1,026
Cumulative effect of change in accounting principle,
   net of tax                                                    --          55,148              --              --          55,148
                                                       -----------------------------------------------------------------------------
Net income (loss)                                      ($    49,577)   ($    45,737)   $      2,217    $     43,520    ($    49,577)
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
                                                          (Parent        Nurseries       Sun Gro                       Consolidated
                                                         Guarantor)       (Issuer)     Horticulture     Eliminations       Total
                                                       -----------------------------------------------------------------------------

Sales, net                                             $         --    $     45,049    $         --    $         --    $     45,049
Cost of goods sold                                               --          23,700              --              --          23,700
                                                       -----------------------------------------------------------------------------
    Gross Profit                                                 --          21,349              --              --          21,349
Operating expenses                                               --          24,466              --              --          24,466
                                                       -----------------------------------------------------------------------------
    Operating income                                             --          (3,117)             --              --          (3,117)
                                                       -----------------------------------------------------------------------------
Other expenses:
   Interest                                                      --           5,770              --              --           5,770
   Interest - intercompany                                       --               0              --              --              --
  Amortization of deferred financing expenses,
     other                                                    7,067           3,090              --          (7,067)          3,090
                                                       -----------------------------------------------------------------------------
                                                              7,067           8,860              --          (7,067)          8,860
                                                       -----------------------------------------------------------------------------
Income before provision for income taxes                     (7,067)        (11,977)             --           7,067         (11,977)
Income tax provision                                             --          (4,910)             --              --          (4,910)
                                                       -----------------------------------------------------------------------------
Net (loss)                                             ($     7,067)   ($     7,067)             --           7,067    ($     7,067)
                                                       =============================================================================

                                          GUARANTOR / NON-GUARANTOR DISCLOSURES - CONTINUED
                                                Consolidating Statement of Operations
                                          For the six month period ended September 30, 2001
                                                       (Dollars in thousands)
                                                   ---------------------------------------------------------------------------------
                                                                      Nursery      Growing Media
                                                                      Segment         Segment
                                                                                   (DISCONTINUED
                                                                                     OPERATIONS)
                                                   ---------------------------------------------------------------------------------
                                                       Hines
                                                    Horticulture       Hines
                                                      (Parent        Nurseries         Sun Gro                         Consolidated
                                                     Guarantor)       (Issuer)       Horticulture     Eliminations         Total
                                                   ---------------------------------------------------------------------------------
Sales, net                                         $         --     $    284,961     $    103,483     ($    18,212)    $    370,232
Cost of goods sold                                           --          134,394           63,295     (     18,212)         179,477
                                                   ---------------------------------------------------------------------------------
    Gross Profit                                             --          150,567           40,188               --          190,755
Operating expenses                                           --          101,687           26,148               --          127,835
                                                   ---------------------------------------------------------------------------------
    Operating income                                         --           48,880           14,040               --           62,920
                                                   ---------------------------------------------------------------------------------
Other expenses:
   Interest                                                 410           25,742            3,104               --           29,256
   Interest - intercompany                                   --           (2,821)           2,821               --               --
  Amortization of deferred financing expenses,
    other                                               (15,490)           3,036               --           20,258            7,804
                                                   ---------------------------------------------------------------------------------
                                                        (15,080)          25,957            5,925           20,258           37,060
                                                   ---------------------------------------------------------------------------------

Income (loss) before provision for income taxes          15,080           22,923            8,115          (20,258)          25,860
Income tax (benefit) provision                             (168)           7,433            3,347               --           10,612
                                                   ---------------------------------------------------------------------------------
Net income                                         $     15,248     $     15,490     $      4,768     ($    20,258)    $     15,248
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

                                                   ---------------------------------------------------------------------------------
                                                                      Nursery      Growing Media
                                                                      Segment         Segment
                                                                                   (DISCONTINUED
                                                                                     OPERATIONS)
                                                   ---------------------------------------------------------------------------------
                                                       Hines
                                                    Horticulture       Hines
                                                      (Parent        Nurseries         Sun Gro                         Consolidated
                                                     Guarantor)       (Issuer)       Horticulture     Eliminations         Total
                                                   ---------------------------------------------------------------------------------
Sales, net                                         $         --     $     43,023     $     24,735     ($     3,053)    $     64,705
Cost of goods sold                                           --           22,386           13,410     (      3,053)          32,743
                                                   ---------------------------------------------------------------------------------
    Gross Profit                                             --           20,637           11,325               --           31,962
Operating expenses                                           --           24,201            8,225               --           32,426
                                                   ---------------------------------------------------------------------------------
    Operating income                                         --           (3,564)           3,100               --             (464)
                                                   ---------------------------------------------------------------------------------
Other expenses:
   Interest                                                 410            7,908              858               --            9,176
   Interest - intercompany                                   --             (757)             757               --               --
  Amortization of deferred financing expenses,
    other                                                 7,672            3,361               --           (7,026)           4,007
                                                   ---------------------------------------------------------------------------------
                                                          8,082           10,512            1,615           (7,026)          13,183
                                                   ---------------------------------------------------------------------------------
Income before provision for income taxes                 (8,082)         (14,076)           1,485            7,026          (13,647)
Income tax provision                                        (56)          (6,131)             566               --           (5,621)
                                                   ---------------------------------------------------------------------------------
Net (loss)                                         ($     8,026)    ($     7,945)    $        919     $      7,026     ($     8,026)
                                                   =================================================================================

                                          GUARANTOR / NON-GUARANTOR DISCLOSURES - CONTINUED
                                                Consolidating Statement of Cash Flows
                                            For the nine months ended September 30, 2002
                                                       (Dollars in thousands)
                                                        ----------------------------------------------------------------------------
                                                                           Nursery    Growing Media
                                                                           Segment       Segment
                                                                                      (DISCONTINUED
                                                                                        OPERATIONS)
                                                        ----------------------------------------------------------------------------
                                                            Hines
                                                         Horticulture       Hines
                                                           (Parent        Nurseries       Sun Gro                      Consolidated
                                                          Guarantor)       (Issuer)     Horticulture     Eliminations      Total
                                                        ----------------------------------------------------------------------------
Cash provided by (used in) operating activities         $         --    $     32,217    ($     2,233)   $         --   $     29,984
                                                        ----------------------------------------------------------------------------
Cash flows from investing activities:
     Purchase of fixed assets, net                                --          (4,533)         (2,503)             --         (7,036)
     Sales proceeds                                               --           3,143         127,338              --        130,481
     Acquisitions, adjusted                                       --            (526)             --              --           (526)
                                                        ----------------------------------------------------------------------------
         Net cash (used in) provided by investing
           activities                                             --          (1,916)        124,835              --        122,919
                                                        ----------------------------------------------------------------------------
Cash flows from financing activities:
     Repayments on revolving line of credit                       --         (40,750)             --              --        (40,750)
     Intercompany advances (repayments)                           --          92,840         (92,840)             --             --
     Repayments of long-term debt                                 --         (95,982)        (12,000)             --       (107,982)
     Deferred financing costs                                     --          (4,200)             --              --         (4,200)
     Dividends received (paid)                                    --          17,791         (17,791)             --             --
                                                        ----------------------------------------------------------------------------
         Net cash used in financing activities                    --         (30,301)       (122,631)             --       (152,932)
                                                        ----------------------------------------------------------------------------
     Effect of exchange rate changes on cash and cash
       equivalents                                                --              --              29              --             29
                                                        ----------------------------------------------------------------------------
Net increase in cash                                              --              --              --              --             --
Cash, beginning of year                                           --              --              --              --             --
                                                        ----------------------------------------------------------------------------
Cash, end of period                                     $         --    $         --    $         --    $         --   $         --
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

                                                        ----------------------------------------------------------------------------
                                                                           Nursery    Growing Media
                                                                           Segment       Segment
                                                                                      (DISCONTINUED
                                                                                        OPERATIONS)
                                                        ----------------------------------------------------------------------------
                                                            Hines
                                                         Horticulture       Hines
                                                           (Parent        Nurseries       Sun Gro                      Consolidated
                                                          Guarantor)       (Issuer)     Horticulture     Eliminations      Total
                                                        ----------------------------------------------------------------------------
Cash provided by operating activities                   $         --    $     36,849    $      8,586    $         --   $     45,435
                                                        ----------------------------------------------------------------------------
Cash flows from investing activities:
     Purchase of fixed assets, net                                --         (15,575)         (2,082)             --        (17,657)
     Proceds from sales of fixed assets                           --              --              95              --             95
     Acquisitions, adjusted                                       --          (8,311)             --              --         (8,311)
                                                        ----------------------------------------------------------------------------
         Net cash used in investing activities                    --         (23,886)         (1,987)             --        (25,873)
                                                        ----------------------------------------------------------------------------
Cash flows from financing activities:
     Repayments on revolving line of credit                       --          (2,250)             --              --         (2,250)
     Intercompany advances (repayments)                          (30)          1,067          (1,037)             --             --
     Repayments of long-term debt                                 --         (13,023)         (5,685)             --        (18,708)
     Dividends received (paid)                                    --           1,243          (1,243)             --             --
     Repayments of notes receivables from stock sales             30              --              --              --             30
                                                        ----------------------------------------------------------------------------
         Net cash used in financing activities                    --         (12,963)         (7,965)             --        (20,928)
                                                        ----------------------------------------------------------------------------
     Effect of exchange rate changes on cash and cash
       equivalents                                                --              --           1,366              --          1,366
                                                        ----------------------------------------------------------------------------
Net decrease in cash                                              --              --              --              --             --
Cash, beginning of year                                           --              --              --              --             --
                                                        ----------------------------------------------------------------------------
Cash, end of period                                     $         --    $         --    $         --    $         --   $         --
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

         RESTATEMENT

               Hines Horticulture, Inc. (the "Company") is filing this amendment to its quarterly report on Form 10-Q in order to restate its consolidated financial statements for the third quarter of fiscal 2002. This restatement reflects an adjustment to the first quarter of fiscal 2002 in the amount of $5,236,000 to the loss from discontinued operations net of tax as a result of a reclassification of the cumulative foreign currency translation adjustment in accumulated other comprehensive income to the loss from discontinued operations and an adjustment to the second quarter of fiscal 2002 in the amount of $3,198,000 to the loss from discontinued operations, net of tax that had previously been recorded in the quarter ended June 30, 2002 and will now be recorded in the quarter ended March 31, 2002. This adjustment resulted from changes in estimates related to working capital and other adjustments, which occurred subsequent to the sale. There is no effect of these adjustments for the third quarter of fiscal 2002. The net effect of these adjustments for the nine months ended September 30, 2002 is a $5,236,000 increase to the loss from discontinued operations, from a loss of $1,742,000 as previously reported to a restated loss of $6,978,000. The impact of this restatement on the financial statements for the nine months ended September 30, 2002, is summarized in Note 8 to the consolidated financial statements contained herein.

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

               The Company completed the first step of the transition testing by June 30, 2002 and completed the second step by December 31, 2002. As a result, the pre-tax impairment charge related to goodwill as of January 1, 2002 was determined to be $78,757,000. As required by SFAS No. 142, the impairment charge was recorded net of its associated $23,609,000 tax benefit in the first quarter as a cumulative change in accounting principle, effective as of January 1, 2002. Net income for the nine months ended September 30, 2002 has been reduced by the amount of the after-tax impairment charge.

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

               In connection with the sale of the growing media business to the Sun Gro Horticulture Income Fund, the Canadian Customs & Revenue Authority (CCRA) required that approximately $13.1 million Canadian (US$ 8.3 million) of the gross proceeds from the transaction be withheld in an escrow account pending the determination of whether certain aspects of the sale were taxable for Canadian purposes. The amount withheld was not included in the measurement of the loss on the sale of Sun Gro for financial statement purposes. The Company firmly believes that the transaction is exempt from tax for Canadian purposes, but after more than seven months of discussions with the CCRA, progress on this matter has not been satisfactory to the Company. Accordingly, the Company decided that the best course of action was to file a tax return, submit the required tax payment, and make a claim for refund on the basis that the transaction is exempt from tax for Canadian purposes. On November 7, 2002, the Company submitted a tax payment of approximately $8.3 million Canadian (US$ 5.2 million) to the CCRA. The balance of the escrow funds of approximately $4.9 million Canadian (US$
         3.1 million) was then remitted to the Company. The receipt of the $4.9 million Canadian (US$ 3.1 million) has not been recorded in the financial statements for the period ended September 30, 2002, but will be recorded as an adjustment to the loss on the sale of Sun Gro in the fourth quarter. The Company will continue to actively pursue a refund of the $8.3 million Canadian (US$ 5.2 million) through all the appropriate administrative and/or judicial channels.

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

               (LOSS) INCOME FROM CONTINUING OPERATIONS. The loss from continuing operations of $7.1 million for the three months ended September 30, 2002 improved by $1.8 million from the loss of $8.9 million for the comparable period in 2001. The improvement was primarily due to lower other expenses as discussed above.

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

               CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE. The cumulative effect of change in accounting principle of $55.1 million for the nine months ended September 30, 2002 represents the goodwill impairment charge, net of tax, resulting from the Company's adoption of SFAS No. 142. The Company valued both the tangible and intangible assets and liabilities as of January 1, 2002. The difference between the implied fair value of goodwill and the book value goodwill led to a pre-tax charge of $78.8 million. A $23.6 million tax benefit was recorded in connection with the loss.

               NET (LOSS) INCOME. The net loss increased to $49.6 million for the nine months ended September 30, 2002 compared to a net income of $15.2 million in the comparable period in 2001 primarily due to the loss from discontinued operations, the extraordinary item and the cumulative effect of change in accounting principle as discussed above.

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

                  Principal repayments due under the Company's Amended Senior Credit Facility total $17.5 million in 2003 and $85.0 million in 2004. The expiration of the Company's seasonal working capital facility has been extended to June 15, 2004. Madison Dearborn Capital Partners, L.P. ("MDCP"), our principal shareholder, provided a guarantee for the extension of the $30.0 million seasonal revolving loan commitment under the Amended Senior Credit Facility.

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

                  At September 30, 2002, the Company had the following contractual obligations (payments due by period, in millions):

                                      2003     2004     2005     Total
                                      ----     ----     ----     -----
         Tranche B Term Loan        $  --    $  51.1  $  --    $   51.1
         New Term Loan                 17.5     33.8     --        51.3
         Senior Subordinated Notes     --       --       81.9      81.9
         Other obligations              0.1     0.1     --         0.2
                                    -------- -------- -------- ---------
         Total                      $  17.6  $  85.0  $  81.9  $  184.5
                                    ======== ======== ======== ==========

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

                  In May 2000, the Company entered into an interest rate swap and cap agreement ("interest rate agreement") to hedge $75.0 million of its loan facility. The interest rate agreement effectively changes the Company's exposure on its variable rate interest payments to fixed rate interest payments of 7.13% based on the 3-month LIBOR rate in effect at the beginning of each quarterly period, with a maximum rate of 8%. The interest rate agreement matures in February 2005. At September 30, 2002, the estimated fair value of the Company's obligation under the interest rate agreement was $9.2 million. For the nine months ended September 30, 2002, the Company recognized a pre-tax loss of $2.0 million reported as interest rate swap agreement expense related to the change in the fair value of the interest rate agreement. In addition, for the twelve months ending December 31, 2002, the Company anticipates that $0.6 million, net of tax, will be amortized as interest rate agreement expense related to the $2.3 million cumulative after-tax charge made to Accumulated Other Comprehensive Income on January 1, 2001.

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

ITEM 4.  DISCLOSURE ON INTERNAL CONTROL PROCEDURES

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