Form 10-K
period 2002-12-31
HINES HORTICULTURE INC
filed 2003-04-11
CIK 1003515

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-K

(MARK ONE)
   |X|     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

   | | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM                 TO
                                          -----------------    -----------------

                         COMMISSION FILE NUMBER: 0-24439

                              ---------------------

                            HINES HORTICULTURE, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                              ---------------------

                     DELAWARE                             33-0803204
           (STATE OR OTHER JURISDICTION OF            (I.R.S. EMPLOYER
           INCORPORATION OR ORGANIZATION)           IDENTIFICATION NUMBER)

                  12621 JEFFREY ROAD, IRVINE, CALIFORNIA 92620
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

                                 (949) 559-4444
                        HTTP://WWW.HINESHORTICULTURE.COM
                              ---------------------

    SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: COMMON STOCK,
     PAR VALUE $.01 PER SHARE

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Indicate by check mark whether the registrant is an accelerated filer. [ ]

         As of June 30, 2002, the aggregate market value of the registrant's voting common stock held by non-affiliates of the registrant was approximately $37.3 million.

         As of March 21, 2003, there were 22,072,549 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant's Proxy Statement prepared in connection with the Annual Meeting of Stockholders to be held in 2003 are incorporated in Part III hereof by reference.

                            HINES HORTICULTURE, INC.

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
                                                                             NO.
                                                                             ---

                                     PART I
                                     ------

ITEM 1.   BUSINESS.............................................................1
ITEM 2.   PROPERTIES...........................................................6
ITEM 3.   LEGAL PROCEEDINGS....................................................6
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................7

                                     PART II
                                     -------

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS............................................................7
ITEM 6.   SELECTED FINANCIAL DATA..............................................8
ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS.............................................12
ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..........25
ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.........................26
ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
            FINANCIAL DISCLOSURE..............................................26

                                    PART III
                                    --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..................26
ITEM 11.  EXECUTIVE COMPENSATION..............................................26
ITEM 12   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT......26
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......................27
ITEM 14.  CONTROLS AND PROCEDURES.............................................27

                                     PART IV
                                     -------

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K....27

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

     Hines Horticulture, Inc.'s estimated or anticipated future results, products and service performance or other non-historical facts are forward-looking and reflect Management's current perspective of existing trends and information. These statements involve risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, among others, the continued ability of Hines Horticulture, Inc. to access water, the impact of growing conditions, risks associated with customer concentration, adverse weather conditions, seasonality, government regulations, loss of key employees, general economic conditions, future acquisitions and the ability to integrate such acquisitions in a timely and cost effective manner, the ability to manage growth, the impact of competition, the ability to obtain future financing or to satisfy payment obligations under existing financing, limitations of Hines Horticulture, Inc.'s substantial leverage and debt restrictions and other risks and uncertainties described from time to time in Hines Horticulture, Inc.'s Securities and Exchange Commission filings.

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

ITEM 1. BUSINESS

INTRODUCTION

     Hines Horticulture, Inc. ("Hines," the "Company," "we" or "our"), a Delaware corporation, currently produces and distributes horticultural products through its wholly owned subsidiaries, Hines Nurseries, Inc. ("Hines Nurseries") and Enviro-Safe Laboratories, Inc. Unless otherwise specified, references to "Hines" or the "Company" refer to Hines Horticulture, Inc. and its subsidiaries.

     Hines is a leading national supplier of ornamental shrubs, color plants and container-grown plants with 14 commercial nursery facilities located in Arizona, California, Florida, Georgia, New York, Oregon, Pennsylvania, South Carolina and Texas. Hines markets its products to retail and commercial customers throughout the United States. Hines produces approximately 5,500 varieties of ornamental shrubs and color plants. Hines sells to more than 2,200 retail and commercial customers, representing more than 8,400 outlets throughout the United States and Canada.

     On March 27, 2002, the Company completed the sale of its growing media business, Sun Gro Horticulture, Inc. and its wholly owned subsidiary, Sun Gro Horticulture Canada Ltd. (collectively known as "Sun Gro") to Sun Gro Horticulture Income Fund, a newly-established Canadian income fund. The assets sold included 14 facilities located across Canada and the United States and control of approximately 50,000 acres of peat bogs in Canada. Hines will no longer harvest, produce or sell peat moss or have the rights to the Sunshine, Parkland Fairway, Black Gold, Lakeland Grower, Alberta Rose, Nature's and Gardener's Gold trade names. Hines received net proceeds of approximately $119 million from the sale, the majority of which were used to pay down outstanding bank debt.

     The Company's Consolidated Financial Statements included in this Annual Report on Form 10-K reflect the financial position, results of operations and cash flows of the Sun Gro business as "discontinued operations." In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144 ("SFAS No. 144"), "Accounting for the Impairment or Disposal of Long-lived Assets," the Company's Consolidated Financial Statements have been restated to reflect the financial position, results of operations and cash flows of the Sun Gro business as "discontinued operations."

HISTORY

OWNERSHIP

     James W. Hines Sr. in San Gabriel, California founded Hines in 1920. Hines was a family owned business until its acquisition by the Weyerhauser Company in 1976. Hines was sold in 1990 to a private investment group and certain members of Management. In August 1995, Hines was acquired by Madison Dearborn Capital Partners, L.P. ("MDCP"), a private equity investment firm and certain members of Management. On June 22, 1998, Hines completed an initial public offering of 5.1 million shares of its common stock.

ACQUISITIONS

     Hines has completed a number of acquisitions since 1994 to expand and diversify its operations, which complement the Company's existing operations and enhance its current product offerings.

     The following table sets forth information with respect to these acquisitions exclusive of the acquisitions related to Sun Gro:

                 ACQUIRED
DATE             COMPANY        PURCHASE PRICE  LOCATION                   PRINCIPAL PRODUCTS
------------------------------------------------------------------------------------------------------------

March 2000       Lovell Farms   $100.0 million  Florida and Georgia        Color bedding plants

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

December 1997    Bryfogle's     $19.0 million   Pennsylvania               Color bedding plants

October 1997     Pacific Color  $1.7 million    California                 Color bedding plants

November 1996    Flynn          $11.7 million   California                 Ornamental plants and
                                                                           flowering color plants

August 1996      Iverson        $10.3 million   South Carolina             Perennial flowers and plants

January 1995     OGP            $17.6 million   Oregon                     Ornamental, cold-tolerant
                                                                           plants and flowering color plants
------------------------------------------------------------------------------------------------------------


     There were no acquisitions during fiscal 2002 and 2001.

     On January 14, 2000, the Company completed its acquisition of certain assets (primarily land and buildings) and all of the outstanding capital stock of Willow Creek Greenhouses, Inc. ("Willow Creek"), a producer of quality annual bedding and holiday plants. The total acquisition price was approximately $20.5 million, which resulted in goodwill of approximately $11.4 million. In accordance with the terms of the purchase agreement, and as a result of Willow Creek achieving certain operating results relating to the years ended December 31, 2001 and 2000, the Company made additional purchase price payments of $0.9 and $0.8 million, respectively, in fiscal 2002 and 2001. At December 31, 2001 and 2000, the Company recorded these amounts as goodwill.

     On March 3, 2000, the Company completed its acquisition of (i) substantially all of the assets and certain liabilities of Lovell Farms, Inc. and Botanical Farms, Inc.; (ii) the capital stock of Enviro-Safe Laboratories, Inc. and (iii) the partnership interest of Lovell Properties (collectively referred to as "Lovell"). Lovell is a producer of quality annual bedding and holiday plants. The total acquisition price was approximately $92.0 million, which resulted in goodwill of approximately $72.2 million. In accordance with the terms of the purchase agreement, and as a result of Lovell achieving certain operating results relating to the year ended December 31, 2000, the Company made an additional purchase price payment of $7.5 million in fiscal 2001. Additionally in fiscal 2002 the Company incurred $0.5 million in acquisition related expenses. Accordingly, the Company recorded these amounts as goodwill. The Company did not make an earn-out payment in connection with this transaction for fiscal 2001, which is currently the subject of an arbitration proceeding. See "Item 3. Legal Proceedings."

BUSINESS OVERVIEW

     Hines is one of the largest commercial nursery operations in North America, producing one of the broadest assortments of container-grown plants in the industry. Hines sells its green goods primarily to the retail segment which includes the premium independent garden centers, as well as the leading home centers and mass merchandisers, such as Home Depot, Lowe's, Wal-Mart and Target.

     Hines produces and markets approximately 5,500 varieties of ornamental, container-grown plants grown primarily for outdoor use, most of which are sold under its Hines Nurseries(TM) and Iverson(TM) trade names. The Company grows most of its product categories at several of its nurseries. However, the Company emphasizes certain product categories at particular nurseries depending on the growing climate conducive to a particular product and on regional customer needs. Most of Hines' revenues fall into the following variety categories for the years ended December 31:

PRODUCT CATEGORY           REPRESENTATIVE PRODUCTS                        2002   2001   2000
-------------------------- --------------------------------------------- ------ ------ ------

Evergreens
   Broadleafs              Azalea, boxwood, camellia, euonymous, holly     21%    20%    19%

   Conifers                Pines, spruce, junipers                          7%     6%     7%

Deciduous Plants           Barberry, dogwood, forsythia, spirea             7%     7%     6%

Flowering Color Plants     Perennials, Annual bedding plants,
                              Tropical flowering plants, bulbs             59%    66%    67%

Other                      Ferns, trees                                     6%     1%     1%

                                                                         ------ ------ ------
                                                                          100%   100%   100%
                                                                         ====== ====== ======

     Since 1993, Hines has added numerous plant varieties to its product line. During the past years, Hines has aggressively expanded its offering of flowering color plants. Hines has also successfully developed patio-ready type products, which it markets under the names of Patio Tropics(TM) and Festival Pots(TM). These products generally command premium prices and improved profit margins compared with other plants offered by the Company.

     Plants (other than annual bedding plants) are produced by propagating young plants called "liners" using cuttings from mature plants. Using propagation techniques for each specific crop with respect to growing media, hormonal stimulation and growing conditions, these cuttings are cultivated into viable liners and are then transplanted into one gallon containers. These plants are placed in the nursery for six to 24 months until they reach certain specified sizes and levels of maturity, according to market demand, and are sold at different price points depending on their size and levels of maturity. During the field growing stages, plants are typically pruned by mechanized pruning machines that are designed for specific plant categories and watered and fertilized by integrated irrigation and fertilization systems, which are closely monitored and regulated to ensure consistency and quality.

The Company's water and fertilizer recycling systems are designed to minimize the costs of these elements and maximize water conservation. Each of the Company's facilities has infrastructure and procedures in place to protect its growing stock from most frost, snow and freezing conditions typically prevailing at these facilities.

     To produce annual bedding plants, a nursery either buys and germinates seeds to produce small plants, called "plugs", or purchases plugs from specialized plug producers. The plugs are then transplanted to bedding packs, gallon hanging baskets and containers of various sizes. The growth cycle of color plants is typically less than one year, with many color plants having a growing seasons as short as eight to 16 weeks, allowing certain of the Company's nurseries to produce approximately three to four inventory turns per year. As with ornamental plants, the Company applies controlled watering and fertilizing in order to ensure high quality.

     The following table sets forth the estimated percentage of Hines' net sales by customer type for the period indicated:
                                                   YEARS ENDED DECEMBER 31,
                                                   ------------------------
                CUSTOMER TYPE                       2002     2001     2000
                -------------                      ------   ------   ------

Home centers....................................     64%      60%      44%
Mass merchandisers..............................     17       22       33
Independent garden centers......................     10       11       12
Garden center chains............................      5        1        6
Re-wholesalers..................................      3        5        4
Landscapers and others..........................      1        1        1
                                                   ------   ------   ------
           Total................................    100%     100%     100%
                                                   ======   ======   ======

     The Company's Management believes sales to home centers and mass merchandisers have increased significantly during the past several years as a result of the rapid growth of this channel of distribution. Management believes the Company enjoys competitive advantages in selling into this channel due to its ability to provide a broad assortment of consistently high quality products in large volumes, its nationwide distribution and its value-added services such as custom labeling, bar-coding, full electronic data interchange and technical support. Management expects to participate in the overall growth of this channel to a greater extent than its competitors that do not offer such services. Hines' top ten customers accounted for approximately 78%, 74% and 70% of its net sales in 2002, 2001 and 2000, respectively. Hines' largest customer, Home Depot, accounted for approximately 47%, 44% and 41% of its net sales in 2002, 2001 and 2000, respectively.

     DISTRIBUTION. Hines distributes its products directly from its nursery sites to its retail customers primarily through common carriers and through the Company's fleet of approximately 220 trucks, 50 of which are owned and the balance of which are leased. The Company believes that common carriers are available to accommodate seasonal delivery peaks. The Company uses a variety of product shipping techniques, such as specialized shelving, protective racks and special loading techniques. Nursery products are distributed nationwide, except color plants, which are typically distributed within a 300-mile radius of each nursery.

     RESEARCH AND DEVELOPMENT. Hines' product sourcing and development yield unique plant varieties, which are marketed under a trade name and patented whenever possible. The Company applies for patents on plant varieties that are significantly different from existing varieties. Differences among plant varieties may include coloration, size at maturity or hardiness in drought or cold conditions. These varieties command higher prices, provide higher unit margins and enhance the Company's reputation as a product innovator. The Company's expenses associated with research and development are not material and are recorded in selling and distribution expenses.

     PRODUCTION. Raw materials consist of starter materials, containers and soil mixtures. The Company's Management believes that there are alternate sources of supply readily available.

     SALES AND MARKETING. Most of Hines' facilities have separate sales forces, which include a sales manager, in-house customer service representatives, direct sales consultants and various support personnel. As of December 31, 2002, Hines employed approximately 369 direct sales consultants, key account managers, market area managers and merchandisers. National accounts are serviced through "National Account Task Teams" comprised of a senior management member and direct sales personnel from each nursery supplying the account. Hines also markets its products through trade shows, print advertising in trade journals, direct mail promotion and catalogues.

     COMPETITION. Competition in the nursery products segment of the lawn and garden industry is based principally on the breadth of product offering, consistent product quality and availability, customer service and price. The nursery products segment is highly fragmented. According to the 1997 Census of Agriculture released by the USDA's National Agricultural Statistics Service, the nursery business is comprised of approximately 30,000 primarily small and regionally based growers, with the top 100 growers accounting for approximately 22% of the industry volume. Management believes Hines is one of only two growers able to serve every major regional market in North America, the Company's only national competitor being Monrovia Nursery Company. In each of its markets, Hines competes with regional growers such as Color Spot in the West, Clinton Nurseries in the Northeast, Zelenka Nurseries in the Midwest, Wight Nurseries in the South and many other smaller regional and local growers. Hines' key competitive advantages are its ability to provide consistent, high quality products in large volumes, its nationwide distribution and its value-added services.

SEASONALITY

     The Company's green goods business is highly seasonal in nature, with most of its sales typically occurring in the first half of the year. The table below sets forth the Company's quarterly net sales, as a percentage of total year net sales, during the year ended December 31, 2002:

                                                             Percentage of Total
                                      Quarter                  2002 Net Sales
                               ---------------------         -------------------

                               First Quarter                         21%
                               Second Quarter                        54
                               Third Quarter                         13
                               Fourth Quarter                        12
                                                                   ------
                                                                    100%
                                                                   ======

PATENTS AND TRADEMARKS

     The Company has registered numerous trademarks, service marks and logos used in its businesses in the United States and Canada. In addition, the Company has developed and continues to develop specialty plants for which it holds patents registered with the U.S. Patent and Trademark Office. The Company currently holds 41 patents, with 19 patent applications pending. The Company's Management does not believe that the loss of any particular patent would have a material adverse effect on the Company.

GOVERNMENT REGULATION

     The Company is subject to certain United States federal, state and local provincial health, safety and environmental laws and regulations regarding the production, storage and transportation of certain products and the disposal of its wastes. The Environmental Protection Agency ("EPA")and similar state and local agencies regulate the Company's operations and activities, including, but not limited to, water runoff and the use of certain pesticides in its nursery operations. In the ordinary course of business, the Company uses substances that are regulated or may be hazardous under environmental laws. The Company does not anticipate that future expenditures for compliance with such environmental laws and regulations will have a material adverse effect on the Company's financial position or results of operations. The Company cannot give any assurance, however, that compliance with such laws and regulations, or compliance with other environmental laws and regulations that may be enacted in the future, will not have an adverse effect on the Company's financial position or results of operations.

     Hines obtains certain irrigation water supplied to local water districts from facilities owned and operated by the United States acting through the Department of Interior Bureau of Reclamation ("reclamation water"). Federal reclamation laws and regulations govern the use and price of reclamation water, including availability of subsidized water rates. Hines utilizes reclamation water as one of the water supplies for its Northern California and Oregon facilities. The Company's Management believes that the nursery operations are in compliance with applicable regulations and it maintains a continuous compliance program; however, changes in law may reduce availability of, or increase the price of, reclamation water to the Company.

EMPLOYEES

     As of December 31, 2002, the Company employed approximately 3,340 persons. At its peak, an additional 1,800 seasonal employees are employed. All of the Company's employees are non-union, and the Company's Management believes that its labor relations are good.

ITEM 2.  PROPERTIES

     At December 31, 2002, the Company owned approximately 4,371 acres related to its nursery facilities. In addition, the Company leases approximately 1,100 acres related to its nursery facilities (including leases from Blooming Farm, Inc., an affiliated entity). The Company's Management believes that its owned and leased facilities are sufficient to meet its operating requirements for the foreseeable future.

     The Company's current facilities are identified in the table below:

     LOCATION                         DESCRIPTION                   STATUS
     --------                         -----------                   ------

Blairsville, Georgia................40 acre nursery             Owned
Chino Valley, Arizona...............70 acre nursery             Owned
Danville, Pennsylvania..............150 acre nursery            Leased
Fallbrook, California...............256 acre nursery            Owned/leased (a)
Forest Grove, Oregon................1,082 acre nursery          Owned/leased (b)
Fulshear, Texas.....................450 acre nursery            Owned
Irvine, California..................479 acre nursery
                                    and headquarters            Leased  (c)
Miami, Florida......................351 acre nursery            Owned
Newark, New York....................37 acre nursery             Owned
Northern California.................1,389 acre nursery          Owned (d)
Pipersville, Pennsylvania...........60 acre nursery             Owned/leased (e)
San Joaquin Valley, California .....59 acre nursery             Owned/leased (f)
Trenton, South Carolina.............981 acre nursery            Owned/leased (g)
Utica, New York.....................67 acre nursery             Owned

(a)  The Company owns 244 acres and leases 12 acres at this nursery.
(b)  The Company owns 722 acres and leases 360 acres at this nursery.
(c) The lessor under this lease has provided written notice to the Company that it must vacate a 115-acre parcel by September 1, 2003 and vacate an additional 30-acre parcel by August 31, 2004. The lease for the remaining acreage does not expire until December 31, 2010.
(d) The Northern California nursery consists of sites in Allendale, Vacaville and Winters, California.
(e)  The Company owns 31 acres and leases 29 acres at this nursery.
(f) The San Joaquin Valley nursery consists of sites in Chowchilla and Madera, California. The Company owns 49 acres and leases 10 acres at this nursery.
(g)  The Company owns 921 acres and leases 60 acres at this nursery.

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

     In connection with the Company's acquisition of Lovell, the Company agreed, subject to various provisions in the purchase agreement, to make earn-out payments to the sellers of up to approximately $5.0 million for fiscal 2001 if the purchased operations achieved certain performance thresholds. Although the Company determined that the thresholds were not met and no earn-out payment was required, the sellers of Lovell are disputing the Company's determination and have initiated arbitration proceedings against the Company. The sellers also contend that the amount of the earn-out at issue is $7.5 million. As of the time of this filing, the two sides have mutually selected an arbitrator, but no hearing date for resolution of the arbitration has been set. The Company intends to vigorously contest this matter and believes it has meritorious defense to the sellers' claims. However, in the event of an adverse determination, the Company could be required to pay all or a portion of the disputed earn-out payment plus other fees and expenses. The amount of such earn-out payment would become part of the purchase price for the assets associated with the acquisition and would be accounted for as goodwill, subject to the impairment testing discussed in "New Accounting Pronouncements" under Note 1 to the Consolidated Financial Statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 2002.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

     The common stock of Hines currently trades on The Nasdaq National Market under the symbol "HORT." As of March 21, 2003, there were 88 registered holders of record of the Company's common stock. The following table sets forth the quarterly high and low share price for the years ended December 31:

2002                                         High              Low
----                                        ------            ------
1st quarter                                 $4.10             $3.18
2nd quarter                                 $5.25             $3.29
3rd quarter                                 $3.88             $2.70
4th quarter                                 $3.20             $2.42

2001                                         High              Low
----                                        ------            ------
1st quarter                                 $4.44             $2.56
2nd quarter                                 $4.20             $2.56
3rd quarter                                 $4.10             $3.10
4th quarter                                 $3.85             $3.34


     Hines has not paid dividends on its common stock in the past and does not presently plan to pay dividends on the common stock. The payment of dividends is restricted under the terms of the Company's senior credit agreement and senior subordinated note indenture. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

     For disclosure regarding equity compensation plan information, see Item 12. "Security Ownership of Certain Beneficial Owners and Management," below.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected historical consolidated financial data should be read in conjunction with the Consolidated Financial Statements and the related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K. The following table has been restated to reflect all the activity of the growing media business as "discontinued operations."

                                                                             For the Years Ended December 31, (a)
                                                         ---------------------------------------------------------------------------
                                                              2002           2001            2000           1999            1998
                                                         -------------   -------------   -------------  -------------  -------------
                                                                     (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
Statement of Operations Data:
Net sales                                                $    336,546    $    326,973    $    304,202   $    199,117   $    168,535
Cost of goods sold                                            166,994         156,490         143,262         93,403         78,198
Gross profit                                                  169,552         170,483         160,940        105,714         90,337
Operating expenses                                            122,338         121,975         113,198         76,300         62,712
Operating income                                               47,214          48,508          47,742         29,414         27,625
Interest expense                                               32,161          38,188          29,071         13,853         17,010
Provision for income taxes                                      6,169           4,627           8,034          6,516          4,086
Income from continuing operations (a)                           8,884           5,693          10,637          9,045          6,529
(Loss) income from discontinued operations (b)                 (5,413)         (2,268)          1,801          6,375          3,945
Extraordinary item, net of tax (c)                             (1,026)             --              --             --             --
Cumulative effect of change in accounting principle (d)       (55,148)             --              --             --             --

                                                         -------------   -------------   -------------  -------------  -------------
Net (loss) income                                        $    (52,703)   $      3,425    $     12,438   $     15,420   $     10,474
                                                         =============   =============   =============  =============  =============

Income from continuing operations per common share: (e)
       Basic & Diluted                                   $       0.40    $       0.26    $       0.48   $       0.41   $       0.06
Income (loss) from discontinued operations
     per common share: (e)
       Basic & Diluted                                   $      (0.25)   $      (0.10)   $       0.08   $       0.29   $       0.26
Extraordinary Item                                       $      (0.05)   $         --    $         --   $         --   $         --
Cumulative effect of change in accounting principle      $      (2.49)   $         --    $         --   $         --   $         --

                                                         -------------   -------------   -------------  -------------  -------------
Total net (loss) income per common share                 $      (2.39)   $       0.16    $       0.56   $       0.70   $       0.32
                                                         =============   =============   =============  =============  =============

Weighted average shares outstanding (f):
       Basic                                               22,072,549      22,072,549      22,072,549     22,072,549     15,106,960
       Diluted                                             22,078,012      22,091,208      22,072,549     22,072,549     15,353,016

OTHER DATA:
Capital expenditures                                     $      7,209    $     18,178    $     29,686   $     15,895   $     19,189

BALANCE SHEET DATA (AT END OF PERIOD):
Working capital                                          $     12,051    $    (41,086)   $     14,898   $     54,042   $     51,757
Short-term debt                                                90,335         143,159          97,696         43,419         32,916
Total assets                                                  405,812         610,144         599,385        418,781        324,935
Long-term debt                                                164,829         209,639         251,823        149,775        126,633
Shareholders' equity                                           41,802          88,745          87,407         74,750         63,322

              NOTES TO SELECTED CONSOLIDATED YEARLY FINANCIAL DATA
                             (DOLLARS IN THOUSANDS)


(a) From January 1, 1998 through March 31, 2000, the Company acquired the following three companies: Atlantic (September 9, 1999), Willow Creek (January 14, 2000) and Lovell (March 3, 2000). The financial results include the operations of each acquisition since its respective acquisition date.

     On March 27, 2002, the Company completed the sale of its growing media business to Sun Gro Horticulture Income Fund, a newly-established Canadian income fund. The Company's Consolidated Financial Statements included in this Annual Report on Form 10-K reflect the financial position, results of operations and cash flows of the Sun Gro business as "discontinued operations." In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets," the Company's Consolidated Financial Statements have been restated to reflect the financial position, results of operations and cash flows of the Sun Gro business as "discontinued operations."

(b) On March 27, 2002, the Company completed the sale of its growing media business and for the year ended December 31, 2002, recognized a $5,562 loss, net of tax, from the sale and a $149 gain, net of tax, from the operations through the date of sale. For the years ended December 31, 2001, 2000, 1999 and 1998 the (loss) income from discontinued operations of $(2,268), $1,801, $6,375, and $3,945, respectively represents the net
     (loss) income from the operations for those periods.

(c) The extraordinary item for the year ended December 31, 2002 of $1,026, net of tax, represents the write-off of unamortized financing costs resulting from the early extinguishment of debt which occurred as a result of using the net proceeds received from the sale of the Sun Gro business to pay down outstanding debt before its maturity.

(d) The cumulative effect of change in accounting principle for the year ended December 31, 2002 of $55,148, net of tax, represents the goodwill impairment charge resulting from the Company's adoption of SFAS No. 142.

(e) After deduction of the accrued preferred stock dividends of $5,609 for the year ended December 31, 1998.

(f) All shares and per share amounts reflect a 1.3611-for-one reverse stock split effected on June 22, 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Company's Consolidated Financial Statements and related notes included in Item 8 of this Annual Report on Form 10-K. This discussion contains trend analyses and other forward-looking statements that involve risks and uncertainties. Such risks and uncertainties are discussed at "Cautionary Statement for Purposes of the Safe Harbor Provision of the Private Securities Litigation Reform Act of 1995" and under the heading "Forward Looking Statements and Risk Factors" in this Annual Report on Form 10-K.

SALE OF SUN GRO BUSINESS

     On March 27, 2002, the Company completed the sale of its growing media business to Sun Gro Horticulture Income Fund (the "Fund"), a newly established Canadian income fund. The assets sold included 14 facilities located across Canada and the United States and control of approximately 50,000 acres of peat bogs in Canada. Hines received net proceeds of approximately $119 million from the sale, which were used to pay down outstanding bank debt. The Company recognized a $5.6 million loss, net of tax, from the sale of its growing media business for the year ended December 31, 2002. The Company's current operations consist solely of its green goods business.

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

     In connection with the sale of the growing media business to the Sun Gro Horticulture Income Fund, the Canadian Customs & Revenue Authority ("CCRA") required that approximately $13.1 million Canadian (US$8.2 million) of the gross proceeds from the transaction be withheld in an escrow account pending the determination of whether certain aspects of the sale were taxable for Canadian purposes. The amount withheld was not included in the measurement of the gain on the sale of Sun Gro for financial statement purposes. The Company firmly believes that the transaction is exempt from tax for Canadian purposes, but after more than seven months of discussions with the CCRA, progress on this matter was not satisfactory to the Company. Accordingly, the Company decided that the best course of action was to file a tax return, submit the required tax payment, and make a claim for refund on the basis that the transaction is exempt from tax for Canadian purposes. On November 7, 2002, the Company submitted a tax payment of $8.2 million Canadian (US$5.1 million) to the CCRA. The balance of the escrow funds of $4.9 million Canadian (US$3.1 million) was then remitted to the Company. The receipt of the $4.9 million Canadian (US$3.1 million) was recorded in the fourth quarter as an adjustment to the loss on the sale of Sun Gro. The Company will continue to actively pursue a refund of the $8.2 million Canadian (US$5.1 million) through all the appropriate administrative and/or judicial channels.

     The Company's Consolidated Financial Statements included in this Annual Report on Form 10-K reflect the financial position, results of operations and cash flows of the Sun Gro business as "discontinued operations." In accordance with SFAS No. 144, the Company's Consolidated Financial Statements have been restated to reflect the financial position, results of operations and cash flows of the Sun Gro business as "discontinued operations."

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

     ACQUISITIONS. In the three years ended December 31, 2002, the Company completed, in connection with its green goods business, two acquisitions in 2000, both of which have been accounted for under the purchase method. Accordingly, the purchase prices were allocated to certain assets and liabilities based on their respective fair market values. The excess of the purchase price over the estimated fair market value of the net assets acquired relating to each transaction was accounted for as goodwill. Beginning January 1, 2002, goodwill will no longer be amortized, but will be subject to a periodic test for impairment as discussed below in "Critical Accounting Policies."

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

     As a result of the Company's ability to deduct its growing costs under the farming exception, the Company has historically not been required to pay cash income taxes and has generated net operating losses for federal income tax purposes. At December 31, 2001, the Company had approximately $49.2 million in net operating loss ("NOL") carryforwards for federal income tax purposes.

     As a result of the sale of the Sun Gro business, the Company estimates that it will utilize approximately $37.9 million of these net operating loss carryforwards in 2002 for federal income tax purposes. Because of this NOL utilization and the Company's projections of future earnings, the Company anticipates it will begin paying cash income taxes for federal purposes in 2005. The Company is currently paying cash income taxes for state income tax purposes in certain states due to the differing rules regarding the carryforward of net operating losses.

     At December 31, 2002, the Company has a current liability for deferred income taxes of $64.0 million. Because the majority of the items to which this liability relates are comprised of current assets and current liabilities in the balance sheet (such as inventory, accounts receivable, accounts payable, etc.), this deferred tax item is also characterized as current. The classification of this liability as a current item does not mean that it will be paid within the next year.

RECENT DEVELOPMENTS

     On February 3, 2003, the Board of Directors accepted the resignation of Stephen P. Thigpen as Chairman and C.E.O. and appointed Douglas D. Allen as Chairman and Robert A. Ferguson as Chief Operating Officer. Pursuant to his employment agreement with the Company, dated as of August 3, 1995, the Company made a lump sum cash payment to Mr. Thigpen of two times his annual base salary totaling $1.0 million which will be recorded as compensation expense in the three months ending March 31, 2003.

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

     REVENUE RECOGNITION: Hines records revenue, net of sales discounts and allowances, when all of the following have occurred; an agreement of sale exists, product delivery and acceptance has occurred and collection is reasonably assured.

     SALES RETURNS AND ALLOWANCES: Amounts accrued for sales returns and allowance are maintained at a level believed adequate by Management to absorb probable losses in the trade receivable due to sales discounts and allowances. The provision rate is established by Management using the following criteria: past sales returns experience, current economic conditions and other relevant factors. The rate is re-evaluated on a quarterly basis. Provisions for sales discounts and allowances charged against income increase the allowance. The Company records revenue, net of sales discounts and allowances, when the risk of ownership is transferred to the customer. Allowances are provided at the time revenue is recognized in accordance with SFAS No. 48, "Revenue Recognition When Right of Return Exists."

     ALLOWANCE FOR DOUBTFUL ACCOUNTS: The allowance for bad debts is maintained at a level believed by Management to adequately reflect the probable losses in the trade receivable due to customer defaults, insolvencies or bankruptcies. The provision is established by Management using the following criteria: customer credit history, customer current credit rating and other relevant factors. The provision is re-evaluated on a quarterly basis. Provisions to bad debt expense charged against income increase the allowance. All recoveries on trade receivables previously charged off are credited to the accounts receivable recovery account charged against income, while direct charge-offs of trade receivables are deducted from the allowance.

     ACCOUNTING FOR GOODWILL IMPAIRMENT: On January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). In accordance with this standard, goodwill has been classified as indefinite-lived assets no longer subject to amortization. Indefinite-lived assets are subject to impairment testing upon adoption of SFAS No. 142 and at least annually thereafter. In accordance with SFAS No. 142, this involves a two step process. First, the Company must determine if the carrying amount of equity exceeds the fair value based upon the quoted market price of the Company's common stock. If the Company determines that goodwill may be impaired, the Company compares the "implied fair value" of the goodwill, as defined by SFAS No. 142, to its carrying amount to determine the impairment loss, if any. The initial impairment analysis was completed in the fourth quarter of 2002. The Company recorded a one-time, non-cash charge of $55.1 million, net of tax, to reduce the carrying value of its goodwill. The Company has recognized this impairment charge as a cumulative effect of change in accounting principle.

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

Fiscal Year Ended December 31, 2002 compared to Fiscal Year Ended December 31, 2001.

     NET SALES. Net sales of $336.5 million for the fiscal year ended December 31, 2002 increased $9.5 million, or 2.9%, from net sales of $327.0 million for the comparable period in 2001. The increase was due primarily to increased sales volume resulting from strong sales generated by the Company's West Coast operations, successful in-store service programs in the Northeast markets and strong sales of perennials. Sales generated by the Company's West Coast operations were strong because of product line changes, while increased sales in the Northeast were driven by the expansion of successful in-store service programs. These programs enable us to offer a broader selection of green goods and streamline ordering and in-store merchandising activities with our customers. This was somewhat offset by sluggish sales in Arizona, Texas and the Southeast, which resulted primarily from overcapacity of green goods in the market. In addition, given Kmart's uncertain financial situation, the Company reduced its sales to the large retailer for the year ended December 31, 2002 by approximately $9.0 million from the previous year. The Company's Management believes that the trend of overcapacity in the market is likely to continue until the retail lawn and garden channels can effectively absorb the sales volume formerly serviced by Kmart.

     GROSS PROFIT. Gross profit of $169.6 million for the year ended December 31, 2002 decreased $0.9 million, or 0.5%, from $170.5 million for the comparable period in 2001. As a percent of net sales, gross margins decreased to 50.4% from 52.1% mainly due to the lower sales in our Southeast markets, which typically carry higher margins, and increased scrap rates primarily related to the lower Kmart sales and higher unit production costs in the nursery operations.

     SELLING AND DISTRIBUTION EXPENSES. Selling and distribution expenses of $99.2 million for the year ended December 31, 2002 increased $5.1 million, or 5.4%, from $94.1 million for the comparable period in 2001. The increase was primarily attributable to the higher sales, additional sales and merchandising personnel and higher distribution costs. Distribution costs increased by $4.4 million, or 6.7%, from 2001 due mainly to the Company's transition to a unitized delivery mode for many of its nursery products. The Company anticipates that the distribution costs related to this unitized delivery mode will remain at a consistent level in future years.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses of $26.0 million for the year ended December 31, 2002 increased $0.6 million, or 2.4%, from $25.4 million for the comparable period in 2001. The change was due mainly to an increase in bad debt expense relating to the Kmart pre-Chapter 11 receivable, higher costs associated with the Company's continued implementation of its Oracle system and severance costs associated with the elimination of certain administrative positions somewhat offset by the reduction in salary costs related to the elimination of these positions.

     OTHER OPERATING INCOME. Other operating income of $2.8 million for the year ended December 31, 2002 increased $1.6 million, or 133.3%, from $1.2 million for the comparable period in 2001. The increase was primarily due to the net gain from the sale of the Company's property in Hillsboro, Oregon and the gain on sale of fixed assets, partially offset by the write-off of software the Company no longer uses.

     AMORTIZATION OF GOODWILL: Goodwill amortization for the year ended December 31, 2002 of $0 decreased $3.7 million, or 100%, from $3.7 million for the comparable period in 2001. The decrease was entirely due to the adoption of SFAS No. 142, which discontinued the amortization of goodwill.

     OPERATING INCOME. Operating income of $47.2 million for the year ended December 31, 2002 decreased $1.3 million, or 2.7%, from $48.5 million for the comparable period in 2001. As a percentage of net sales, operating income decreased to 14.0% from 14.8%. The decrease was due mainly to the lower gross margins and higher selling and distribution costs discussed above and was offset by the Company ceasing the amortization of goodwill in 2002 under the provisions of SFAS No. 142.

     OTHER EXPENSES. Other expenses of $32.2 million for the year ended December 31, 2002 decreased $6.0 million, or 15.7%, from $38.2 million for the comparable period in 2001. The decrease was primarily attributable to lower interest expenses and a mark-to-market charge of $2.6 million relating to the Company's $75.0 million interest rate swap agreement as compared to a charge of $4.1 million for the comparable period in 2001. This adjustment results from the quarterly change in the swap's valuation, which is based on long-term interest rate expectations. Interest expense was $4.1 million lower in 2002, which resulted from using the net proceeds from the sale of the Sun Gro business and the sale of the Oregon land to reduce debt.

     PROVISION FOR INCOME TAXES. The Company's effective income tax rate was 41.0% and 44.8% for the years ended December 31, 2002 and 2001, respectively. The decline in the effective income tax rate from 2001 to 2002 was due to the adoption of SFAS No. 142, which discontinued the amortization of goodwill.

     INCOME FROM CONTINUING OPERATIONS. Income from continuing operations of $8.9 million for the year ended December 31, 2002 increased $3.2 million, or 56.1%, from $5.7 million for the comparable period in 2001. The increase was mainly due to lower other expenses, the net gain from the sale of the Oregon land recorded as other operating income and the Company ceasing the amortization of goodwill under the provisions of SFAS No. 142 as discussed above.

     (LOSS) INCOME FROM DISCONTINUED OPERATIONS. The loss from discontinued operations of $5.4 million for the year ended December 31, 2002 includes a loss of $5.5 million, net of tax, from the sale of the Sun Gro business and a gain of $0.1 million from the operations of Sun Gro through the date of sale. The loss from discontinued operations of $2.3 million for the year ended December 31, 2001 is comprised entirely of a loss from the operations of Sun Gro.

     EXTRAORDINARY ITEM. The extraordinary item of $1.0 million, net of tax, represents the write-off of unamortized financing costs resulting from the early extinguishment of debt which occurred as a result of using the net proceeds received from the sale of the Sun Gro business to pay down outstanding debt before its maturity.

     CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE. The cumulative effect of change in accounting principle of $55.1 million for the year ended December 31, 2002 represents the goodwill impairment charge, net of tax, resulting from the Company's adoption of SFAS No. 142. The Company valued both the tangible and intangible assets and liabilities as of January 1, 2002. The difference between the implied fair value of goodwill and the book value goodwill led to a pre-tax charge of $78.8 million. A $23.6 million tax benefit was recorded in connection with the loss. Our measurement of the fair value of the goodwill was based on the market capitalization of the Company's common stock over a reasonable period of time, including a control premium. Accordingly, the primary factor contributing to the impairment charge was the overall deterioration in the Company's stock price and the Company's substantial leverage.

     NET (LOSS) INCOME. The net loss of $52.7 million for the year ended December 31, 2002 decreased $56.1 million from net income of $3.4 million for the comparable period in 2001. The decrease was primarily due to the loss from discontinued operations, extraordinary item and the goodwill impairment charge discussed above.

Fiscal Year Ended December 31, 2001 compared to Fiscal Year Ended December 31, 2000.

     NET SALES. Net sales of $327.0 million for the fiscal year ended December 31, 2001 increased $22.8 million, or 7.5%, from net sales of $304.2 million for the comparable period in 2000. Strong sales in early 2001 were partially offset by unfavorable weather conditions in May and June of 2001 and softening economic conditions and aggressive inventory management control programs by customers.

     GROSS PROFIT. Gross profit of $170.5 million for the year ended December 31, 2001 increased $9.6 million, or 5.9%, from $160.9 million for the comparable period in 2000. The increase was primarily attributable to higher sales at the Company's green goods business as discussed above. As a percent of net sales, gross margins decreased to 52.1% from 52.9% primarily due to lower margins at our color sites.

     SELLING AND DISTRIBUTION EXPENSES. Selling and distribution expenses of $94.1 million for the year ended December 31, 2001 increased $9.1 million, or 10.7%, from $85.0 million for the comparable period in 2000. The increase was due mainly to the higher sales, additional sales and merchandising personnel and higher distribution costs.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses of $25.4 million for the year ended December 31, 2001 increased $0.4 million, or 1.6%, from $25.0 million for the comparable period in 2000. The modest increase was primarily due to the Company's efforts to control costs, improve efficiencies and consolidate many of its operational activities.

     OTHER OPERATING INCOME. Other operating income of $1.2 million for the year ended December 31, 2001 represents the net gain from the sale of fixed assets. No such sales occurred in 2000.

     AMORTIZATION OF GOODWILL: Goodwill amortization for the year ended December 31, 2001 of $3.7 million increased $0.6 million, or 19.4%, from $3.1 million for the comparable period in 2000. The increase was primarily due to the acquisitions in 2000 having an entire year of amortization expense in 2001.

     OPERATING INCOME. Operating income of $48.5 million for the year ended December 31, 2001 increased $0.8 million, or 1.7%, from $47.7 million for the comparable period in 2000 primarily as a result of the higher sales. As a percentage of net sales, operating income decreased to 14.8% from 15.7% due primarily to a decrease in gross margins and higher total operating expenses as described above.

     OTHER EXPENSES. Other expenses of $38.2 million for the year ended December 31, 2001 increased $9.1 million, or 31.3%, from $29.1 million for the comparable period in 2000. The increase was due to higher interest expenses, increased amortization of deferred financing expenses and a mark-to-market charge of $4.1 million relating to the Company's $75.0 million interest rate swap agreement. This charge stems from the Company's adoption of SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" in 2001 and results from the quarterly change in the swap's valuation, which is based on long-term interest rate expectations. Interest expense was $1.9 million higher in 2001, which resulted from increased borrowing levels due to acquisitions made in late fiscal 1999 and early fiscal 2000 and increased interest rates in 2001.

     PROVISION FOR INCOME TAXES. The Company's effective income tax rate was 44.8% and 43.0% for the years ended December 31, 2001 and 2000, respectively.

     INCOME FROM CONTINUING OPERATIONS. Income from continuing operations of $5.7 million for the year ended December 31, 2001 decreased $4.9 million, or 46.2%, from $10.6 million for the comparable period in 2000. The decrease was primarily attributable to the lower gross margins, the higher operating expenses and the increased other expenses described above.

      (LOSS) INCOME FROM DISCONTINUED OPERATIONS. The loss from discontinued operations of $2.3 million for the year ended December 31, 2001 decreased $4.1 million from income of $1.8 million for the comparable period in 2000. The decrease was due mainly to a deferred income tax expense of $8.1 million related to the difference between the book and tax basis of the investment in Sun Gro-Canada by Sun Gro-U.S. for the anticipated repatriation of foreign earnings in connection with the sale of Sun Gro-Canada. Management had not previously provided for deferred taxes due to their belief that the investment in Sun Gro-Canada was previously expected to be permanent in nature.

     NET (LOSS) INCOME. Net income of $3.4 million for the year ended December 31, 2001 decreased $9.0 million, or 72.6%, from $12.4 million for the comparable period in 2001. The decrease was primarily due to lower gross margins, higher operating expenses, increased interest expenses and the loss from discontinued operations as described above.

LIQUIDITY AND CAPITAL RESOURCES

     On March 27, 2002, the Company completed the sale of the Sun Gro business and received net proceeds of approximately $119 million. In addition, the Company completed the sale of 22.5 acres of land located in Hillsboro, Oregon in March 2002, and received net proceeds of approximately $2.9 million.

     The Company used $108.0 million of the aggregate proceeds from the sale of the Sun Gro business and the sale of the Oregon land to reduce long-term debt with the remaining amount of $14.0 million used to reduce the amount outstanding under its working capital revolver. Consequently, the Company's net debt position (short-term and long-term debt) at December 31, 2002 was $255.2 million compared to net debt of $389.9 million at December 31, 2001, which included long-term debt from its discontinued operations.

     Net cash provided by operating activities was $29.7 million for the year ended December 31, 2002 compared to $26.6 million for the comparable period in 2001 mainly due to increased cash generated from working capital changes and lower interest costs. The improvement in working capital was mainly due to an improvement in days sales outstanding and lower inventory volume growth. This was somewhat offset by a smaller increase in accounts payable and accrued liabilities compared to the same period in 2001. The smaller increase was expected because the Company obtained extended payment terms from a significant number of vendors at the beginning of 2001, which caused a one-time improvement in accounts payable and accrued liabilities in the 2001 period.

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

     Net cash provided by investing activities was $109.7 million for the year ended December 31, 2002 compared to a net use of cash of $28.9 million for the comparable period in 2001. The increase was primarily due to the proceeds received from the sale of the Sun Gro business and the sale of the Oregon property. In addition, capital expenditures were $11.0 million less than those for the comparable period in 2001.

     Net cash used in financing activities was $139.5 million for the year ended December 31, 2002 compared to net cash provided of $2.3 million for the comparable period in 2001. The increase in net cash used was primarily related to the use of the proceeds from the sale of the Sun Gro business and the sale of the Oregon property to pay down outstanding bank debt as described above and to pay financing costs of $4.2 million.

     The Company's capital expenditures were $7.2 million for the year ended December 31, 2002 compared to capital expenditures of $18.1 million for the comparable period in 2001. The capital expenditures for 2002 included the continued implementation of our ERP information system, the completion of acreage expansion plans at our South Carolina facility, which we began in 2001, and the purchase of nursery related structures, machinery and equipment. The Company's capital expenditures for 2003 are expected to be approximately $7.0 million.

     The Company typically draws under its revolving credit facilities in the first and fourth quarters to fund its seasonal inventory buildup of green goods products and seasonal operating expenses. Approximately 75% of the Company's sales occur in the first half of the year, generally allowing the Company to reduce borrowings under its revolving credit facilities in the second and third quarters. On March 21, 2003, the Company had unused borrowing capacity of $35.2 million under its $115.0 million working capital revolver facility and had no unused borrowing capacity under its $30.0 million seasonal revolver facility that can only be utilized between February 1 and June 15.

     The Company's primary sources of liquidity are funds generated by operations and borrowings under its Amended Senior Credit Facility as amended, which matures on December 31, 2004. As of December 31, 2002, this facility is comprised of a $115.0 million working capital revolver, a $30.0 million seasonal revolving loan commitment, which can only be utilized for the period between February 1 and June 15, a New Term Loan in the amount of $51.4 million and a Tranche B Term Loan in the amount of $51.1 million. Borrowings under the Amended Senior Credit Facility are secured by substantially all the Company's assets. The Amended Senior Credit Facility places various restrictions on the Company, including, but not limited to, limitations on the Company's ability to incur additional debt, limitations on capital expenditures and limitations on dividends the Company can pay to shareholders. The Amended Senior Credit Facility requires the Company to meet specific covenants and financial ratios. At the Company's option, the interest rate on the loans under the Amended Senior Credit Facility may be base rate loans, which is the higher of the prime rate or the rate which is 1/2 of 1.00% in excess of the federal funds effective rate, or Eurodollar rate loans.

     Effective March 18, 2003, the Company obtained a fourth amendment to its Amended Senior Credit Facility to (i) allow the Company to add back to EBITDA for 2002 and 2003 specific charges related to certain one-time events for purposes of its financial covenants that establish minimum EBITDA levels, minimum interest coverage ratios, and maximum leverage ratios, and (ii) allow the Company to add-back to EBITDA fees and expenses associated with the fourth amendment. In consideration for approving the amendment, all consenting lenders were paid a fee of 25 basis points on outstanding loan commitments, which equated to approximately $0.6 million.

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

     Under the Company's Amended Senior Credit Facility, the New Term Loan, the Tranche B Term Loan, and the $115.0 million working capital revolver mature on December 31, 2004. Principal repayments due under the Company's Amended Senior Credit Facility for the term loans total $17.5 million in 2003 and $85.0 million in 2004. The expiration of the Company's $30.0 million seasonal working capital facility has been extended to June 15, 2004.

     MDCP, the Company's principal shareholder, provided a guarantee for the extension of the $30.0 million seasonal revolving loan commitment effective February 1, 2002. On November 28, 2000, in exchange for MDCP's original guaranty of the Company's seasonal revolver, the Company issued a warrant to MDCP to purchase 440,000 shares of common stock at an exercise price of $3.50 per share valued at $0.8 million. The warrant is exercisable at any time prior to December 31, 2005. If MDCP is required to make any payment with respect to its guarantee on the seasonal revolving loan commitment, the Company would be required to issue to MDCP an additional warrant to purchase a number of shares of the Company's common stock equal to the amount of such payment divided by the then-current market price of the Company's common stock.

     In addition, Hines Nurseries (the issuer of the notes and our wholly owned subsidiary) has outstanding $78.0 million of Senior Subordinated Notes (the "Notes") due October of 2005. The Company has fully and unconditionally guaranteed the issuer's obligations under the Notes and the Notes are redeemable, in whole or in part, at the option of the Company, on or after October 15, 2000 at a redemption price of 106.00% of the principal amount thereof plus accrued interest, if any, to the date of redemption. The Notes contain an embedded derivative in the form of a put option whereby the holder has the right to put the instrument back to the Company at 105% if a change in control of the Company should occur. This put option will be marked-to-market quarterly and any effect will be shown in the Statement of Operations. The Company does not anticipate that the derivative will have significant value because no change of control is currently contemplated.

     The Notes currently bear interest at 12.75% per annum, and the indenture pursuant to which the Notes were issued imposes a number of restrictions on our operating subsidiaries, including their ability to incur additional indebtedness, to make certain restricted payments (including dividends to the Company), to make certain asset dispositions, to incur additional liens and to enter into significant transactions. A breach of a material term of the indenture for the Notes or other material indebtedness that results in the acceleration of the indebtedness under the Notes also constitutes an event of default under the Amended Senior Credit Facility. In addition, the Company is obligated to pay a premium at maturity equal to 5.00% of the principal amount of the Notes to be repaid. The Company is accreting this premium over the term of the maturity of the Notes as additional interest expense. At December 31, 2002, the amount of the premium was $1.8 million and, based on the $78.0 million of Notes outstanding, is expected to be $3.9 million upon maturity.

     At December 31, 2002, the Company had the following contractual obligations (payments due by period, in millions):

                                                          Payments Due by Period
                                           -----------------------------------------------------
                                            Less than
Contractual Cash Obligations    Total         1 year      1-3 years     4-5 years   After 5 years
---------------------------- -----------   -----------   -----------   -----------   -----------
Tranche B Term Loan          $     51.1    $       --    $     51.1    $       --    $       --
New Term Loan                      51.3          17.5          33.8                          --
Senior Subordinated Notes          81.9            --          81.9            --            --
Other obligations                   0.2           0.1           0.1                          --
Operating Leases                   21.4           4.5           9.7           0.9           6.3
                             -----------   -----------   -----------   -----------   -----------
Total                        $    205.9    $     22.1    $    176.6    $      0.9    $      6.3
                             ===========   ===========   ===========   ===========   ===========

     Hines does not have any off balance sheet financing or any financial arrangements with any related parties, except for operating leases, which are disclosed under Note 7 to the Consolidated Financial Statements.

     In our opinion, cash generated by operations and from borrowings available under the amended Senior Credit Facility will be sufficient to meet the Company's anticipated working capital, capital expenditures and debt service requirements through 2003. A total of $17.5 million will become due under the Senior Credit Facility during 2003.

     The Senior Credit Facility requires the Company to maintain compliance with various financial covenants. Failure to comply with any of the covenants of the Senior Credit Facility during 2003 would require the Company to seek waivers or an amendment to the Senior Credit Facility. The Company has been successful in negotiating amendments to its bank agreements, including the amendment to the Senior Credit Facility, effective March 18, 2003. If the Company is unable to obtain such waivers, all debt under the Senior Credit Facility would become due and payable ($175.2 at December 31, 2002). The Company was in compliance with these covenants during 2002 and, based upon management's 2003 operating plan, expects to remain in compliance with these covenants during 2003. Actual results of operations will depend on numerous factors, many of which are beyond our control. As a result, we cannot ensure that the Company will comply with its financial covenants during 2003. If this occurs, management believes that it will be able to successfully renegotiate its covenants to ensure compliance throughout 2003.

     A total of $84.9 million will become due under the Senior Credit Facility during 2004. The Company expects to refinance this debt with existing financial institutions or others, or extend its maturity prior to maturity.
 There can be no assurance that management will be successful in refinancing this debt or extending its maturity.

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

IRVINE LAND LEASE

     The Company's 479-acre nursery facility and headquarters in Irvine, California is entirely on leased land. The lease on the majority of the acreage does not expire until December 31, 2010. However, the lessor of the Irvine land has the option to terminate the lease on two specific parcels at an earlier date. The lessor has exercised this option and has provided written notice to the Company that it must vacate a 115-acre parcel by September 1, 2003 and must vacate an additional 30-acre parcel by August 31, 2004. The Company is actively pursuing an extension of these exit timelines with the lessor in order to allow the Company the time necessary to transition the product that is grown on this acreage to other facilities. However, there can be no assurance that the Company will be successful in obtaining these extensions. The failure of the Company to obtain these extensions could cause declines in net sales and operating income that could have a material adverse effect on the Company.

SUDDEN OAK DEATH

     Sudden Oak Death (SOD) is caused by a fungus-like pathogen recently identified by University of California scientists and named PHYTOPHTHORA RAMORUM. Since its appearance in 1995, SOD has killed tens of thousands of coast live oak, black oak, tan oak and Shreve oak in Northern California. It can also infect leaves and branches of rhododendron, buckeye, madrone, manzanita, bigleaf maple, bay laurel and evergreen huckleberry. Most recently, both saplings of Redwood and Douglas Fir trees have been found to be susceptible. To date, SOD has been identified in 12 California counties and has been confirmed in a small town in southwest Oregon.

     Restrictive regulation of soil media containing Redwood and/or Douglas Fir sawdust by the U.S. Department of Agriculture or California Department of Forest & Agriculture could cause declines in net sales and operating income that could have a material adverse effect on the Company given that our California nursery operations utilize soil media containing Redwood and/or Douglas Fir sawdust. At this point in time, it is not clear how the USDA/CDFA will regulate soil media. Currently, there is no scientific data that indicates that P. RAMORUM is present in sawdust, but Redwoods and Douglas Firs are on the host list as discussed above. We are currently undergoing studies growing plants in alternatives to Redwood and/or Douglas Fir sawdust. We are also working closely with local, state and federal researchers on an effective treatment for P. RAMORUM in a nursery operation. There is no clearly understood or accepted treatment for wide-scale infection of this disease at this time nor is it known how this disease is spread.

SEASONALITY; VARIABILITY OF QUARTERLY RESULTS AND CERTAIN CHANGES

     The Company's business, like that of its competitors, is highly seasonal. In 2002, approximately 75% of net sales and approximately 109% of operating profits occurred in the first half of the year, with approximately 54% of net sales and approximately 87% of operating profits occurring in the second quarter of 2002. The Company has experienced, and expects to continue to experience, significant variability in net sales, operating income and net income on a quarterly basis. The principal factor contributing to this variability is weather, particularly on weekends during the peak gardening season, which could cause declines in net sales and operating income that could have a material adverse effect on the Company.

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

CUSTOMER CONCENTRATION; DEPENDENCE ON HOME DEPOT

     Our top 10 customers together accounted for approximately 78% of our fiscal year 2002 net sales. Our largest customer, Home Depot, accounted for approximately 47% of our fiscal year 2002 net sales. These customers hold significant positions in the retail lawn and garden market. Management expects that a small number of customers will continue to account for a substantial portion of the Company's net sales for the foreseeable future. The Company does not have long-term contracts with any of its retail customers, and there can be no assurance that they will continue to purchase its products.

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

KMART BANKRUPTCY

     Kmart, one of our top customers, filed for bankruptcy relief under Chapter 11 of the bankruptcy code on January 22, 2002. Following such filing, we recommenced shipping products to Kmart. If Kmart does not successfully emerge from its bankruptcy reorganization, the loss of, or reduction in, orders or the Company's inability to collect accounts receivables from Kmart, could have a material adverse effect on the Company, its business and operations. During the year ended December 31, 2002, the Company's net sales to Kmart were approximately $8.0 million, a decrease of $9.0 million from the comparable period in 2001. The Company believes that it will likely further reduce sales to Kmart in fiscal 2003.

SUBSTANTIAL LEVERAGE

     We had debt outstanding in the principal amount of $255.2 million as of December 31, 2002. Our substantial indebtedness could have important consequences for you. For example, it could:

-    make it more difficult for us to satisfy our obligations;
- increase our vulnerability to general adverse economic and industry conditions;
- require us to dedicate a substantial portion of cash flows from operations to payments on our indebtedness, which would reduce cash flows available to fund working capital, capital expenditures and other general corporate requirements;
- limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;
- place us at a competitive disadvantage compared to our competitors that have less debt;
-    limit our ability to borrow additional funds; and
- expose us to risks inherent in interest rate fluctuations because some of our borrowings are at variable rates of interest, which could result in higher interest expense in the event of increases in interest rates.

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

COVENANT RESTRICTIONS

     Our credit facility and the indenture governing our outstanding Notes contain restrictive covenants that require us to maintain specified financial ratios and satisfy other financial condition tests. Our ability to meet those financial ratios and tests can be affected by events beyond our control, and we cannot assure you that we will meet those tests. A breach of any of these covenants could result in a default under our credit facility and/or the Notes, and the lenders and/or noteholders could elect to declare all of our outstanding indebtedness to be immediately due and payable and terminate all commitments to extend further credit. We cannot be sure that our lenders or the noteholders would waive a default or that we could pay the indebtedness in full if it were accelerated.

GOVERNMENTAL REGULATIONS; MINIMUM WAGE

     The Company is subject to certain federal, state and local health, safety and environmental laws and regulations regarding the production, storage and transportation of certain of its products and the disposal of its waste.

     Certain of the Company's operations and activities, such as water runoff from its production facilities and the use of certain pesticides, are subject to regulation by the United States Environmental Protection Agency and similar state and local agencies. These agencies may regulate or prohibit the use of such products, procedures or operations, thereby affecting the Company's operations and profitability. In addition, the Company must comply with a broad range of environmental laws and regulations. Additional or more stringent environmental laws and regulations may be enacted in the future and such changes could have a material adverse effect on the Company. The Company uses reclamation water as one of the sources of water for a few of its production facilities. Federal reclamation laws and regulations govern the use and pricing of reclamation water, including availability of subsidized water rates. Changes in the law could have a material adverse effect on the Company.

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

MADISON DEARBORN CAPITAL PARTNERS, L.P. OWNS APPROXIMATELY 54% OF THE OUTSTANDING COMMON SHARES OF HINES ON A FULLY DILUTED BASIS

     Madison Dearborn Capital Partners, L.P. ("MDCP") owns approximately 54% of the outstanding common shares of Hines on a fully diluted basis and has sufficient voting power to control, or at the least significantly influence the election of directors and the approval of other actions requiring the approval of our shareholders.

COMPETITION

     The wholesale nursery industry is highly competitive. Competition in the nursery products segment of the lawn and garden industry is based principally on the breadth of product offering, consistent product quality and availability, customer service and price. The nursery products segment is highly fragmented. According to the 1997 Census of Agriculture released by the USDA's National Agricultural Statistics Service, the nursery business is comprised of approximately 30,000 primarily small and regionally based growers, with the top 100 growers accounting for approximately 22% of the industry volume. Management believes Hines Horticulture, Inc. is one of only two growers able to serve every major regional market in North America, the Company's only national competitor being Monrovia Nursery Company. In each of its markets, Hines competes with regional growers such as Color Spot Nurseries, Inc. in the West, Clinton Nurseries in the Northeast, Zelenka Nurseries in the Midwest, Wight Nurseries in the South and many other smaller regional and local growers. Hines' key competitive advantages are its ability to provide consistent, high quality products in large volumes, its nationwide distribution and its value-added services.

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

ACCOUNTING PRONOUNCEMENTS ADOPTED

     Effective January 1, 2002, Hines adopted the provisions of SFAS No. 142 "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill will no longer be amortized, but will be subject to a periodic test for impairment based upon fair values. SFAS No. 142 requires that goodwill be tested at least annually for impairment using a two-step process. The first step is to identify a potential impairment. The second step is to measure the amount of the impairment loss. In the year of adoption, the initial testing must be done as of the beginning of the fiscal year. For this transition testing, the first step must be completed within six months and the second step must be completed by the end of the Company's fiscal year.

     The Company completed the first step of the transition testing by June 30, 2002 and completed the second step by December 31, 2002. As a result, the pre-tax impairment charge related to goodwill as of January 1, 2002 was determined to be $78.8 million. The impairment charge was recorded net of its associated $23.6 million tax benefit in the first quarter as a cumulative change in accounting principle, effective as of January 1, 2002. Net income has been reduced by the amount of the after-tax impairment charge. This impairment charge will not impact the Company's covenants under its Amended Senior Credit Facility.

     As required, the Company also tested goodwill for impairment as of December 31, 2002. In conducting Step 1 of the impairment test, the Company determined that there was no potential impairment of goodwill as of December 31, 2002.

     For the years ended December 31, 2002 and December 31, 2001, the Company reported net goodwill of $43.0 million and $121.4 million, respectively. For the year ended December 31, 2001, the Company reported goodwill amortization of $3.7 million, excluding discontinued operations.

     Effective January 1, 2001, Hines adopted the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), as amended. Adopting the provisions of SFAS No. 133 on January 1, 2001 resulted in a cumulative after-tax charge to Accumulated Other Comprehensive Income as of January 1, 2001 of $2.3 million, representing the fair value of the interest rate agreement, net of tax. This amount is being amortized as interest rate agreement expense over the term of the debt. For the twelve months ended December 31, 2002, the Company recognized a pre-tax loss of $2.6 million reported as interest rate swap agreement expense in the Consolidated Statements of Operations related to the change in the fair value of the interest rate agreement.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based-Compensation-Transition and Disclosure-an Amendment of FASB Statement No. 123" ("SFAS No. 148"). SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of account for stock-based employee compensation and the effect of then method used on reported results. The annual disclosure requirements of SFAS No. 123 are effective for the Company as of December 31, 2002 and the interim disclosure requirements will be effective during its first quarter of fiscal year 2003. As permitted under both SFAS No. 123 and SFAS No. 148, the Company continues to follow the intrinsic value method of accounting under Accounting Principles Board No. 25 "Accounting for Stock Issued to Employees." The Company has included the disclosure requirements of SFAS No. 148 in the notes to the accompanying Consolidated Financial Statements.

NEW ACCOUNTING PRONOUNCEMENTS

     In August 2001, Financial Accounting Standards Board issued SFAS No. 143 "Accounting for Asset Retirement Obligations." ("SFAS No. 143"). SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It will be effective for the Company beginning with its 2003 financial statements. The Company is in the process of evaluating the impact of SFAS No. 143 on its financial statements and will adopt the provisions of this statement in the first quarter of fiscal year 2003.

     In April 2002, Financial Accounting Standards Board issued SFAS No. 145 "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections" ("SFAS No. 145"). SFAS No. 145 addresses financial accounting and reporting for the extinguishments of debt, leases and intangible assets of motor carriers. The Company will adopt SFAS No. 145 beginning 2003 and will reclassify the 2002 extraordinary item of $1.0 million, net of tax, to operations.

     In June 2002, Financial Accounting Standards Board issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity, including Certain Costs Incurred in a Restructuring." The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company does not expect this to have a material impact on its financial statements.

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

     We have various debt instruments outstanding at December 31, 2002 that are impacted by changes in interest rates. As a means of managing our interest rate risk on these debt instruments, we entered into the interest rate swap agreement described below to effectively convert certain variable rate debt obligations to fixed rate obligations.

     In May 2000, the Company entered into an interest rate swap agreement to hedge $75.0 million of its loan facility. The interest rate swap agreement effectively changes the Company's exposure on its variable rate interest payments to fixed rate interest payments (7.13%) based on the 3-month LIBOR rate in effect at the beginning of each quarterly period, with a maximum rate of 8%. The interest rate swap agreement matures in February 2005. The estimated fair value of the Company's obligation under the interest rate swap agreement was $8.7 million at December 31, 2002.

     The Company also manages its interest rate risk by balancing the amount of its fixed and variable long-term debt. For fixed-rate debt, interest rate changes affect the fair market value of such debt but do not impact earnings or cash flows. Conversely, for variable rate debt, interest rate changes generally do not affect the fair market value of such debt but do impact future earnings and cash flows, assuming other factors are held constant. At December 31, 2002 the carrying amount and estimated fair value of the Company's long-term debt was $182.4 million and $184.5 million, respectively. Given the Company's balance of fixed rate and variable rate debt, we estimate a change in interest costs of approximately $1.0 million for every one-percentage point change in applicable interest rates.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SELECTED QUARTERLY FINANCIAL DATA

     The following selected unaudited quarterly financial data should be read in conjunction with the Consolidated Financial Statements and the related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K. The following table has been restated to reflect all the activity of the growing media business as "Discontinued operations."

                                                                 FOURTH        THIRD       SECOND        FIRST
     2002                                                        QUARTER      QUARTER      QUARTER      QUARTER
--------------                                                  ----------   ----------   ----------   ----------
                                                                                           RESTATED     RESTATED
                                                                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Sales, net                                                      $  40,628    $  45,049    $ 182,146    $  68,723

Gross profit                                                       17,871       21,349       95,925       34,407

(Loss) income from continuing operations                           (4,691)      (7,067)      18,623        2,019

Income (loss) from discontinued operations (a) (b)                  1,565           --           --       (6,978)

Extraordinary item, net of tax benefit (c)                             --           --           --       (1,026)

Cumulative effect of change in accounting principle (d)                --           --           --      (55,148)

Net (loss) income                                                  (3,126)      (7,067)      18,623      (61,133)

(Loss) income from continuing operations per common share:
        Basic & Diluted                                         $   (0.21)   $   (0.32)   $    0.84    $    0.09

Income (loss) from discontinued operations per common share:
        Basic & Diluted                                         $    0.07    $      --    $      --    $   (0.32)

Extraordinary item: Basic & Diluted                             $      --    $      --    $      --    $   (0.05)

Cumulative effect of change in accounting principle:

        Basic & Diluted                                         $      --    $      --    $      --    $   (2.49)
                                                                ----------   ----------   ----------   ----------

Total net (loss) income per common share:                       $   (0.14)   $   (0.32)   $    0.84    $   (2.77)
                                                                ==========   ==========   ==========   ==========


                                                                 FOURTH        THIRD        SECOND       FIRST
     2001                                                        QUARTER      QUARTER      QUARTER      QUARTER
--------------                                                  ----------   ----------   ----------   ----------
                                                                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Sales, net                                                      $  42,012    $  43,023    $ 174,181    $  67,757

Gross profit                                                       19,916       20,637       94,887       35,043

(Loss) income from continuing operations                           (4,787)      (8,945)      20,315         (890)

(Loss) income from discontinued operations (a)                     (7,036)         919        1,757        2,092

Net (loss) income                                                 (11,823)      (8,026)      22,072        1,202

(Loss) income from continuing operations per common share:
        Basic & Diluted                                         $   (0.21)   $   (0.41)   $    0.92    $   (0.04)

(Loss) income from discontinued operations per common share:
        Basic & Diluted                                         $   (0.32)   $    0.05    $    0.08    $    0.09
                                                                ----------   ----------   ----------   ----------

Total net (loss) income per common share:                       $   (0.53)   $   (0.36)   $    1.00    $    0.05
                                                                ==========   ==========   ==========   ==========

             NOTES TO SELECTED CONSOLIDATED QUARTERLY FINANCIAL DATA
                             (DOLLARS IN THOUSANDS)

(a) On March 27, 2002, the Company completed the sale of its growing media business to Sun Gro Horticulture Income Fund, a newly-established Canadian income fund. The Company's Consolidated Financial Statements included in this Annual Report on Form 10-K reflect the financial position, results of operations and cash flows of the Sun Gro business as "discontinued operations." In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets," the Company's Consolidated Financial Statements have been restated to reflect the financial position, results of operations and cash flows of the Sun Gro business as "discontinued operations." Subsequent to March 27, 2002, charges for discontinued operations relate primarily to adjustments to the proceeds from the sale of Sun Gro relating to working capital adjustments, net of insurance proceeds received, in the second quarter and amounts received relating to the partial refund of amounts held in tax escrow in the fourth quarter.

(b) The first quarter net income from discontinued operations has been restated to reflect an adjustment to the loss from discontinued operations net of tax as a result of a reclassification of the cumulative foreign currency translation adjustment in accumulated other comprehensive income to the loss from discontinued operations. In addition to this, a working capital adjustment, net of insurance proceeds received, previously recorded in the second quarter has now been recognized in the first quarter. The net effect for the first quarter of fiscal 2002 is a $8,434 decrease to the net income from discontinued operations, from a net income of $1,456 as previously reported to a restated net loss of $6,978.

(c) The extraordinary item for the first quarter of $1,026, net of tax, represents the write-off of unamortized financing costs resulting from the early extinguishment of debt which occurred as a result of using the net proceeds received from the sale of the Sun Gro business to pay down outstanding debt before its maturity.

(d) The cumulative effect of change in accounting principle for the first quarter of $55,148, net of tax, represents the goodwill impairment charge resulting from the Company's adoption of SFAS No. 142.

     The other information in response to this item is submitted as a separate section of this Report beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Incorporated by reference to the Company's 2003 Proxy Statement to be filed with the Securities and Exchange Commission.

ITEM 11.  EXECUTIVE COMPENSATION

     Incorporated by reference to the Company's 2003 Proxy Statement to be filed with the Securities and Exchange Commission.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated by reference to the Company's 2003 Proxy Statement to be filed with the Securities and Exchange Commission.

EQUITY COMPENSATION PLAN INFORMATION

     The Company currently maintains its 1998 Long-Term Equity Incentive Plan (the "1998 Stock Plan") under which common stock is authorized for issuance to employees and directors upon the exercise of options. The Company's stockholders have approved this plan. As of December 31, 2002, the Company did not have outstanding any options, warrants or rights under any other equity compensation plan. The following table provides aggregate information regarding the shares of Common Stock that may be issued upon the exercise of options, warrants and rights under all of the Company's equity compensation plans as of December 31, 2002.

                                  Number of securities to be     Weighted-average      Number of securities remaining
                                   issued upon exercise of      exercise price of      available for future issuance
                                     outstanding options,      outstanding options,   under equity compensation plans
                                     warrants and rights        warrants and rights   (excluding securities reflected
                                                                                              in column (a))
        Plan Category                        (a)                       (b)                         (c)
----------------------------------------------------------------------------------------------------------------------
EQUITY COMPENSATION PLANS
 APPROVED BY SECURITY HOLDERS:
     1998 Long-Term Equity
     Incentive Plan                                 271,078    $              8.33                         3,318,132
EQUITY COMPENSATION PLANS NOT
 APPROVED BY SECURITY HOLDERS:                           --    $                --                                --

                                  --------------------------                          -------------------------------
                             Total                  271,078                                                3,318,132
                                  ==========================                          ===============================

     Excluded from the above table are the warrants issued on November 28, 2000 to Madison Dearborn Capital Partners, L.P. in connection to their guarantee of the Company's working capital revolving credit facility.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated by reference to the Company's 2003 Proxy Statement to be filed with the Securities and Exchange Commission.

ITEM 14.  CONTROLS AND PROCEDURES

     Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's Management, including the Company's principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Exchange Act Rule 15d-14(c). Based upon that evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective in enabling the Company to record, process, summarize and report information required to be included in the Company's periodic SEC filings within the required time period. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation. Incorporated by reference to the Company's 2003 Proxy Statement to be filed with the Securities and Exchange Commission.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this report:

          1. The financial statements listed in "Index to Financial Statements."

          2. The exhibits listed in "Index to Exhibits."

                                INDEX TO EXHIBITS


       EXHIBIT
        NUMBER                            DESCRIPTION
        ------                            -----------

         2.1 Acquisition Agreement, dated as of March 18, 2002, by and among Hines Horticulture, Inc., Hines Nurseries, Inc., Sun Gro Horticulture, Inc., Sun Gro Horticulture Canada Ltd. and Sun Gro Horticulture Income Fund. (11)

         2.2 Asset Purchase Agreement, dated as of March 26, 2002, by and between Sun Gro Horticulture, Inc. and Sun Gro Horticulture Canada Ltd. (11)

         2.3 Underwriting Agreement, dated as of March 18, 2002, by and among Hines Horticulture, Inc., Sun Gro Horticulture, Inc. and Sun Gro Horticulture Income Fund. (11)

         3.1        Restated Certificate of Incorporation of the Company. (2)

         3.2        Amended and Restated By-laws of the Company. (5)

         4.1        Form of certificate representing Common Stock. (2)

         4.2 Amended and Restated Credit Agreement dated June 26, 1998 among Hines Nurseries, Inc., Sun Gro Horticulture Canada, Ltd., and Lakeland Canada Ltd., as borrowers, the lenders listed therein, Bank of America N.T. & S.A., as syndication agent, Harris Trust & Savings Bank, as documentation agent, BT Bank of Canada, as Canadian agent, and Bankers Trust Company, as administrative agent. (3)

         4.3 First Amendment to Credit Agreement and Consent, dated as of March 3, 2000, among Hines Nurseries, Inc., Sun Gro Horticulture Canada Ltd., as Borrowers, and The Lenders Listed therein, as Lenders, Bank of America National Trust and Savings Association, as Syndication Agent, Harris Trust and Savings Bank, as Documentation Agent, Deutsche Bank Canada, as Canadian Agent, and Bankers Trust Company, as Administrative Agent. (8)

         4.4 Second Amendment to the Credit Agreement and Limited Waiver, dated November 28, 2000, among the Borrowers, the lenders listed therein, Bank of America, N.A., as Syndication Agent, Harris Trust and Savings Bank, as Documentation Agent, Deutsche Bank Canada, as Canadian Agent, and Bankers Trust Company, as Administrative Agent. (9)

         4.5 Guarantee Agreement, dated November 28, 2000, between Madison Dearborn Capital Partners, L.P. and the Borrowers, the lenders listed therein, Bank of America, N.A., as Syndication Agent, Harris Trust and Savings Bank, as Documentation Agent, Deutsche Bank Canada, as Canadian Agent, and Banker Trust Company, as Administrative Agent.
                    (9)

         4.6 Indenture dated as of October 19, 1995 between Hines Horticulture (the predecessor of Hines Nurseries, Inc.), the Company and Sun Gro and IBJ Schroeder Bank & Trust Company, as trustee (including the form of Exchange Note and Senior Subordinated Guarantees). (1)

         4.7 First Supplement to Indenture, dated June 26, 1998, by and among Hines Nurseries, Inc., Hines Horticulture, Inc., Sun Gro Horticulture Inc. and IBJ Schroder Bank & Trust Company, as Trustee. (7)

         4.8 Second Supplement to Indenture, dated November 28, 2000, by and among Hines Nurseries, Inc., Hines Horticulture, Inc., Sun Gro Horticulture Inc., Enviro-Safe Laboratories, Inc. and The Bank of New York, as Trustee. (9)

         4.9 Third Supplement to Indenture, dated November 28, 2000, by and among Hines Nurseries, Inc., Hines Horticulture, Inc., Sun Gro Horticulture, Inc., Enviro-Safe Laboratories, Inc. and The Bank of New York, as Trustee. (9)

         4.10 Registration Agreement dated as of June 11, 1998 by and between Hines Holdings, Inc. and MDCP. (2)

        10.1 Employment Agreement dated as of August 3, 1995 between Hines Horticulture and Stephen P. Thigpen. (1)*

        10.2 Employment Agreement dated as of August 4, 1995 between Hines Horticulture and Claudia M. Pieropan. (1)*

        10.3        1998 Long-Term Equity Incentive Plan. (4)*

        10.4        Form of Incentive Stock Option Agreement.  (2)*

        10.5 Stock Purchase Agreement dated September 9, 1999 between Hines Nurseries, Inc. and those individuals whose names are set forth on the Signature Page to Stock Purchase Agreement.
                    (6)

        10.6 Purchase Agreement by and among Hines Nurseries, Inc., Lovell Farms, Inc., Botanical Farms, Inc., Warren W. Lovell III, Jeffrey S. Lovell, Jenifer E. Moreno, as Trustee of the Trace Lovell Family Investment Trust and Enrique A. Yanes, Dated as of March 3, 2000. (8)

        10.7 Warrant and Guarantee Agreement, dated November 28, 2000 by and between Hines Horticulture, Inc., Hines Nurseries, Inc. and Madison Dearborn Capital Partners, L.P. (9)

        10.8 Warrant, dated November 28, 2000, issued by Hines Horticulture, Inc. to Madison Dearborn Capital Partners, L.P. (9)

        10.9 Third Amendment to Credit Agreement and Consent dated February 1, 2002. (10)

       10.10 Limited Waiver Regarding Financial Covenants dated March 22, 2002. (10)

       10.11 Fourth Amendment to Credit Agreement and Consent dated March 18, 2003. (+)

        21.1        Subsidiaries of the Company. (+)

        23.1        Consent of Independent Accountants (+)

        99.1 Certification of Chief Operating Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002. (+)(++)

        99.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002. (+)(++)

________________
+        Filed herewith.
*        Management contract or compensatory arrangement.
++ Pursuant to Commission Release No. 33-8212, this certification will be treated as "accompanying" this Annual Report on Form 10-K and not "filed" as part of such report for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of Section 18 of the Exchange Act and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.
(1) Incorporated by reference to Hines Holdings, Inc.'s Registration Statement on Form S-4, File No. 33-99452, filed on November 15, 1995 and amended on December 22, 1995 and January 8, 1996.
(2) Incorporated by reference to Hines Horticulture, Inc.'s Registration Statement on Form S-1, File No. 333-51943, filed on May 6, 1998 and amended on May 26 1998 and June 16, 1998.
(3) Incorporated by reference to Hines Horticulture, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.
(4) Incorporated by reference to Hines Horticulture, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.
(5) Incorporated by reference to Hines Holdings, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998.

(6) Incorporated by reference to Hines Horticulture, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.
(7) Incorporated by reference to Hines Horticulture, Inc.'s Annual Report Form 10-K for the year ended December 31, 2000.
(8) Incorporated by reference to Hines Horticulture, Inc.'s Form 8-K filed on March 17, 2000.
(9) Incorporated by reference to Hines Horticulture, Inc.'s Form 8-K filed on November 29, 2000.
(10) Incorporated by reference to Hines Horticulture, Inc.'s Annual Report Form 10-K for the year ended December 31, 2001.
(11) Incorporated by reference to Hines Horticulture, Inc.'s Form 8-K filed on April 10, 2002.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 10, 2003.

                            HINES HORTICULTURE, INC.

                                                 By:  /s/ Claudia M. Pieropan
                                                      -----------------------
                                                      Claudia M. Pieropan
                                                      Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on April 11, 2003.


SIGNATURE                       CAPACITY
---------                       --------


/s/ Robert A. Ferguson          Chief Operating Officer
-----------------------------   (Principal Executive Officer)
Robert A. Ferguson


/s/ Claudia M. Pieropan         Chief Financial Officer, Secretary and Treasurer
-----------------------------   (Principal Financial and Accounting Officer)
Claudia M. Pieropan


/s/ Douglas D. Allen            Director and Chairman of the Board
-----------------------------
Douglas D. Allen


 /s/ Stan R.  Fallis            Director
-----------------------------
Stan R. Fallis


/s/ James R. Tennant            Director
-----------------------------
James R. Tennant


/s/ G. Ronald Morris            Director
-----------------------------
G. Ronald Morris


/s/ Thomas R. Reusche           Director
-----------------------------
Thomas R. Reusche


/s/ Paul R. Wood                Director
-----------------------------
Paul R. Wood

    Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Robert A. Ferguson, certify that:

1. I have reviewed this annual report on Form 10-K of Hines Horticulture, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves Management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: April 11, 2003                      By:      /S/ ROBERT A. FERGUSON
                                                   -----------------------------
                                                   Robert A. Ferguson
                                                   Chief Operating Officer
                                                   (Principal Executive Officer)

I, Claudia M. Pieropan, certify that:

1. I have reviewed this annual report on Form 10-K of Hines Horticulture, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves Management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



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

                            HINES HORTICULTURE, INC.

                          INDEX TO FINANCIAL STATEMENTS



                                                                            Page
--------------------------------------------------------------------------------


Report of Independent Accountants                                           F-1

Consolidated Balance Sheets as of December 31, 2002 and 2001                F-2

Consolidated Statements of Operations for the years ended
     December 31, 2002, 2001 and 2000                                       F-3

Consolidated Statements of Shareholders' Equity (Deficit)
     for the years ended December 31, 2002, 2001 and 2000                   F-4

Consolidated Statements of Cash Flows for the years ended
     December 31, 2002, 2001 and 2000                                       F-5

Notes to Consolidated Financial Statements                                  F-6




                  (REMAINDER OF PAGE INTENTIONALLY LEFT BLANK)

                        REPORT OF INDEPENDENT ACCOUNTANTS
                        ---------------------------------



To the Board of Directors and
Shareholders of Hines Horticulture, Inc.


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of shareholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Hines Horticulture, Inc. and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's Management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by Management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, on March 27, 2002, the Company sold the assets of its wholly owned subsidiary Sun Gro Horticulture, Inc.

As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," and the provisions of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment of Disposal of Long Lived Assets."





PRICEWATERHOUSECOOPERS LLP


Orange County, California
March 26, 2003

                                 HINES HORTICULTURE, INC.
                                CONSOLIDATED BALANCE SHEETS
                         (Dollars in thousands, except share data)

                                    ASSETS                             DECEMBER 31,
                                    ------                      -----------------------
                                                                   2002         2001
                                                                ----------   ----------
CURRENT ASSETS:
        Cash                                                    $      --    $      --
        Accounts receivable, net of allowance for
           doubtful accounts of $1,997 and $1,303                  25,838       28,182
        Inventories                                               169,981      164,675
        Prepaid expenses and other current assets                   6,672        2,322
        Assets of discontinued operations, held for sale               --       40,134
                                                                ----------   ----------

                Total current assets                              202,491      235,313
                                                                ----------   ----------

FIXED ASSETS, net of accumulated depreciation
   and depletion of $38,102 and $30,106                           140,239      142,387

DEFERRED FINANCING EXPENSES, net of
   accumulated amortization of $10,958 and $8,291                   7,137        8,317

ASSETS OF DISCONTINUED OPERATIONS, HELD FOR SALE                       --       95,029

DEFERRED INCOME TAXES                                              12,966        7,727

GOODWILL, net of accumulated amortization
   of $0 and $10,195                                               42,979      121,371
                                                                ----------   ----------
                                                                $ 405,812    $ 610,144
                                                                ==========   ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
        Accounts payable                                        $  12,321    $  12,824
        Accrued liabilities                                        10,911        8,450
        Accrued payroll and benefits                                6,845        7,091
        Accrued interest                                            6,034        2,904
        Long-term debt, current portion                            17,585       43,159
        Borrowings on revolving credit facility                    72,750      100,000
        Liabilities of discontinued operations, held for sale          --       37,097
        Deferred income taxes                                      63,994       64,874
                                                                ----------   ----------

                Total current liabilities                         190,440      276,399
                                                                ----------   ----------

LONG-TERM DEBT                                                    164,829      209,639

INTEREST RATE SWAP AGREEMENT                                        8,741        7,117

DEFERRED INCOME TAXES                                                  --           --

LIABILITIES OF DISCONTINUED OPERATIONS, HELD FOR SALE                  --       28,244

COMMITMENTS AND CONTINGENCIES (Note 7)

SHAREHOLDERS' EQUITY
        Common Stock
           Authorized - 60,000,000 shares,  $.01 par value;
           Issued and outstanding - 22,072,549
           shares at December 31, 2002 and 2001                       221          221

        Additional paid-in capital                                128,781      128,781
        Deficit                                                   (85,985)     (33,282)
        Cumulative foreign currency translation adjustments            --       (5,200)
        Accumulated other comprehensive loss                       (1,215)      (1,775)
                                                                ----------   ----------

        Total shareholders' equity                                 41,802       88,745
                                                                ----------   ----------

                                                                $ 405,812    $ 610,144
                                                                ==========   ==========

The accompanying notes are an integral part of these consolidated financial statements.

                                           F-2

                                      HINES HORTICULTURE, INC.
                                CONSOLIDATED STATEMENTS OF OPERATIONS
                            (Dollars in thousands, except per share data)

                                                                              YEAR ENDED DECEMBER 31,
                                                                  -------------   -------------   -------------
                                                                       2002            2001            2000
                                                                  -------------   -------------   -------------

Sales, net                                                        $    336,546    $    326,973    $    304,202
Cost of goods sold                                                     166,994         156,490         143,262
                                                                  -------------   -------------   -------------

    Gross profit                                                       169,552         170,483         160,940
                                                                  -------------   -------------   -------------

Selling and distribution expenses                                       99,154          94,082          85,046
General and administrative expenses                                     25,976          25,422          25,028
Other operating income                                                  (2,792)         (1,215)             --
Amortization of goodwill                                                    --           3,686           3,124
                                                                  -------------   -------------   -------------
    Total operating expenses                                           122,338         121,975         113,198
                                                                  -------------   -------------   -------------

    Operating income                                                    47,214          48,508          47,742

Other expenses
   Interest expense                                                     25,205          29,332          27,441
   Interest rate swap agreement expense                                  2,573           4,114              --
   Amortization of deferred financing expense                            4,383           4,742           1,630
                                                                  -------------   -------------   -------------
                                                                        32,161          38,188          29,071
                                                                  -------------   -------------   -------------

Income before provision for income taxes, discontinued
     operations extraordinary item and cumulative effect
     of change in accounting principle                                  15,053          10,320          18,671

Income tax provision                                                     6,169           4,627           8,034
                                                                  -------------   -------------   -------------

Income from continuing operations before discontinued
     operations, extraordinary item and cumulative effect
     of change in accounting principle                                   8,884           5,693          10,637

(Loss) income from discontinued operations, net of tax
     expense (benefit) of $10,442, $11,316 and ($4,225)                 (5,413)         (2,268)          1,801

Extraordinary item, net of tax benefit of $713                          (1,026)             --              --

Cumulative effect of change in accounting principle, net
     of tax of $23,609                                                 (55,148)             --              --
                                                                  -------------   -------------   -------------

Net (loss) income                                                 $    (52,703)   $      3,425    $     12,438
                                                                  =============   =============   =============


Basic and diluted earnings per share:
   Income per common share from
     continuing operations                                        $       0.40    $       0.26    $       0.48
   (Loss) income per common share from  discontinued operations   $      (0.25)   $      (0.10)   $       0.08
   Extraordinary item                                             $      (0.05)   $         --    $         --
   Cumulative effect of change in accounting principle            $      (2.49)   $         --    $         --
                                                                  -------------   -------------   -------------

   Total net (loss) income per common share                       $      (2.39)   $       0.16    $       0.56
                                                                  =============   =============   =============

Weighted average shares outstanding-Basic                           22,072,549      22,072,549      22,072,549
                                                                  =============   =============   =============
Weighted average shares outstanding-Diluted                         22,078,012      22,091,208      22,072,549
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

                                                F-3

                                      HINES HORTICULTURE, INC.
                     CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                              (Dollars in thousands, except share data)


                                                                    Common Stock
                                                            -----------------------------    Additional       Notes Rec.
                                                              Number of                       Paid -In          Stock
                                                               Shares          Amount          Capital          Sales
                                                            -------------   -------------   -------------   -------------

BALANCE, December 31, 1999                                    22,072,549    $        221    $    127,938    $       (173)
                                                            -------------   -------------   -------------   -------------


   Net income                                                         --              --              --              --
   Cumulative foreign currency translation adjustments                --              --              --              --
   Issuance of warrants                                               --              --             843              --
   Payments received on notes receivable from stock sales             --              --              --             143
                                                            -------------   -------------   -------------   -------------
BALANCE, December 31, 2000                                    22,072,549             221         128,781             (30)
                                                            -------------   -------------   -------------   -------------


   Net income                                                         --              --              --              --
   Cumulative foreign currency translation adjustments                --              --              --              --
   Accumulated other comprehensive loss                               --              --              --              --
   Payments received on notes receivable from stock sales             --              --              --              30
                                                            -------------   -------------   -------------   -------------
BALANCE, December 31, 2001                                    22,072,549             221         128,781              --
                                                            -------------   -------------   -------------   -------------


   Net loss                                                           --              --              --              --
   Cumulative foreign currency translation adjustments                --              --              --              --
   Accumulated other comprehensive income                             --              --              --              --
                                                            -------------   -------------   -------------   -------------
BALANCE, December 31, 2002                                    22,072,549    $        221    $    128,781    $         --
                                                            =============   =============   =============   =============

                                                                                                              (CONTINUED)


                                                                          Accumulated Other Shareholders'
                                                                            Comprehensive      Equity       Comprehensive
                                                               Deficit          Loss          (Deficit)        Income
                                                            -------------   -------------   -------------   -------------
BALANCE, December 31, 1999                                  $    (49,145)   $     (4,091)   $     74,750
                                                            -------------   -------------   -------------


   Net income                                                     12,438              --          12,438          12,438
   Cumulative foreign currency translation adjustments                --            (767)           (767)           (767)
   Issuance of warrants                                               --              --             843              --
   Payments received on notes receivable from stock sales             --              --             143              --
                                                            -------------   -------------   -------------   -------------
BALANCE, December 31, 2000                                       (36,707)         (4,858)         87,407    $     11,671
                                                            -------------   -------------   -------------   =============


   Net income                                                      3,425              --           3,425           3,425
   Cumulative foreign currency translation adjustments                --            (342)           (342)           (342)
   Accumulated other comprehensive loss                               --          (1,775)         (1,775)         (1,775)
   Payments received on notes receivable from stock sales             --              --              30              --
                                                            -------------   -------------   -------------   -------------
BALANCE, December 31, 2001                                       (33,282)         (6,975)         88,745    $      1,308
                                                            -------------   -------------   -------------   =============


   Net loss                                                      (52,703)             --         (52,703)        (52,703)
   Cumulative foreign currency translation adjustments                --           5,200           5,200           5,200
   Accumulated other comprehensive income                             --             560             560             560
                                                            -------------   -------------   -------------   -------------
BALANCE, December 31, 2002                                  $    (85,985)   $     (1,215)   $     41,802    $    (46,943)
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

                                                F-4

                                      HINES HORTICULTURE, INC.
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (Dollars in thousands)

                                                                            YEAR ENDED DECEMBER 31,
                                                                     ------------------------------------
                                                                        2002         2001         2000
                                                                     ----------   ----------   ----------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net (loss) income                                                 $ (52,703)   $   3,425    $  12,438
   Loss (income) from discontinued operations                            5,413        2,268       (1,801)
   Adjustments to reconcile net income to
      net cash provided by operating activities:
        Cumulative effect of accounting change                          55,148           --           --
        Depreciation, depletion and amortization                         8,565       12,436       10,582
        Amortization of deferred financing costs                         4,383        4,742        1,630
        Interest rate swap agreement expenses                            2,573        4,114           --
        Loss on early retirement of debt                                 1,026           --           --
        Deferred income taxes                                            6,169        4,508        8,034
        Gain on sale of fixed assets                                    (2,793)          --           --
                                                                     ----------   ----------   ----------
                                                                        27,781       31,493       30,883
Change in working capital accounts, net of acquisitions:
   Accounts receivable                                                   2,344       (1,428)      (6,959)
   Inventories                                                          (5,306)     (11,550)     (15,804)
   Prepaid expenses and other current assets                                42         (442)         768
   Accounts payable and accrued liabilities                              4,851        8,478       (6,050)
                                                                     ----------   ----------   ----------
             Net cash provided by operating activities                  29,712       26,551        2,838
                                                                     ----------   ----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of fixed assets                                             (7,209)     (18,178)     (29,686)
   Proceeds from sale of fixed assets                                    3,584           --           --
   Proceeds from sale of discontinued operations                       118,948           --           --
   Acquisitions, net of cash acquired                                   (1,265)      (9,211)    (112,275)
   Net cash used by discontinued operations                             (4,320)      (1,497)      (7,800)
                                                                     ----------   ----------   ----------
               Net cash provided by (used in) investing activities     109,738      (28,886)    (149,761)
                                                                     ----------   ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net (repayments) borrowings on revolving line of credit             (27,250)      20,500       44,750
   Proceeds from the issuance of long-term debt                             --           --      121,216
   Repayments of long-term debt                                       (108,000)     (18,195)      (9,707)
   Deferred financing costs                                             (4,200)          --       (9,479)
   Repayments of notes receivables from stock sales                         --           30          143
                                                                     ----------   ----------   ----------
               Net cash (used in) provided by financing activities    (139,450)       2,335      146,923
                                                                     ----------   ----------   ----------


NET DECREASE IN CASH                                                        --           --           --

CASH, beginning of period                                                   --           --           --
                                                                     ----------   ----------   ----------

CASH, end of period                                                  $      --    $      --    $      --
                                                                     ==========   ==========   ==========

Supplemental disclosure of cash flow information:

   Cash paid for interest - Continuing Operations                    $  22,797    $  31,710    $  34,542
   Cash paid for interest - Discontinued Operations                  $     528    $   3,743    $   5,221

   Cash paid for income taxes - Continuing Operations                $      81    $      --    $      --
   Cash paid for income taxes - Discontinued Operations              $   1,162    $     727    $   1,698

          The accompanying notes are an integral part of these consolidated financial statements.

                                                F-5

                            HINES HORTICULTURE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)


1.   DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     ----------------------------------------------------------------------

     DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
     -------------------------------------------------

     Hines Horticulture, Inc. ("Hines" or the "Company"), a Delaware corporation, currently produces and distributes horticultural products through its wholly owned subsidiaries, Hines Nurseries, Inc. ("Hines Nurseries") and Enviro-Safe Laboratories, Inc. Unless otherwise specified, references to "Hines" or the "Company" refer to Hines Horticulture, Inc. and its subsidiaries.

     Hines is a leading national supplier of ornamental shrubs, color plants and container-grown plants with commercial nursery facilities located in Arizona, California, Florida, Georgia, New York, Oregon, Pennsylvania, South Carolina and Texas. Hines markets its products to retail and commercial customers throughout the United States.

     As of December 31, 2001, the Company also had a growing media business. The growing media business was conducted through Sun Gro Horticulture, Inc. ("Sun Gro-U.S."), a wholly owned subsidiary of Hines Nurseries, Sun Gro-U.S.'s wholly owned subsidiary, Sun Gro Horticulture Canada Ltd. ("Sun Gro-Canada"), and Sun Gro-Canada's direct and indirect Canadian subsidiaries.

     On March 27, 2002, the Company sold the assets of Sun Gro-U.S. and the stock of Sun Gro-Canada, its growing media business, to the Sun Gro Horticulture Income Fund, a newly established Canadian income fund. The assets sold included 14 facilities located across Canada and the United States and control of approximately 50,000 acres of peat bogs in Canada. Hines no longer harvests, produces or sells peat moss or has the rights to the Sunshine, Parkland Fairway, Black Gold, Lakeland Grower, Alberta Rose, Nature's and Gardener's Gold trade names. Hines received net proceeds of approximately $119,000 from the sale, which were used to pay down outstanding bank debt. The Company recognized a $5,562 loss, net of tax, from the sale of its growing media business for the year ended December 31, 2002. The Company's current operations consist solely of its green goods business.

     The Consolidated Financial Statements include the accounts of Hines and its wholly owned subsidiaries after elimination of intercompany accounts and transactions. The Company has early adopted the provisions of Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), and accordingly, the Company's Consolidated Financial Statements have been restated to reflect the financial position, results of operations and cash flows of the Sun Gro business as "discontinued operations."

     ACCOUNTING PRONOUNCEMENTS ADOPTED
     ---------------------------------

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

     The Company completed the first step of the transition testing by June 30, 2002 and completed the second step by December 31, 2002. As a result, the pre-tax impairment charge related to goodwill as of January 1, 2002 was determined to be $78,757. As required by SFAS No. 142, the impairment charge was recorded net of its associated $23,609 tax benefit in the first quarter as a cumulative change in accounting principle, effective as of January 1, 2002. Net income has been reduced by the amount of the after-tax impairment charge. This impairment charge will not impact the Company's covenants under its Amended Senior Credit Facility.

                            HINES HORTICULTURE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

     As required, the Company also tested goodwill for impairment as of December 31, 2002. In conducting Step 1 of the impairment test, the Company determined that there was no impairment of goodwill as of December 31, 2002.

     In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" ("SFAS No. 141"). SFAS No. 141, among other things, eliminates the use of the pooling of interests method of accounting for business combinations.

     Effective January 1, 2001, Hines adopted the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), as amended. Adopting the provisions of SFAS No. 133 on January 1, 2001 resulted in a cumulative after-tax charge to Accumulated Other Comprehensive Income as of January 1, 2001 of $2,334, representing the fair value of the interest rate agreement, net of tax. This amount is being amortized as interest rate agreement expense over the term of the debt. For the twelve months ended December 31, 2002, the Company recognized a pre-tax loss of $2,573 reported as interest rate swap agreement expense in the Consolidated Statements of Operations related to the change in the fair value of the interest rate agreement.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based-Compensation-Transition and Disclosure-an Amendment of FASB Statement No. 123" ("SFAS No. 148"). SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of account for stock-based employee compensation and the effect of then method used on reported results. The annual disclosure requirements of SFAS No. 123 are effective for the Company as of December 31, 2002 and the interim disclosure requirements will be effective during its first quarter of fiscal year 2003. As permitted under both SFAS No. 123 and SFAS No. 148, the Company continues to follow the intrinsic value method of accounting under Accounting Principles Board No. 25 "Accounting for Stock Issued to Employees."

                                                   Year Ended December 31
                                             2002          2001          2000
                                           ---------     ---------     ---------
Net (loss) income, as reported             $(52,703)     $  3,425      $ 12,438
Stock option expense                         (1,086)       (2,025)       (2,016)
                                           ---------     ---------     ---------
Pro forma net (loss) income                $(53,789)     $  1,400      $ 10,422
                                           =========     =========     =========

Earnings per share:

Basic and diluted - as reported            $  (2.39)     $   0.16      $   0.56
                                           =========     =========     =========

Basic and diluted - pro forma              $  (2.44)     $   0.06      $   0.47
                                           =========     =========     =========

     REVENUE RECOGNITION
     -------------------

     Hines records revenue, net of sales discounts and allowances, when all of the following have occurred; an agreement of sale exists, product delivery and acceptance has occurred and collection is reasonably assured.

     SALES RETURNS AND ALLOWANCES: Amounts accrued for sales returns and allowance are maintained at a level believed adequate by Management to absorb probable losses in the trade receivable due to sales discounts and allowances. The provision rate is established by Management using the following criteria: past sales returns experience, current economic conditions, and other relevant factors, and are re-evaluated on a quarterly basis. The allowance is increased by provisions for sales discounts and allowances charged against income. The Company records revenue, net of sales discounts and allowances, when the risk of ownership is transferred to the customer. Allowances are provided at the time of revenue is recognized in accordance with SFAS No. 48, "Revenue Recognition When Right of Return Exists."

                            HINES HORTICULTURE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)


     ALLOWANCE FOR DOUBTFUL ACCOUNTS: The allowance for bad debts is maintained at a level believed adequate by Management to reflect the probable losses in the trade receivable due to customer default, insolvency or bankruptcy. The provision is established by Management using the following criteria: customer credit history, customer current credit rating and other relevant factors, and is re-evaluated on a quarterly basis. The allowance is increased by provisions to bad debt expense charged against income. All recoveries on trade receivables previously charged off are credited to the accounts receivable recovery account charged against income, while direct charge-offs of trade receivables are deducted from the allowance.

     CONCENTRATION OF CREDIT RISK
     ----------------------------

     The Company is subject to credit risk primarily through its accounts receivable balances. Credit risk on accounts receivable balances are minimized as a result of the large and diverse nature of the Company's customer base throughout North America. The Company does not require collateral for its accounts receivable. Certain customers are granted deferred payment terms ("dating"). At December 31, 2002, 2001 and 2000, significant accounts receivable balances were subject to dating terms. The Company's largest customer accounted for approximately 47%, 44% and 41% of the Company's consolidated net sales excluding discontinued operations in 2002, 2001 and 2000, respectively.

     AMORTIZATION OF DEFERRED FINANCING EXPENSES
     -------------------------------------------

     Deferred financing expenses are being amortized using a method, which approximates the effective interest method over the term of the associated financing agreements. As a result of the Company's third amendment to its Senior Credit Facility, $4,200 was capitalized as deferred financing fees. Assuming no additions, disposals or adjustments are made to the carrying values and/or useful lives of the assets, annual amortization expense is estimated to be approximately $3,465, 3,420 and $253 for the years ending December 31, 2003, 2004 and 2005, respectively.

     DEPRECIATION AND DEPLETION
     --------------------------

     Fixed assets are stated at cost less accumulated depreciation. Interest is capitalized for qualifying assets during the assets' acquisition period. The amount of interest capitalized for the years ended December 31, 2002, 2001 and 2000 was $0, $786 and $984, respectively. Capitalized interest is recorded as part of the asset to which it relates and is amortized over the respective asset's estimated useful life. Depreciation has been provided for on the straight-line method over the following estimated economic useful lives:

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

     IMPAIRMENT OF LONG-LIVED ASSETS
     -------------------------------

     The Company annually evaluates its long-lived assets, including identifiable intangible assets, for potential impairment. When circumstances indicate that the carrying amount of the asset may not be recoverable, as demonstrated by the projected undiscounted cash flows, an impairment loss would be recognized based on fair value. The Company has adopted SFAS No. 144. The adoption of SFAS No. 144 did not have a material impact on the Company's accounting policy related to the impairment of long-lived assets.

     ENVIRONMENTAL COSTS
     -------------------

     The Company recognizes environmental liabilities when conditions requiring remediation are identified. The Company determines its liability on a site by site basis and records a liability at the time when it is probable and can be reasonably estimated. Expenditures that extend the life of the related property or mitigate or prevent future environmental contamination are capitalized. Environmental liabilities are not discounted or reduced for possible recoveries from insurance carriers.

                            HINES HORTICULTURE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

     INTERNAL USE SOFTWARE
     ---------------------

     The Company capitalizes costs of materials, consultants, interest and payroll and payroll-related costs for employees incurred in developing internal-use computer software in accordance with Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Computer software costs are being amortized using the straight-line method over an estimated useful life of 5 to 10 years.

     INVENTORIES
     -----------

     Inventories are stated at the lower of cost (first-in, first-out) or market. Hines' ornamental nursery stock has an average growing period of approximately eighteen months. All nursery stock is classified as a current asset based on Hines' normal operating cycle.

     INCOME TAXES
     ------------

     Hines' operations are agricultural in nature and the Company derives significant benefits by qualifying to use the cash method of accounting for federal tax purposes. The Company accounts for income taxes using an asset and liability approach, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the financial statement and tax bases of assets and liabilities at the applicable enacted tax rates. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

     ADVERTISING
     -----------

     The Company expenses advertising costs at the time the advertising first takes place. Advertising expense was $1,025, $977 and $989 for the years ended December 31, 2002, 2001 and 2000, respectively, excluding the discontinued operations.

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

     EARNINGS PER SHARE ("EPS")
     --------------------------

     Earnings per share are calculated in accordance with SFAS No. 128 "Earnings per Share" ("SFAS No. 128"), which requires the Company to report both basic earnings per share, based on the weighted-average number of common shares outstanding, and diluted earnings per share, based on the weighted-average number of common shares outstanding adjusted to include the potentially dilutive effect of outstanding stock options and warrants. For the twelve months ended December 31, 2002 and 2001, the incremental shares related to the 440,000 warrants outstanding increased fully diluted shares by 5,463 and 18,659, respectively. Additionally, for the twelve months ended December 31, 2002 and 2001, shares related to employee stock options in the amount of 0.3 million and
2.8 million, respectively, were excluded from the computation of diluted earnings per share because they would have been anti-dilutive.

                            HINES HORTICULTURE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

     SHIPPING AND HANDLING FEES AND COSTS
     ------------------------------------

     In September 2000, the Emerging Issues Task Force ("EITF") reached a final consensus on Issue No. 00-10 "Accounting for Shipping and Handling Fees and Costs" ("EITF No. 00-10"). EITF No. 00-10 became effective in the fourth quarter of 2000 and addresses the income statement classification of amounts charged to customers for shipping and handling, as well as costs related to shipping and handling. The EITF concluded that amounts billed to a customer in a sale transaction related to shipping and handling should be classified as revenue. The Company adopted EITF No. 00-10 in the fourth quarter of fiscal 2000. Prior to adopting EITF No. 00-10, the Company classified certain shipping and handling fees as an offset to selling and distribution expenses. Shipping and handling fees included as revenue totaled $27,229, $25,473 and $23,275 for the years ended December 31, 2002, 2001 and 2000, respectively.

     The Company classifies shipping and handling costs as part of selling and distribution expenses. Shipping and handling costs were $69,044, $64,694 and $58,866 for the years ended December 31, 2002, 2001 and 2000, respectively, excluding those attributable to discontinued operations.

     EXTRAORDINARY ITEM
     ------------------

     The extraordinary item of $1,026, net of tax, represents the write-off of unamortized financing costs resulting from the early extinguishment of debt, which occurred as a result of using the net proceeds received from the sale of the Sun Gro business to pay down outstanding debt before its maturity.

     NEW ACCOUNTING PRONOUNCEMENTS
     -----------------------------

     In August 2001, Financial Accounting Standards Board issued SFAS No. 143 "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It would be effective for the Company beginning with its 2003 financial statements. The Company is in the process of evaluating the impact of SFAS No. 143 on its financial statements and will adopt the provisions of this statement in the first quarter of fiscal year 2003.

     In April 2002, Financial Accounting Standards Board issued SFAS No. 145 "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections" ("SFAS No. 145"). SFAS No. 145 addresses financial accounting and reporting for the extinguishments of debt, leases and intangible assets of motor carriers. The Company will adopt SFAS No. 145 beginning 2003 and will reclassify the 2002 extraordinary item of $1,026, net of tax, to operations.

     In June 2002, Financial Accounting Standards Board issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity, including Certain Costs Incurred in a Restructuring." The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company does not expect this to have a material impact on its financial statements.

     RECLASSIFICATIONS
     -----------------

     Certain prior year amounts have been reclassified to conform to current year presentations.

                            HINES HORTICULTURE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

2.   INVENTORIES
     -----------

     Inventories consisted of the following:
                                                              December 31,
                                                       -------------------------
                                                         2002            2001
                                                       ---------       ---------

         Nursery stock                                 $161,007        $155,096
         Materials and supplies                           8,974           9,579
                                                       ---------       ---------
                                                       $169,981        $164,675
                                                       =========       =========

3.   FIXED ASSETS
     ------------

     Fixed assets consisted of the following:
                                                              December 31,
                                                       -------------------------
                                                          2002           2001
                                                       ----------     ----------
         Land                                          $  31,541      $  29,245
         Buildings and improvements                       93,064         91,687
         Machinery and equipment                          32,327         30,796
         Software                                         17,891         17,296
         Construction in progress                          3,518          3,469
                                                       ----------     ----------
                                                         178,341        172,493
         Less accumulated depreciation and depletion      38,102         30,106
                                                       ----------     ----------

               Fixed assets, net                       $ 140,239      $ 142,387
                                                       ==========     ==========

                            HINES HORTICULTURE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

4.   GOODWILL
     --------

     On January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). In accordance with this standard, goodwill has been classified as indefinite-lived assets no longer subject to amortization. Indefinite-lived assets are subject to impairment testing upon adoption of SFAS No. 142 and at least annually thereafter. In accordance with SFAS No. 142, this involves a two step process. First, the Company must determine if the carrying amount of equity exceeds the fair value based upon the quoted market price of the Company's common stock. If the Company determines that goodwill may be impaired, the Company compares the "implied fair value" of the goodwill, as defined by SFAS No. 142, to its carrying amount to determine the impairment loss, if any. The initial impairment analysis was completed in the fourth quarter of 2002. The Company recorded a one-time, non-cash charge of $55,148 to reduce the carrying value of its goodwill. The Company has recognized this impairment charge as a cumulative effect of change in accounting principle. Our measurement of the fair value of the goodwill was based on the market capitalization of the Company's common stock over a reasonable period of time, including a control premium. Accordingly, the primary factor contributing to the impairment charge was the overall deterioration in the Company's stock price and the Company's substantial leverage.

                                                  Years Ended December 31,
                                               2002         2001         2000
                                           -----------   ----------  -----------
Net income
   Reported net (loss) income              $  (52,703)   $   3,425   $   12,438
   Goodwill amortization, net of tax               --        2,064        1,781
                                           -----------   ----------  -----------

Adjusted net (loss) income                 $  (52,703)   $   5,489   $   14,219
                                           ===========   ==========  ===========

Earnings per basic share
   Reported net (loss) income              $    (2.39)   $    0.16   $     0.56
   Adjusted net (loss) income              $    (2.39)   $    0.25   $     0.64

Earnings per diluted share
   Reported net (loss) income              $    (2.39)   $    0.16   $     0.56
   Adjusted net (loss) income              $    (2.39)   $    0.25   $     0.64


5.   REVOLVING LINES OF CREDIT
     -------------------------

     The Company's Amended Senior Credit Facility provides for a $115,000 working capital revolving credit facility that expires on December 31, 2004. The Amended Senior Credit Facility also provides for an additional $30,000 seasonal working capital revolving credit facility that is guaranteed by the Company's majority shareholder, Madison Dearborn Capital Partners, L.P. ("MDCP"), which can only be borrowed and outstanding between February 1 and June 15 of each year and expires on June 15, 2004.

     The interest rate spread over the U.S. prime rate and Eurodollar rate varies depending upon the Company's quarterly leverage and interest coverage ratios as defined in the Amended Senior Credit Facility agreement. Substantially all of the assets and common stock of the Company collateralize the revolving credit facilities and all other obligations under the Amended Senior Credit Facility. The Amended Senior Credit Facility contains covenants that, among other matters, establish minimum interest coverage and net worth and maximum leverage ratios and capital expenditure amounts. The average daily amount of the unused portion of the revolving credit facilities is subject to a commitment fee that varies depending upon the Company's quarterly leverage ratio as defined in the Amended Senior Credit Facility agreement. The weighted average interest rate on borrowings outstanding under the Company's revolving lines of credit for the years ended December 31, 2002 and 2001 was approximately 6.2% and 7.9%, respectively.

                            HINES HORTICULTURE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

     Effective March 18, 2003, the Company obtained a fourth amendment to its Amended Senior Credit Facility to (i) allow the Company to add back to EBITDA for 2002 and 2003 specific charges related to certain one-time events for purposes of its financial covenants that establish minimum EBITDA levels, minimum interest coverage ratios and maximum leverage ratios, and (ii) allow the Company to add-back to EBITDA fees and expenses associated with the fourth amendment. In consideration for approving the amendment, all consenting lenders were paid a fee of 25 basis points on outstanding loan commitments, which equated to approximately $625.

     In management's opinion, cash generated by operations and from borrowings available under the amended Senior Credit Facility will be sufficient to meet the Company's anticipated working capital, capital expenditures and debt service requirements through 2003. A total of $17,500 will become due under the Senior Credit Facility during 2003.

     The Senior Credit Facility requires the Company to maintain compliance with various financial covenants. Failure to comply with any of the covenants of the Senior Credit Facility during 2003 would require the Company to seek waivers or an amendment to the Senior Credit Facility. The Company has been successful in negotiating amendments to its bank agreements, including the amendment to the Senior Credit Facility, effective March 18, 2003. If the Company is unable to obtain such waivers, all debt under the Senior Credit Facility would become due and payable ($175,220 at December 31, 2002). The Company was in compliance with these covenants during 2002 and, based upon management's 2003 operating plan, expects to remain in compliance with these covenants during 2003. If this occurs, management believes that it will be able to successfully renegotiate its covenants to ensure compliance throughout 2003.

     A total of $84,970 will become due under the Senior Credit Facility during 2004. The Company expects to refinance this debt with existing financial institutions or others, or extend its maturity prior to maturity. There can be no assurance that management will be successful in refinancing this debt or extending its maturity.

                            HINES HORTICULTURE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

6.   LONG-TERM DEBT
     --------------

                                                       December 31   December 31
                                                         2002          2001
                                                       -----------   -----------

Tranche B term debt, interest at the bank's
reference rate (4.25% and 4.75% at
December 31, 2002 and 2001, respectively)
plus 3.00% or the Eurodollar rate plus
4.00%. Due on December 31, 2004.                       $   51,100    $   99,000

New term debt interest at the bank's
reference rate (4.25% and 4.75% at December
31, 2002 and 2001, respectively) plus 3.00%
or the Eurodollar rate plus 4.00%. Principal
payments due from June 30, 2003 through
December 31, 2004 ranging from $3,500 to
$10,000 with the remaining balance due on
December 31, 2004, as specified in the loan
agreement.                                                 51,370       111,386

Senior Subordinated Notes, Series B, interest
at 12.75% payable semi-annually on each June
30 and December 31, maturing on October 15, 2005.          79,782        79,040
Other obligations due at various dates through 2004.          162           444
                                                       -----------   -----------
                                                          182,414       289,870

Less current portion of continuing operations              17,585        43,159
Less amounts owing of discontinued operations                            37,072
                                                       -----------   -----------
                 Total long-term debt                  $  164,829    $  209,639
                                                       ===========   ===========


     The following are the Company's estimated principal maturities of long-term debt outstanding pursuant to the amendment of the Company's Amended Senior Credit Facility, as amended on February 1, 2002 for each of the next three years ending December 31:


         2003                                                 $      17,585
         2004                                                        85,047
         2005                                                        81,900
                                                              --------------
                                                                    184,532
          Less: amounts representing future interest                 (2,118)
                                                              --------------
                    Total                                     $     182,414
                                                              ==============

     The Company's Tranche B and new term debt make up a portion of the Amended Senior Credit Facility. Refer to Note 5 for information on the Company's fourth amendment to the Senior Credit Facility.

     The Senior Subordinated Notes were issued by Hines Nurseries and are redeemable, in whole or in part, at the option of the Company, on or after October 15, 2000 at a redemption price of 106.00% of the principal amount thereof plus accrued interest, if any, to the date of redemption. The Notes contain an embedded derivative in the form of a put option whereby the holder has the right to put the instrument back to the Company at 105% if a change in control of the Company should occur. This put option will be marked-to-market quarterly and any effect will be shown in the Statement of Operations. The Company does not anticipate that the derivative will have significant value because no change of control is currently contemplated. The Senior Subordinated Notes are unsecured and subordinated to all existing and future senior debt and unconditionally guaranteed on a senior subordinated basis by Hines.

                            HINES HORTICULTURE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

     In addition, under its Senior Subordinated Notes, the Company is obligated to pay a premium at maturity equal to 5.00% of the principal amount of the Senior Subordinated Notes to be repaid. The Company is accreting this premium over the term of the maturity of the Notes. At December 31, 2002, the amount of the premium was $1,800 and, based on the $78,000 of Notes outstanding, is expected to be $3,900 upon maturity.

     The indenture governing the Senior Subordinated Notes imposes certain limitations on the ability of Hines, among other things, incur additional indebtedness, pay dividends or make certain other restricted payments and consummate certain asset sales.

7.  COMMITMENTS AND CONTINGENCIES
    -----------------------------

OPERATING LEASES

     The Company leases certain land, office, trucks and warehouse facilities under various renewable long-term operating leases, which expire through 2010. Certain of these leases include escalation clauses based upon changes in the consumer price index and/or the fair rental value of leased land. One of the operating land leases requires the Company to pay rent equal to the greater of
2.25 percent, increasing to 3 percent by the year 2010, of the sales derived from the related land, or a minimum per acre amount, as defined in the agreement. Total rent expense for continuing operations for these operating lease agreements for the years ended December 31, 2002, 2001 and 2000 was $9,174, $8,144 and $8,627, respectively.

     The following are the Company's future minimum annual payments under its non-cancelable operating leases for each of the next five years ending December 31 and thereafter:


                                     Continuing
                                     Operations
                                    ------------

         2003                       $     4,512
         2004                             4,076
         2005                             3,310
         2006                             2,347
         2007                               718
         Thereafter                       6,498
                                    ------------
                                    $    21,461
                                    ============

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

                            HINES HORTICULTURE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

8.   SHAREHOLDERS' EQUITY
     --------------------

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

     On June 1, 2000, the Board adopted and approved to increase the number of shares of common stock available for issuance under the 1998 Stock Plan by 1.0 million shares. At December 31, 2002, the Company had reserved 3.6 million shares of its common stock for issuance upon exercise of options granted or to be granted under this plan.

     On July 9, 2002, the Company offered to exchange all outstanding stock options held by certain employees under the 1998 Stock Plan for new stock options to be granted under the 1998 Stock Plan upon the terms and subject to the conditions described in the offer to exchange. If an employee elected to participate in the exchange, they were required to tender for exchange all of the stock options they held in exchange for a certain number of new stock options. The offer to exchange expired on August 14, 2002 and all stock options properly tendered before the expiration of the offer to exchange were accepted and cancelled on August 15, 2002. A total of 1.8 million stock options were tendered by employees and cancelled pursuant to the terms of the offer to exchange.

     On February 18, 2003, the Company granted new stock options to those employees who participated in the exchange program. The exercise price of the new stock options is $5.50 per share. A total of 0.8 million new options were granted pursuant to this exchange program. There was no additional compensation expense associated with the exchange program.

     The Company adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") in 1998. As permitted by SFAS No. 123, the Company measures compensation cost in accordance with Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" and related interpretations, but provides pro forma disclosures of net income and earnings per share as if the fair value method (as defined in SFAS No. 123) had been applied. Had compensation cost been determined using the fair value method prescribed by SFAS No. 123, the Company's net income and earnings per share, including discontinued operations, for the years ended December 31, 2002 and 2001 as noted in Note 1.

                            HINES HORTICULTURE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

     The Company estimates the weighted average fair value of each stock option on the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions:


                                                 2002        2001        2000
                                              ---------   ---------   ---------
Dividend Yield                                   0%          0%          0%
Expected volatility                            74.16%      85.77%      92.58%
Risk-free interest rate                         3.36%       5.56%       5.56%
Expected life                                 Six years   Six years   Six years

     A summary of the status of the Company's stock option plan as of December 31 is presented below:

                                           2002                             2001                          2000
                               ----------------------------     ---------------------------  ----------------------------

                                             Weighted Average                Weighted Average              Weighted Average
                                   Shares     Exercise Price       Shares     Exercise Price     Shares     Exercise Price
                               -------------  -------------     ------------  -------------  -------------  -------------

Outstanding -beginning of year    2,824,814   $       9.81        2,897,480   $       9.93      2,274,470   $      10.99
Granted                                   -              -           81,000           4.53        287,600           7.86
Granted                                   -              -                -              -        200,000           6.88
Granted                                   -              -                -              -        297,200           6.38
Exercised                                 -              -                -              -              -              -
Cancelled                        (2,553,736)          9.97         (153,666)          8.91       (161,790)         10.73
                               -------------                    ------------                 -------------
Outstanding -end of year            271,078   $       8.33        2,824,814   $       9.81      2,897,480   $       9.93
                               =============                    ============                 =============

Weighted average fair value
  of options granted during period            $          -                    $       3.52                  $       3.69
                                              =============                   =============                 =============

     The weighted average remaining contractual life was seven years at December 31, 2002. As of December 31, 2002, expiration dates ranged from June 22, 2008 to October 8, 2011. The range of exercise prices was $3.32 to $11.00 for options outstanding as of December 31, 2002.

     WARRANTS
     --------

     In November of 2000, in connection with the Third Amendment to the Senior Credit Facility, the Company issued a warrant to its majority stockholder in exchange for guarantee for the extension of the $30,000 seasonal revolving loan commitment. The warrant is convertible into 440,000 shares of common stock at an exercise price of $3.50 per share valued at $843. The warrant is exercisable at any time prior to December 31, 2005. If the majority shareholder is required to make any payment with respect to its guarantee on the seasonal revolving loan commitment, the Company would be required to issue to the majority shareholder an additional warrant to purchase a number of shares of the Company's common stock equal to the amount of such payment divided by the then-current market price of the Company's common stock.

                            HINES HORTICULTURE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

9.   INCOME TAXES
     ------------

     The components of (loss) income before provision for income taxes and the provision for income taxes consisted of the following:

                                               For the Years Ended December 31,
                                               --------------------------------
                                                 2002        2001        2000
                                               ---------   ---------  ---------
(Loss) income before income taxes:
U.S.                                           $(64,377)   $ 10,723   $ 16,504
Foreign                                           3,963       8,645       (257)
                                               ---------   ---------  ---------
                                               $(60,414)   $ 19,368   $ 16,247
                                               =========   =========  =========

Income from continuing operations              $ 15,053    $ 10,320   $ 18,671
Income (loss) from discontinued operations        5,029       9,048     (2,424)
Loss from extraordinary item                     (1,739)         --         --
Loss from SFAS No. 142 adjustment               (78,757)         --         --
                                               ---------   ---------  ---------
                                               $(60,414)   $ 19,368   $ 16,247
                                               =========   =========  =========

Current income tax provision:
Federal                                        $     --    $     --   $     --
State                                             1,400          --         --
Foreign                                             819       1,090        605
                                               ---------   ---------  ---------
                                               $  2,219    $  1,090   $    605
                                               ---------   ---------  ---------
Deferred provision (benefit):
Federal                                        $ (8,360)   $ 12,121   $  3,643
State                                            (2,410)        863        764
Foreign                                             840       1,869     (1,203)
                                               ---------   ---------  ---------
                                                 (9,930)     14,853      3,204
                                               ---------   ---------  ---------
                                               $ (7,711)   $ 15,943   $  3,809
                                               =========   =========  =========

                            HINES HORTICULTURE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

     The reported provision for income taxes differs from the amount computed by applying the statutory federal income tax rate of 35 percent to income before provision for income taxes as follows:

                                                   For the Years Ended December 31,
                                                  ---------------------------------
                                                    2002         2001        2000
                                                  ---------   ---------   ---------
Provision computed at statutory rate              $(21,145)   $  6,779    $  5,686
Increase (decrease) resulting from:
State tax, net of federal benefit                   (1,010)        546         764
Foreign taxes                                          272         389         (12)
Goodwill                                             8,881         413         470
Canada withholding tax                               3,344          --          --
Meals and entertainment                                118         194         173
Reduction in tax reserves                               --        (482)         --
Investment in Foreign Subsidiary                     1,840       8,125          --
SFAS No. 52 -Translation remeasurement                  --          --      (2,995)
Capital loss valuation allowance                        --          --        (571)
Other                                                  (11)        (21)        294
                                                  ---------   ---------   ---------
                                                  $ (7,711)   $ 15,943    $  3,809
                                                  =========   =========   =========

Provision for continuing operations               $  6,169    $  4,627    $  8,034
Provision (benefit) for discontinued operations     10,442      11,316      (4,225)
Benefit for extraordinary item                        (713)         --          --
Benefit for SFAS No. 142 adjustment                (23,609)         --          --
                                                  ---------   ---------   ---------

                                                  $ (7,711)   $ 15,943    $  3,809
                                                  =========   =========   =========

                            HINES HORTICULTURE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

DEFERRED TAX ASSETS (LIABILITIES) ARE COMPRISED OF THE FOLLOWING:

                                                                             December 31,
Deferred tax assets:                                                       2002        2001
                                                                        ----------   ----------
Deferred expenses                                                       $      --    $     586
Capital loss carryforwards                                                     --          477
Deferred currency loss                                                         --          413
Net operating loss carryforwards                                            5,102       19,506
Foreign currency cumulative translation adjustment                             --        3,690
Book/tax difference in debt                                                 7,640        7,978
Intangible asset basis differences                                         17,869           --
Other                                                                        (284)         174
                                                                        ----------   ----------
     Gross deferred tax assets                                             30,327       32,824
                                                                        ----------   ----------

Deferred tax liabilities:
Accrual to cash adjustment                                                (63,994)     (64,874)
Fixed asset basis differences                                             (12,562)     (31,930)
Intangible asset basis differences                                             --       (3,169)
Investment in foreign subsidiary                                               --       (8,125)
Canada withholding tax                                                     (3,344)          --
Other                                                                      (1,455)      (1,284)
                                                                        ----------   ----------
     Gross deferred tax liabilities                                       (81,355)    (109,382)
                                                                        ----------   ----------

                                                                        ----------   ----------
Net deferred tax liability                                              $ (51,028)   $ (76,558)
                                                                        ==========   ==========

Deferred income tax liability, current                                  $ (63,994)   $ (72,000)
Deferred income tax asset (liability), non-current                         12,966       (4,558)
                                                                        ----------   ----------
                                                                        $ (51,028)   $ (76,558)
                                                                        ==========   ==========


Deferred income tax liability - current - Continuing operations         $ (63,994)   $ (64,874)
Deferred income tax liability - current - Discontinued operations              --       (7,126)
                                                                        ----------   ----------
                                                                        $ (63,994)   $ (72,000)
                                                                        ==========   ==========

Deferred income tax asset - non-current - Continuing operations         $  12,966    $   7,727
Deferred income tax liability - non-current - Discontinued operations          --      (12,285)
                                                                        ----------   ----------
                                                                        $  12,966    $  (4,558)
                                                                        ==========   ==========

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

     At December 31, 2002, the Company had approximately $11,298 in net operating loss carryforwards for federal income tax reporting purposes. The Company's federal net operating losses begin to expire in 2020.

                            HINES HORTICULTURE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

10.  EMPLOYEE BENEFIT PLANS
     ----------------------

     As of January 1, 2001, Hines Nurseries established a 401(k) Retirement Savings Plan for salaried and permanent hourly employees. Participants may make voluntary contributions to the plan up to a maximum of ten thousand five hundred dollars not to exceed 15 percent of their annual compensation (as defined). Hines' matching contribution to the Plan is equal to 25 percent of the participant's voluntary contribution not to exceed 4 percent of the participant's salary per calendar year. As of January 1, 2002, pursuant to IRS rules, participants may make voluntary contributions to the plan up to a maximum of eleven thousand dollars not to exceed 20 percent of their annual compensation (as defined). In addition to this, employees over age 50 may now contribute an additional $1. Hines' matching contribution to the Plan is equal to 100 percent of the first 3 percent of a participant's voluntary deferral of salary, and 50 percent of the next 2 percent of a participant's voluntary deferral of salary per calendar year. As of January 1, 2003, pursuant to IRS rules, participants may make voluntary contributions to the plan up to a maximum of twelve thousand dollars not to exceed 20 percent of their annual compensation (as defined). In addition to this, employees over age 50 may now contribute an additional $2. Hines' matching contribution to the Plan is equal to 100 percent of the first 3 percent of a participant's voluntary deferral of salary, and 50 percent of the next 2 percent of a participant's voluntary deferral of salary per calendar year.

     The total expense related to the Hines plan was $1,593, $342 and $0 for the years ended December 31, 2002, 2001 and 2000, respectively.

11.  SUPPLEMENTAL CASH FLOW INFORMATION
     ----------------------------------

     Supplemental disclosure of non-cash investing and financing activities were as follows:

                                                         December 31,
                                              ---------------------------------
                                                 2002        2001       2000
                                              ----------  ---------  ----------
     Fair value of assets acquired            $   1,265   $   9,211   $ 118,282
     Liabilities assumed and incurred
      in connection with acquisitions                --          --      (6,007)
     Discontinued operations                         --          --      (1,485)
                                              ----------  ---------   ----------
     Cash paid                                $   1,265   $   9,211   $ 110,790
                                              ==========  ==========  ==========

12.  FAIR VALUES OF FINANCIAL INSTRUMENTS
     ------------------------------------

     The Company used the following methods and assumptions in estimating its fair value disclosures for financial instruments:

CASH

     The carrying amount reported in the balance sheet for cash approximates its fair value.

SHORT-TERM AND LONG-TERM DEBT

     The fair value of the Senior Subordinated Notes is based on the closing price of the debt securities at December 31, 2002 and 2001. The carrying amount of the Company's other long-term debt approximates its fair value based upon borrowing rates currently available to the Company. The carrying amount of the short-term debt approximates the fair value based on the short-term maturity of the instrument.

                            HINES HORTICULTURE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

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

     The carrying amounts and estimated fair values of the Company's financial instruments at December 31, 2002 and 2001 are as follows:

                                                      December 31,
                                   --------------------------------------------------
                                             2002                       2001
                                   ------------------------  ------------------------
                                    Carrying     Estimated    Carrying     Estimated
                                     Amount     Fair Value     Amount     Fair Value
                                   -----------  -----------  -----------  -----------
     Cash                          $       --   $       --   $       --   $       --
     Revolving line of credit          72,750       72,750      100,000      100,000
     Long-term debt (including
       current portion)               182,414      184,533      252,798      251,240
     Interest rate swap
       agreement liability              8,741        8,741        7,117        7,117
     Discontinued Operations
       Long-term debt (including
         current portion)                  --           --       37,072       37,072

13.  VALUATION AND QUALIFYING ACCOUNTS
     ---------------------------------

     Activity with respect to the Company's allowance for doubtful accounts receivable is summarized as follows:

                                               For the Years Ended December 31,
                                             ----------------------------------
                                                 2002                  2001
                                             ------------          ------------
     Beginning balance                       $     1,303           $     1,528
     Charges to expense                            1,049                   699
     Amounts written off                            (355)                 (924)
                                             ------------          ------------
     Ending balance                          $     1,997           $     1,303
                                             ============          ============

14.  GUARANTOR/NON-GUARANTOR DISCLOSURES
     -----------------------------------

     The Senior Subordinated Notes issued by Hines Nurseries (the issuer) have been guaranteed by Hines (the parent guarantor) and by Hines SGUS, Inc. ("Hines SGUS") (the subsidiary guarantor) (formerly known as "Sun Gro-U.S." or "Sun Gro Horticulture, Inc."). The issuer and the subsidiary guarantor are wholly owned subsidiaries of the parent guarantor and the parent and subsidiary guarantees are full, unconditional and joint and several. The Senior Subordinated Notes were not guaranteed by Sun Gro - Canada, which was sold in March 2002 and reflected as a discontinued operation in these financial statements.

     The indenture for the Senior Subordinated Notes imposes a number of restrictions on Hines Nurseries, including its ability to incur additional indebtedness, to make certain restricted payments (including dividends to Hines (the parent guarantor)), to make certain asset dispositions, to incur additional liens and to enter into other significant transactions. The Company's Amended Senior Credit Facility also places various restrictions on both Hines and Hines Nurseries, including, but not limited to, limitations concerning the incurrence of additional debt and the payment of dividends.

     Hines, the parent guarantor, has no independent assets or operations. Although Hines SGUS is still in existence, all of its operating assets were sold in March 2002 as part of the company's sale of its Sun Gro operations. As a result, Hines SGUS currently conducts no operations and has no material assets or liabilities. As previously indicated, the Company's consolidated financial statements have been restated to reflect the financial position, results of operations and cash flows of its Sun Gro business as "discontinued operations." As a result of the foregoing, condensed consolidating financial information regarding Hines and Hines Nurseries is not presented.

                            HINES HORTICULTURE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)


15.  SUBSEQUENT EVENTS
     -----------------

     On February 3, 2003, the Board of Directors accepted the resignation of Stephen P. Thigpen as Chairman and C.E.O. and appointed Douglas D. Allen as Chairman and Robert A. Ferguson as Chief Operating Officer. Pursuant to his employment agreement with the Company, dated as of August 3, 1995, the Company made a lump sum cash payment to Mr. Thigpen of two times his annual base salary totaling $1,050 which will be recorded as compensation expense in the three months ending March 31, 2003.