Form 10-Q
period 2003-03-31
HINES HORTICULTURE INC
filed 2003-05-14
CIK 1003515

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

                                   (Mark One)
           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                      For the quarter ended March 31, 2003

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

As of May 1, 2003 there were 22,072,549 shares of Common Stock, par value $0.01 per share, outstanding.
================================================================================

                            HINES HORTICULTURE, INC.
                                      INDEX

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements                                           Page No.
                                                                        --------

         Consolidated Balance Sheets as of
         March 31, 2003 (unaudited) and December 31, 2002                     3

         Consolidated Statements of Operations for the Three Months
         Ended March 31, 2003 and 2002 (unaudited)                            4

         Consolidated Statements of Cash Flows for the
         Three Months Ended March 31, 2003 and 2002 (unaudited)               5

         Notes to the Consolidated Financial Statements                       6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk          25

Item 4.  Control and Procedures                                              26

                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                    26
         Signature                                                           27
         Certifications Pursuant to Section 302 of the Sarbanes-Oxley
         Act of 2002                                                         28

Note: Items 1, 2, 3, 4 and 5 of Part II are omitted because they are not applicable.


                                      HINES HORTICULTURE, INC.
                                     CONSOLIDATED BALANCE SHEETS
                                March 31, 2003 and December 31, 2002
                              (Dollars in thousands, except share data)

ASSETS                                                            March 31,     December 31,
                                                                    2003            2002
                                                                 ----------      ----------
                                                                (Unaudited)
CURRENT ASSETS:
        Cash                                                     $      --       $      --
        Accounts receivable, net of allowance for
           doubtful accounts of $2,001 and $1,997                   51,416          25,838
        Inventories                                                195,006         169,981
        Prepaid expenses and other current assets                    7,908           6,672
                                                                 ----------      ----------
                                       Total current assets        254,330         202,491
                                                                 ----------      ----------
FIXED ASSETS, net of accumulated depreciation
   and depletion of $40,397 and $38,102                            139,369         140,239
DEFERRED FINANCING EXPENSES, net of
   accumulated amortization of $11,818 and $10,958                   6,905           7,137
DEFFERRED INCOME TAX                                                12,870          12,966
GOODWILL                                                            42,979          42,979
                                                                 ----------      ----------
                                                                 $ 456,453       $ 405,812
                                                                 ==========      ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
        Accounts payable                                         $  25,624       $  12,321
        Accrued liabilities                                         11,592          10,911
        Accrued payroll and benefits                                 4,741           6,845
        Accrued interest                                             3,535           6,034
        Long-term debt, current portion                             17,587          17,585
        Borrowings on revolving credit facility                    116,500          72,750
        Deferred income taxes                                       63,077          63,994
                                                                 ----------      ----------

                                  Total current liabilities        242,656         190,440
                                                                 ----------      ----------

LONG-TERM DEBT                                                     164,996         164,829

INTEREST RATE SWAP AGREEMENT                                         8,180           8,741

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
        Common Stock
           Authorized - 60,000,000 shares  $.01 par value;
           Issued and outstanding - 22,072,549 shares
           at March 31, 2003 and December 31, 2002                     221             221

        Additional paid-in capital                                 128,781         128,781
        Deficit                                                    (87,306)        (85,985)
        Accumulated other comprehensive loss                        (1,075)         (1,215)
                                                                 ----------      ----------

                                 Total shareholders' equity         40,621          41,802
                                                                 ----------      ----------

                                                                 $ 456,453       $ 405,812
                                                                 ==========      ==========

                        The accompanying notes are an integral part of these
                                 consolidated financial statements.


                                           HINES HORTICULTURE, INC.
                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  Three Months Ended March 31, 2003 and 2002
                                   (Dollars in thousands, except share data)
                                                  (Unaudited)

                                                                       Three Months Ended March 31,

                                                                          2003               2002
                                                                     -------------      -------------
                                                                                          (Restated)
Sales, net                                                           $     58,523       $     68,723
Cost of goods sold                                                         27,870             34,316
                                                                     -------------      -------------
    Gross profit                                                           30,653             34,407
                                                                     -------------      -------------

Selling and distribution expenses                                          19,047             20,736
General and administrative expenses                                         5,586              5,501
Other expense (income)                                                      1,242             (2,103)
                                                                     -------------      -------------
    Total operating expenses                                               25,875             24,134
                                                                     -------------      -------------

    Operating income                                                        4,778             10,273

Other expenses
   Interest                                                                 6,291              6,711
   Loss on debt extinguishment                                                 --              1,739
   Interest rate swap agreement income                                       (324)            (1,014)
   Amortization of deferred financing expenses                              1,050              1,154
                                                                     -------------      -------------
                                                                            7,017              8,590
                                                                     -------------      -------------

(Loss) income before income taxes and
  discontinued operations                                                  (2,239)             1,683

Income tax (benefit) provision                                               (917)               690
                                                                     -------------      -------------

(Loss) income from continuing operations                                   (1,322)               993

Loss from discontinued operations, net of tax
  benefit of $13,081                                                           --             (6,978)

Cumulative effect of change in accounting principle, net of tax
  benefit of $23,609                                                           --            (55,148)
                                                                     -------------      -------------

Net loss                                                             $     (1,322)      $    (61,133)
                                                                     =============      =============


Basic and diluted earnings per share:

(Loss) income per common share from
  continuing operations                                              $      (0.06)      $       0.04
Loss per common share from
  discontinued operations                                            $         --       $      (0.32)
Cumulative effect of change in accounting principle                  $         --       $      (2.49)
                                                                     -------------      -------------

Net loss per common share                                            $      (0.06)      $      (2.77)
                                                                     =============      =============

Weighted average shares outstanding--Basic                             22,072,549         22,072,549
                                                                     =============      =============
Weighted average shares outstanding--Diluted                           22,072,549         22,104,455
                                                                     =============      =============

                             The accompanying notes are an integral part of these
                                      consolidated financial statements.


                                      HINES HORTICULTURE, INC.
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                             Three Months Ended March 31, 2003 and 2002
                              (Dollars in thousands, except share data)
                                             (Unaudited)

                                                                     2003            2002
                                                                  ----------      ----------
                                                                                  (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                      $  (1,322)      $ (61,133)
    Loss from discontinued operations                                    --           6,978
    Adjustments to reconcile net income to
      net cash used in operating activities -
         Cumulative effect of change in accounting principle             --          55,148
         Depreciation                                                 2,295           2,208
         Amortization of deferred financing costs                     1,050           1,154
         Interest rate swap agreement income                           (324)         (1,014)
         Gain on sale of assets                                          --          (2,103)
         Loss on early retirement of debt                                --           1,739
         Deferred income taxes                                         (917)            689
                                                                  ----------      ----------
                                                                        782           3,666
Change in working capital accounts
    Accounts receivable                                             (25,578)        (31,952)
    Inventories                                                     (25,025)        (18,285)
    Prepaid expenses and other current assets                        (1,236)           (558)
    Accounts payable and accrued liabilities                          9,384          11,783
                                                                  ----------      ----------
      Change in working capital accounts                            (42,455)        (39,012)
                                                                  ----------      ----------

Net cash used in operating activities                               (41,673)        (35,346)

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of fixed assets                                         (1,428)         (1,730)
    Net cash used by discontinued operations                             --          (6,520)
    Proceeds from sale of discontinued operations                        --         131,538
    Proceeds from sale of fixed asset                                    --           3,116
    Acquisitions, adjusted                                               --            (170)
                                                                  ----------      ----------
        Net cash (used in) provided by investing activities          (1,428)        126,234
                                                                  ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net borrowings on revolving line of credit                       43,750          21,250
    Repayments of long-term debt                                        (21)       (107,938)
    Deferred financing costs incurred                                  (628)         (4,200)
                                                                  ----------      ----------
        Net cash provided by (used in) financing activities          43,101         (90,888)
                                                                  ----------      ----------


NET CHANGE IN CASH                                                       --              --

CASH, beginning of period                                                --              --
                                                                  ----------      ----------

CASH, end of period                                               $      --       $      --
                                                                  ==========      ==========


Supplemental disclosure of cash flow information:
    Cash paid for interest                                        $   8,791       $   7,625
    Cash paid for income taxes                                    $      77       $      --


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

               As of December 31, 2001, the Company also had a growing media business. The growing media business was conducted through Sun Gro Horticulture, Inc. ("Sun Gro-U.S."), a wholly owned subsidiary of Hines Nurseries, Sun Gro-U.S.'s wholly owned subsidiary, Sun Gro Horticulture Canada Ltd. ("Sun Gro-Canada"), and Sun Gro-Canada's direct and indirect Canadian subsidiaries (collectively referred to as "Sun Gro").

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

               Accordingly, footnote and other disclosures, which would substantially duplicate the disclosures contained in the Form 10-K, filed on April 11, 2003 by Hines Horticulture, Inc. under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), have been omitted. The financial information herein is not necessarily representative of a full year's operations.

3.       Earnings Per Share:
         -------------------

               Earnings per share are calculated in accordance with SFAS No. 128, "Earnings per Share," which requires the Company to report both basic earnings per share, based on the weighted-average number of common shares outstanding, and diluted earnings per share, based on the weighted-average number of common shares outstanding adjusted to include the potentially dilutive effect of outstanding stock options and warrants using the treasury method. For the three months ended March 31, 2003, the incremental shares related to 440,000 warrants outstanding were excluded from the computation of diluted earnings per share because they would have been anti-dilutive. Additionally, for the three months ended March 31, 2003, shares related to the underlying employee stock options in the amount of 1,059,902 were excluded from the computation of diluted earnings per share because they would have been anti-dilutive.

4.       Adoption Of Accounting Pronouncements:
         --------------------------------------

               In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 143 "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It would be effective for the Company beginning with its 2003 financial statements. The adoption of SFAS No. 143 on January 1, 2003 did not have an impact on our financial position and results of operations.

               In April 2002, the FASB issued SFAS No. 145 "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections" ("SFAS No. 145"). SFAS No. 145 addresses financial accounting and reporting for the extinguishments of debt, leases and intangible assets of motor carriers. The Company adopted SFAS No. 145 on January 1, 2003 and reclassified the loss on debt extinguishment previously reported as an extraordinary item as of March 31, 2002 of $1,026, net of tax, to operations.

               In June 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity, including Certain Costs Incurred in a Restructuring." The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 on January 1, 2003 did not have an impact on our financial position and results of operations.

               In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based-Compensation-Transition and Disclosure-an Amendment of FASB Statement No. 123" ("SFAS No. 148"). SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of account for stock-based employee compensation and the effect of the method used on reported results. As permitted under both SFAS No. 123 and SFAS No. 148, the Company continues to follow the intrinsic value method of accounting under Accounting Principles Board No. 25 "Accounting for Stock Issued to Employees."

                                             Three months ended March 31,
                                                2003           2002
                                              ---------      ---------
         Net loss, as reported                $ (1,322)      $(61,133)
         Stock option expense                       (8)          (279)
                                              ---------      ---------
         Pro forma net loss                   $ (1,330)      $(61,412)
                                              =========      =========

         Loss per share:

         Basic and diluted - as reported      $  (0.06)      $  (2.77)
                                              =========      =========

         Basic and diluted - pro forma        $  (0.06)      $  (2.78)
                                              =========      =========

5.       Inventories:
         ------------

         Inventories consisted of the following:

                                              March 31,     December 31,
                                                2003           2002
                                              ---------      ---------

         Nursery stock                        $184,835       $161,007
         Material and supplies                  10,171          8,974
                                              ---------      ---------
                                              $195,006       $169,981
                                              =========      =========

6.       Comprehensive Income:
         ---------------------

               Comprehensive income includes all changes in equity during a period except those resulting from investments by and distributions to the Company's shareholders. The Company's comprehensive income includes the change in valuation of derivative instruments. The components of comprehensive income during the three months ended March 31, 2003 and 2002, were as follows:

                                              Three Months Ended
                                                   March 31,
                                             2003            2002
                                             ----            ----
                                                          (Restated)


         Net loss                          $ (1,322)      $(61,133)
         Income on derivatives
             reclassified to earnings           140            140
                                           ---------      ---------
         Comprehensive loss                $ (1,182)      $(60,993)
                                           =========      =========


7.       New Accounting Pronouncements:
         ------------------------------

               In March 2003, the FASB issued SFAS No. 149, "Accounting for Certain Financial Instruments with Characteristics of Liabilities and Equity" ("SFAS No. 149"). This statement establishes standards for classification of certain financial instruments that have characteristics of both liabilities and equity in the statement of financial position. This statement will be effective upon issuance for all contracts created or modified after the date the statement is issued and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. Management does not expect the adoption of SFAS No. 149 to have a material impact on its financial condition or results of operations.


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

                    In connection with the sale of the growing media business to the Sun Gro Horticulture Income Fund, the Canadian Customs & Revenue Authority ("CCRA") required that approximately $13.1 million Canadian (US$8.2 million) of the gross proceeds from the transaction be withheld in an escrow account pending the determination of whether certain aspects of the sale were taxable for Canadian purposes. The amount withheld was not included in the measurement of the gain on the sale of Sun Gro for financial statement purposes. The Company firmly believes that the transaction is exempt from tax for Canadian purposes, but after more than seven months of discussions with the CCRA, progress on this matter was not satisfactory to the Company. Accordingly, the Company decided that the best course of action was to file a tax return, submit the required tax payment, and make a claim for refund on the basis that the transaction is exempt from tax for Canadian purposes. On November 7, 2002, the Company submitted a tax payment of $8.2 million Canadian (US$5.1 million) to the CCRA. The balance of the escrow funds of $4.9 million Canadian (US$3.1 million) was then remitted to the Company. The receipt of the $4.9 million Canadian (US$3.1 million) was recorded in the fourth quarter of 2002 as an adjustment to the loss on the sale of Sun Gro. The Company will continue to actively pursue a refund of the $8.2 million Canadian (US$5.1 million) through all the appropriate administrative and/or judicial channels.

                    The Company's Consolidated Financial Statements included in this Quarterly Report on Form 10-Q reflect the financial position, results of operations and cash flows of the Sun Gro business as "discontinued operations." In accordance with SFAS No. 144, the Company's Consolidated Financial Statements have been restated to reflect the financial position, results of operations and cash flows of the Sun Gro business as "discontinued operations."


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

               As a result of the sale of the Sun Gro business, the Company estimates that it will utilize approximately $37.9 million of these net operating loss carryforwards for 2002 federal income tax purposes. Because of this NOL utilization and the Company's projections of future earnings, the Company anticipates it will begin paying cash income taxes for federal purposes in 2005. The Company is currently paying cash income taxes for state income tax purposes in certain states due to the differing rules regarding the carryforward of net operating losses.

               At March 31, 2003, the Company has a current liability for deferred income taxes of $63.1 million. Because the majority of the items to which this liability relates are comprised of current assets and current liabilities in the balance sheet (such as inventory, accounts receivable, accounts payable, etc.), this deferred tax item is also characterized as current. The classification of this liability as a current item does not mean that it will be paid within the next year.

         RECENT DEVELOPMENTS

               On February 3, 2003, the Board of Directors accepted the resignation of Stephen P. Thigpen as Chairman and C.E.O. and appointed Douglas D. Allen as Chairman and Robert A. Ferguson as Chief Operating Officer. Pursuant to his employment agreement with the Company, dated as of August 3, 1995, the Company made a lump sum cash payment to Mr. Thigpen of two times his annual base salary totaling $1.0 million which was recorded as compensation expense in the three months ended March 31, 2003.

         CRITICAL ACCOUNTING POLICIES

               The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management believes that the following areas represent its most critical accounting policies related to actual results that may vary from those estimates.

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

               ACCOUNTING FOR GOODWILL IMPAIRMENT: On January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). In accordance with this standard, goodwill has been classified as indefinite-lived assets no longer subject to amortization. Indefinite-lived assets were subject to impairment testing upon adoption of SFAS No. 142 and at least annually thereafter. In accordance with SFAS No. 142, this involves a two-step process. First, the Company must determine if the carrying amount of equity exceeds the fair value based upon the quoted market price of the Company's common stock. If the Company determines that goodwill may be impaired, the Company compares the "implied fair value" of the goodwill, as defined by SFAS No. 142, to its carrying amount to determine the impairment loss, if any. The initial impairment analysis was completed in the fourth quarter of 2002. The Company recorded a one-time, non-cash charge of $55.1 million, net of tax, to reduce the carrying value of its goodwill. The Company recognized this impairment charge as a cumulative effect of change in accounting principle.

               ACCRUED LIABILITIES: The accrued liabilities include amounts accrued for expected claims costs relating to the Company's insurance programs for workers' compensation and auto liability. The Company has large deductibles for these lines of insurance, which means it must pay the portion of each claim that falls below the deductible amount. The Company's expected claims costs are based on an actuarial analysis that considers the Company's current payroll and automobile profile, recent claims history, insurance industry loss development factors and the deductible amounts. The Company accrues its expected claims costs for each year on a ratable monthly basis with a corresponding charge against income. Management reviews the adequacy of the accruals at the end of each quarter. The accruals for the expected costs relating to the Company's insurance programs for workers' compensation and auto liability are maintained at levels believed by Management to adequately reflect the Company's probable claims obligations.

         RESULTS OF OPERATIONS

         THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THREE MONTHS ENDED MARCH 31, 2002

               NET SALES. Net sales of $58.5 million for the three months ended March 31, 2003 decreased $10.2 million, or 14.8%, from net sales of $68.7 million for the comparable period in 2002. This decrease was due to the soft retail environment and a shift in the seasonal stocking patterns of the retail garden centers into April. These seasonal stocking patterns were significantly affected by Easter occurring in late April in 2003 versus late March last year and by cold, wet weather that persisted through the end of March in the Northeast and Midwest. This was somewhat offset by strong sales in the South resulting from favorable weather and newly established store service programs that generated increased volume in the Atlanta and Memphis markets. In addition, the Company's first quarter sales to Kmart were down by approximately $1.0 million from the first quarter of 2002.

               GROSS PROFIT. Gross profit of $30.7 million for the three months ended March 31, 2003 decreased $3.7 million, or 10.8%, from gross profit of $34.4 million for the comparable period in 2002 due to lower sales as discussed above. As a percentage of net sales, gross profits for the first quarter increased to 52.4% compared to 50.1% in 2002. This increase was primarily attributable to an increase in unit selling price and better inventory management through the Company's store service programs. The increase in unit selling price was mainly product mix related but also reflected a modest price increase with key customers.

               SELLING AND DISTRIBUTION EXPENSES. Selling and distribution expenses of $19.0 million for the three months ended March 31, 2003 decreased $1.7 million, or 8.2%, from $20.7 million for the comparable period in 2002 due to lower sales as discussed above. As a percentage of sales, selling and distribution expenses increased to 32.5% compared to 30.1 % in 2002. This increase is mainly due to higher fuel costs and the impact of lower sales on the ratio of fixed costs to sales.

               GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses of $5.6 million for the three months ended March 31, 2003 increased $0.1 million, or 1.8%, from $5.5 million for the comparable period in 2002. The modest increase was due primarily to efforts by the Company to control costs, improve efficiencies and consolidate many of its operational activities.

               OTHER (EXPENSE) INCOME. Other operating expense of $1.2 million for the three months ended March 31, 2003 represents severance costs associated with both the resignation of the Company's former Chief Executive Officer in February of 2003 and the elimination of certain administrative positions. Other operating income of $2.1 million for the three months ended March 31, 2002 primarily represents the net gain from the sale in the first quarter of 2002 of land in Hillsboro, Oregon.

               OPERATING INCOME. Operating income of $4.8 million for the three months ended March 31, 2003 decreased by $5.5 million, or 53.4%, from the $10.3 million for the comparable period in 2002. This decrease was mainly due to the decrease in other operating income and lower sales as discussed above.

               OTHER EXPENSES. Other expenses of $7.0 million for the three months ended March 31, 2003 decreased $1.6 million, or 18.6%, from $8.6 million for the comparable period in 2002. The decrease was mainly attributable to a $1.7 million loss on the extinguishment of debt that was included in other expenses in 2002. Lower interest expense during the first quarter was offset by the impact of the mark-to-market adjustment on the Company's interest rate swap. Last year's financing costs included $1.0 million of income relating to the mark-to-market adjustment compared with only $0.3 million in 2003.

                  INCOME TAX PROVISION. The Company's effective income tax rate was 41% for both the three months ended March 31, 2003 and 2002.

               (LOSS) INCOME FROM CONTINUING OPERATIONS. The loss from continuing operations of $1.3 million for the three months ended March 31, 2003 declined by $2.3 million from income of $1.0 million for the comparable period in 2002 due primarily to lower operating income as discussed above.

               NET (LOSS). The net loss of $1.3 million for the three months ended March 31, 2003 improved from $61.1 million in the comparable period in 2002. This improvement was mainly due certain charges that impacted the first quarter of 2002, including a $55.1 million charge stemming from the adoption of SFAS NO. 142, a $7.0 million loss from discontinued operations, and a $1.7 million charge relating to the early extinguishment of debt.

         LIQUIDITY AND CAPITAL RESOURCES

                  The Company's primary sources of liquidity are funds generated by operations and borrowings under its Amended Senior Credit Facility, which matures on December 31, 2004. The seasonal nature of the Company's operations results in a significant increase in certain components of working capital (primarily accounts receivable and inventory) during the growing and selling cycles. As a result, operating activities during the first and fourth quarters use significant amounts of cash, and in contrast, operating activities for the second and third quarters generate substantial cash as the Company ships inventory and collects accounts receivable. The Company historically borrows under its revolving credit facilities to fund peak working capital needs.

               Net cash used in operating activities was $41.7 million for the three months ended March 31, 2003 compared to $35.3 million for the comparable period in 2002 mainly due to lower sales and an increase in working capital. The increase in working capital was mainly due to higher inventory resulting from the lower sales and a smaller increase in accounts payable and accrued liabilities compared to the same period in 2002. This was partially offset by an improvement in Days Sales Outstanding and a reduction in customer credits compared to the same period in 2002.

                  Net cash used in investing activities was $1.4 million for the three months ended March 31, 2003 compared to a net cash provided by investing activities of $126.3 million for the comparable period in 2002. The decrease was due mainly to the impact of non-recurring events during the first quarter of 2002, including the proceeds received from the sale of the Sun Gro business and the sale of the Oregon property.

               The Company's capital expenditures were $1.4 million for the three months ended March 31, 2003 compared to capital expenditures of $1.7 million for the comparable period in 2002. The capital expenditures for 2003 primarily included the purchase of nursery related machinery and equipment. The Company's capital expenditures for 2003 are expected to be approximately $7.0 million.

                  Net cash provided by financing activities was $43.1 million for the three months ended March 31, 2003 compared to a net use of cash of $90.9 million for the comparable period in 2002. The improvement was primarily related to the impact of certain events on the first quarter of 2002, including the use of the proceeds from the sale of the Sun Gro business and the sale of the Oregon property to pay down outstanding bank debt as described below and to pay financing costs of $4.2 million.

                  The Company typically draws under its revolving credit facilities in the first and fourth quarters to fund its seasonal inventory buildup of green goods products and seasonal operating expenses. Approximately 75% of the Company's sales occur in the first half of the year, generally allowing the Company to reduce borrowings under its revolving credit facilities in the second and third quarters. On May 6, 2003, the Company had unused borrowing capacity of $24.5 million under its $115.0 million working capital revolver facility and had no unused borrowing capacity under its $30.0 million seasonal revolver facility that can only be utilized between February 1 and June 15.

               On March 27, 2002, the Company completed the sale of its Sun Gro business and received net proceeds of approximately $119.0 million. In addition, the Company completed the sale of 22.5 acres of land located in Hillsboro, Oregon in March 2002, and received net proceeds of approximately $2.9 million. The Company used $108.0 million of the aggregate proceeds from the sale of the Sun Gro business and the sale of the Oregon land to reduce long-term debt with the remaining amount of $14.0 million used to reduce the amount outstanding under its working capital revolver.

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

               At March 31, 2003, the Company's Amended Senior Credit Facility was comprised of a $115.0 million working capital revolver, a $30.0 million seasonal revolving loan commitment, which can only be utilized for the period between February 1 and June 15, a New Term Loan in the amount of $51.3 million and a Tranche B Term Loan in the amount of $51.1 million. Borrowings under the Amended Senior Credit Facility are collateralized by substantially all the Company's assets. The Amended Senior Credit Facility places various restrictions on the Company, including, but not limited to, limitations on the Company's ability to incur additional debt, limitations on capital expenditures and limitations on dividends the Company can pay to shareholders. The Amended Senior Credit Facility requires the Company to meet specific covenants and financial ratios. At the Company's option, the interest rate on the loans under the Amended Senior Credit Facility may be base rate loans, which is the higher of the prime rate or the rate which is 1/2 of 1.00% in excess of the federal funds effective rate, or Eurodollar rate loans.

                  The Company's net debt position (short-term and long-term debt) at March 31, 2003 was $299.1 million compared to net debt of $303.2 million at March 31, 2002.

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

               Under the Company's Amended Senior Credit Facility, the New Term Loan, the Tranche B Term Loan and the $115.0 million working capital revolver mature on December 31, 2004. Principal repayments due under the Company's Amended Senior Credit Facility for the term loans total $17.5 million in 2003 and $84.9 million in 2004. The expiration of the Company's $30.0 million seasonal working capital facility has been extended to June 15, 2004.

               Madison Dearborn Capital Partners, L.P. ("MDCP"), the Company's principal shareholder, provided a guarantee for the extension of the $30.0 million seasonal revolving loan commitment effective February 1, 2002. On November 28, 2000, in exchange for MDCP's original guaranty of the Company's seasonal revolver, the Company issued a warrant to MDCP to purchase 440,000 shares of common stock at an exercise price of $3.50 per share valued at $0.84 million. The warrant is exercisable at any time prior to December 31, 2005. If MDCP is required to make any payment with respect to its guarantee on the seasonal revolving loan commitment, the Company would be required to issue to MDCP an additional warrant to purchase a number of shares of the Company's common stock equal to the amount of such payment divided by the then-current market price of the Company's common stock.

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

               The Notes currently bear interest at 12.75% per annum, and the indenture pursuant to which the Notes were issued imposes a number of restrictions on our operating subsidiaries, including their ability to incur additional indebtedness, to make certain restricted payments (including dividends to the Company), to make certain asset dispositions, to incur additional liens and to enter into significant transactions. A breach of a material term of the indenture for the Notes or other material indebtedness that results in the acceleration of the indebtedness under the Notes also constitutes an event of default under the Amended Senior Credit Facility. In addition, the Company is obligated to pay a premium at maturity equal to 5.00% of the principal amount of the Notes to be repaid. The Company is accreting this premium over the term of the maturity of the Notes as additional interest expense. At March 31, 2003, the amount of the premium was $2.0 million and, based on the $78.0 million of Notes outstanding, is expected to be $3.9 million upon maturity.

                  At March 31, 2003, the Company had the following contractual obligations (payments due by period, in millions):


                                                     Payments Due by Period
                                          ------------------------------------------
Contractual Cash Obligations     Total    Less than                          After
                                            1 year    1-3 years  4-5 years  5 years
------------------------------------------------------------------------------------
Tranche B Term Loan            $   51.1    $    --    $   51.1    $   --    $   --
New Term Loan                      51.3       17.5        33.8                  --
Senior Subordinated Notes          81.9         --        81.9        --        --
Other obligations                   0.2        0.1         0.1                  --
Operating Leases                   20.3        4.4         8.9       0.7       6.3
                               ---------   --------   ---------   -------   -------
Total                          $  204.8    $  22.0    $  175.8    $  0.7    $  6.3
                               =========   ========   =========   =======   =======

               Hines does not have any off balance sheet financing or any financial arrangements with any related parties, other than operating leases.

               In our opinion, cash generated by operations and from borrowings available under the Amended Senior Credit Facility will be sufficient to meet the Company's anticipated working capital, capital expenditures and debt service requirements through 2003. A total of $17.5 million will become due under the Senior Credit Facility during 2003.

               The Senior Credit Facility requires the Company to maintain compliance with various financial covenants. Failure to comply with any of the covenants of the Senior Credit Facility during 2003 would require the Company to seek waivers or an amendment to the Senior Credit Facility. In the past, the Company has been successful in obtaining waivers and in negotiating amendments to its bank agreements, including the amendment to the Senior Credit Facility, effective March 18, 2003. The Company was in compliance with these amended covenants during the first quarter of 2003 and, based upon Management's 2003 operating plan, expects to remain in compliance with these amended covenants during 2003. Actual results of operations will depend on numerous factors, many of which are beyond our control. As a result, we cannot ensure that the Company will comply with its financial covenants during the remainder of 2003. If the Company fails to comply in the future with the amended covenants in its Senior Credit Facility, the Company currently believes that, based on its prior experience with lenders, it may be able to seek a waiver of such non-compliance or otherwise amend the covenants in a manner so as to cure the non-compliance. In the event the Company should fail to comply with one of the covenants and is unable to either obtain a waiver or successfully negotiate an amendment to the Senior Credit Facility, then the Company would be in default under the Senior Credit Facility.

               A total of $84.9 million will become due under the Senior Credit Facility during 2004. At this time, the Company is in the process of considering alternatives for refinancing this debt, including refinancing with existing financial institutions or others, or extending the debt's maturity. There can be no assurance that Management will be successful in refinancing this debt or extending its maturity.

         FORWARD LOOKING STATEMENTS AND RISK FACTORS

               We have made, and will make, "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 in our Annual Report, Forms 10-K and 10-Q and in other contexts relating to our future prospects, our operations and our strategies. Forward-looking statements include, but are not limited to, information regarding our future economic performance and financial condition, the plans and objectives of our Management and our assumptions regarding our performance and these plans and objectives.

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

         IRVINE LAND LEASE

               The Company's 479-acre nursery facility and headquarters in Irvine, California is entirely on leased land. The lease on the majority of the acreage does not expire until December 31, 2010. However, the lessor of the Irvine land has the option to terminate the lease on two specific parcels at an earlier date. The lessor has exercised this option and has provided written notice to the Company that it must vacate a 115-acre parcel by September 1, 2003 and must vacate an additional 30-acre parcel by August 31, 2004. The Company is actively pursuing an extension of these exit timelines with the lessor in order to allow the Company adequate time to transition the product that is grown on this acreage to other facilities. However, there can be no assurance that the Company will be successful in obtaining these extensions. The failure of the Company to obtain these extensions could cause declines in net sales and operating income that could have a material adverse effect on the Company.

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

               Restrictive regulation of soil media containing Redwood and/or Douglas Fir sawdust by the U.S. Department of Agriculture ("USDA") or California Department of Forest and Agriculture ("CDFA") could cause declines in net sales and operating income that could have a material adverse effect on the Company given that our California nursery operations utilize soil media containing Redwood and/or Douglas Fir sawdust. At this point in time, it is not clear how the USDA/CDFA will regulate soil media. Currently, there is no scientific data that indicates that P. RAMORUM is present in sawdust, but Redwoods and Douglas Firs are on the host list as discussed above. We are currently undergoing studies growing plants in alternatives to Redwood and/or Douglas Fir sawdust. We are also working closely with local, state and federal researchers on an effective treatment for P. RAMORUM in a nursery operation. There is no clearly understood or accepted treatment for wide-scale infection of this disease at this time nor is it known how this disease is spread.

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

         KMART BANKRUPTCY

               Kmart, one of our top customers, filed for bankruptcy relief under Chapter 11 of the bankruptcy code on January 22, 2002. On May 6, 2003 Kmart emerged from bankruptcy. During this time we have continued to ship products to Kmart. However, if Kmart substantially alters its sales of lawn and garden products, the loss of, or reduction in, orders or the Company's inability to collect accounts receivables from Kmart, could have a material adverse effect on the Company, its business and operations. During the year ended December 31, 2002, the Company's net sales to Kmart were approximately $8.0 million, a decrease of $9.0 million from the comparable period in 2001. During the three months ended March 31, 2003 the Company's net sales to Kmart were approximately $1.3 million, a decrease of $1.0 million from the comparable period in 2002. The Company believes that it will likely further reduce sales to Kmart for the remainder of fiscal 2003.

         SUBSTANTIAL LEVERAGE

               We had debt outstanding in the principal amount of $299.1 million as of March 31, 2003. Our substantial indebtedness could have important consequences for you. For example, it could:

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

               Certain of the Company's operations and activities, such as water runoff from its production facilities and the use of certain pesticides, are subject to regulation by the United States Environmental Protection Agency and similar state and local agencies. These agencies may regulate or prohibit the use of such products, procedures or operations, thereby affecting the Company's operations and profitability. In addition, the Company must comply with a broad range of environmental laws and regulations. Additional or more stringent environmental laws and regulations may be enacted in the future and such changes could have a material adverse effect on the Company. The Company uses reclamation water as one of the sources of water for a few of its production facilities. Federal reclamation laws and regulations govern the use and pricing of reclamation water, including availability of subsidized water rates. Changes in the laws could have a material adverse effect on the Company.

               In addition, the Company is subject to the Fair Labor Standards Act as well as various federal, state and local regulations that govern matters such as minimum wage requirements, overtime and working conditions. A large number of the Company's seasonal employees are paid at, or slightly above, the applicable minimum wage level and, accordingly, changes in such laws and regulations could have a material adverse effect on the Company by increasing its costs.

         MADISON DEARBORN CAPITAL PARTNERS, L.P. OWNS APPROXIMATELY 54% OF THE OUTSTANDING COMMON SHARES OF HINES ON A FULLY DILUTED BASIS.

               MDCP owns approximately 54% of the outstanding common shares of Hines on a fully diluted basis and has sufficient voting power to control, or at the least significantly influence, the election of directors and the approval of other actions requiring the approval of our shareholders.

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

         ACCOUNTING PRONOUNCEMENTS ADOPTED

               In August 2001, FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It would be effective for the Company beginning with its 2003 financial statements. The adoption of SFAS No. 143 on January 1, 2003 did not have an impact on our financial position and results of operations.

               In April 2002, the FASB issued SFAS No. 145 "Rescission of
         FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections" ("SFAS No. 145"). SFAS No. 145 addresses financial accounting and reporting for the extinguishments of debt, leases and intangible assets of motor carriers. The Company adopted SFAS No. 145 on January 1, 2003 and reclassified the loss on debt extinguishment previously reported as an extraordinary item as of March 31, 2002 of $1,026, net of tax, to operations.

               In June 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity, including Certain Costs Incurred in a Restructuring." The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of FAS 146 on January 1, 2003 did not have an impact on our financial position and results of operations.

               In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based-Compensation-Transition and Disclosure-an Amendment of FASB Statement No. 123" ("SFAS No. 148"). SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of account for stock-based employee compensation and the effect of the method used on reported results. The annual disclosure requirements of SFAS No. 123 are effective for the Company as of December 31, 2002 and the interim disclosure requirements will be effective during its first quarter of fiscal year 2003. As permitted under both SFAS No. 123 and SFAS No. 148, the Company continues to follow the intrinsic value method of accounting under Accounting Principles Board No. 25 "Accounting for Stock Issued to Employees." The Company has included the disclosure requirements of SFAS No. 148 in the notes to the accompanying Consolidated Financial Statements.

         NEW ACCOUNTING PRONOUNCEMENTS

               In March 2003, the FASB issued SFAS No. 149, "Accounting for Certain Financial Instruments with Characteristics of Liabilities and Equity" ("SFAS No. 149"). This statement establishes standards for classification of certain financial instruments that have characteristics of both liabilities and equity in the statement of financial position. This statement will be effective upon issuance for all contracts created or modified after the date the statement is issued and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. Management does not expect the adoption of SFAS No. 149 to have a material impact on its financial condition or results of operations.

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

               We have various debt instruments outstanding at March 31, 2003 that are impacted by changes in interest rates. As a means of managing our interest rate risk on these debt instruments, we entered into the interest rate swap agreement described below to effectively convert certain variable rate debt obligations to fixed rate obligations.

               In May 2000, the Company entered into an interest rate swap agreement to hedge $75.0 million of its loan facility. The interest rate swap agreement effectively changes the Company's exposure on its variable rate interest payments to fixed rate interest payments (7.13%) based on the 3-month LIBOR rate in effect at the beginning of each quarterly period, with a maximum rate of 8%. The interest rate swap agreement matures in February 2005. The estimated fair value of the Company's obligation under the interest rate swap agreement was $8.2 million at March 31, 2003.

               The Company also manages its interest rate risk by balancing the amount of its fixed and variable long-term debt. For fixed-rate debt, interest rate changes affect the fair market value of such debt but do not impact earnings or cash flows. Conversely, for variable rate debt, interest rate changes generally do not affect the fair market value of such debt but do impact future earnings and cash flows, assuming other factors are held constant. At March 31, 2003 the carrying amount and estimated fair value of the Company's long-term debt was $182.6 million and $184.5 million, respectively. Given the Company's balance of fixed rate and variable rate debt, we estimate a change in interest costs of approximately $1.0 million for every one-percentage point change in applicable interest rates.

ITEM 4.  CONTROLS AND PROCEDURES

               Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's Management, including the Company's principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Exchange Act Rule 15d-14(c). Based upon that evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective in enabling the Company to record, process, summarize and report information required to be included in the Company's periodic SEC filings within the required time period. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation and no corrective action with regard to significant deficiencies or material weaknesses were undertaken.


PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

               (a) Exhibits

               Exhibit 99.1    Certification of Chief Operating Officer Pursuant
                        To 18 U.S.C. Section 1350, As Adopted Pursuant To
                        Section 906 Of The Sarbanes-Oxley Act of 2002.*

               Exhibit 99.2    Certification of Chief Financial Officer Pursuant
                        To 18 U.S.C. Section 1350, As Adopted Pursuant To
                        Section 906 Of The Sarbanes-Oxley Act of 2002.*

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

               (b) Reports on Form 8-K

               The Company filed the following reports on Form 8-K during the quarter ended March 31, 2003.

               1. Current report on Form 8-K dated February 7, 2003 (the date of the earliest event reported), filed on February 12, 2003, for the purpose of reporting under
                        Item 5, the resignation of Stephen P. Thigpen as Chairman of the Board and Chief Executive Officer.

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

Date:  May 14, 2003

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: May 14, 2003                       By:      /S/ ROBERT A. FERGUSON
                                                  --------------------------
                                                  Robert A. Ferguson
                                                  Chief Operating Officer
                                                  (Principal Executive Officer)

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: May 14, 2003                       By:  /S/ CLAUDIA M. PIEROPAN
                                              ----------------------------------
                                              Claudia M. Pieropan
                                              Chief Financial Officer, Secretary
                                              and Treasurer (Principal Financial
                                              Officer)