Form 10-Q
period 2003-06-30
HINES HORTICULTURE INC
filed 2003-08-06
CIK 1003515

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

                                   (Mark One)

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                      For the quarter ended June 30, 2003

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

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
                                  Yes( ) No(X)

         As of July 24, 2003 there were 22,072,549 shares of Common Stock, par value $0.01 per share, outstanding.
================================================================================

                            HINES HORTICULTURE, INC.
                                      INDEX

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements                                           Page No.
                                                                        --------

         Consolidated Balance Sheets as of
         June 30, 2003 (unaudited) and December 31, 2002                    3

         Consolidated Statements of Operations for the Three Months
         And Six Months Ended June 30, 2003 and 2002 (unaudited)            4

         Consolidated Statements of Cash Flows for the
         Six Months Ended June 30, 2003 and 2002 (unaudited)                5

         Notes to the Consolidated Financial Statements                     6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                          13

Item 3.  Quantitative and Qualitative Disclosures About Market Risk         25

Item 4.  Controls and Procedures                                            26

                           PART II. OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders                27

Item 5.  Other Information                                                  27

Item 6.  Exhibits and Reports on Form 8-K                                   28

         Signature                                                          29

Note:   Items 1, 2 and 3 of Part II are omitted because they are not applicable.

                                      HINES HORTICULTURE, INC.
                                     CONSOLIDATED BALANCE SHEETS
                                 June 30, 2003 and December 31, 2002
                              (Dollars in thousands, except share data)

                                                                  June 30,      December 31,
                                                                    2003            2002
                                                                 ----------      ----------
                                                                 (Unaudited)
ASSETS
------

CURRENT ASSETS:
        Cash                                                     $     463       $      --
        Accounts receivable, net of allowance for
           doubtful accounts of $426 and $1,997                     79,310          25,838
        Inventories                                                152,270         169,981
        Prepaid expenses and other current assets                    7,522           6,672
                                                                 ----------      ----------
                                       Total current assets        239,565         202,491
                                                                 ----------      ----------
FIXED ASSETS, net of accumulated depreciation
    of $42,772 and $38,102                                         138,247         140,239
DEFERRED FINANCING EXPENSES, net of
   accumulated amortization of $12,767 and $10,958                   5,970           7,137
DEFFERRED INCOME TAXES                                              12,773          12,966
GOODWILL                                                            42,979          42,979
                                                                 ----------      ----------
                                                                 $ 439,534       $ 405,812
                                                                 ==========      ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
        Accounts payable                                         $  15,122       $  12,321
        Accrued liabilities                                         13,467          10,911
        Accrued payroll and benefits                                10,063           6,845
        Accrued interest                                             5,986           6,034
        Long-term debt, current portion                             19,088          17,585
        Borrowings on revolving credit facility                     65,000          72,750
        Deferred income taxes                                       77,436          63,994
                                                                 ----------      ----------

                                  Total current liabilities        206,162         190,440
                                                                 ----------      ----------

LONG-TERM DEBT                                                     163,663         164,829

INTEREST RATE SWAP AGREEMENT                                         7,623           8,741

OTHER LIABILITIES                                                      730              --
                                                                 ----------      ----------

                                          Total liabilities        378,178         364,010
                                                                 ----------      ----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
        Common Stock
           Authorized - 60,000,000 shares, $.01 par value;
           Issued and outstanding - 22,072,549 shares
           at June 30, 2003 and December 31, 2002                      221             221

        Additional paid-in capital                                 128,781         128,781
        Deficit                                                    (66,712)        (85,985)
        Accumulated other comprehensive loss                          (934)         (1,215)
                                                                 ----------      ----------

                                 Total shareholders' equity         61,356          41,802
                                                                 ----------      ----------

                                                                 $ 439,534       $ 405,812
                                                                 ==========      ==========

     The accompanying notes are an integral part of these consolidated financial statements.

                                                HINES HORTICULTURE, INC.
                                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                Three Months and Six Months Ended June 30, 2003 and 2002
                                        (Dollars in thousands, except share data)
                                                       (Unaudited)

                                                                    Three Months Ended June 30,        Six Months Ended June 30,

                                                                        2003             2002            2003            2002
                                                                   -------------    -------------   -------------    -------------
                                                                                     (Restated)                        (Restated)
Sales, net                                                         $    187,868     $    182,146         246,391          250,869
Cost of goods sold                                                       89,139           86,221         117,009          120,537
                                                                   -------------    -------------   -------------    -------------
    Gross profit                                                         98,729           95,925         129,382          130,332
                                                                   -------------    -------------   -------------    -------------

Selling and distribution expenses                                        50,109           46,765          69,156           67,501
General and administrative expenses                                       6,211            7,931          11,797           13,432
Other operating expenses (income)                                           190               --           1,432           (2,103)
                                                                   -------------    -------------   -------------    -------------
    Total operating expenses                                             56,510           54,696          82,385           78,830
                                                                   -------------    -------------   -------------    -------------

    Operating income                                                     42,219           41,229          46,997           51,502

Other expenses
   Interest                                                               6,445            6,751          12,736           13,462
   Loss on debt extinguishment                                               --               --              --            1,739
   Interest rate swap agreement (income) expense                           (320)           1,777            (644)             763
   Amortization of deferred financing expenses                            1,138            1,131           2,188            2,285
                                                                   -------------    -------------   -------------    -------------
                                                                          7,263            9,659          14,280           18,249
                                                                   -------------    -------------   -------------    -------------

Income before income taxes and
  discontinued operations                                                34,956           31,570          32,717           33,253

Income tax provision                                                     14,360           12,947          13,443           13,637
                                                                   -------------    -------------   -------------    -------------

Income from continuing operations                                        20,596           18,623          19,274           19,616

Loss from discontinued operations, net of tax
  expense of $13,081                                                         --               --              --           (6,978)

Cumulative effect of change in accounting principle, net of tax
  benefit of $23,609                                                         --               --              --          (55,148)
                                                                   -------------    -------------   -------------    -------------

Net income (loss)                                                  $     20,596     $     18,623    $     19,274          (42,510)
                                                                   =============    =============   =============    =============


Basic and diluted earnings per share:

Income per common share from
  continuing operations                                            $       0.93     $       0.84    $       0.87     $       0.88
Loss per common share from
  discontinued operations                                          $         --     $         --    $         --     $      (0.32)
Cumulative effect of change in accounting principle                $         --     $         --    $         --     $      (2.49)
                                                                   -------------    -------------   -------------    -------------

Net income (loss) per common share                                 $       0.93     $       0.84    $       0.87     $      (1.93)
                                                                   =============    =============   =============    =============

Weighted average shares outstanding--Basic                           22,072,549       22,072,549      22,072,549       22,072,549
                                                                   =============    =============   =============    =============
Weighted average shares outstanding--Diluted                         22,072,549       22,162,549      22,072,549       22,136,021
                                                                   =============    =============   =============    =============

                     The accompanying notes are an integral part of these consolidated financial statements.


                                           HINES HORTICULTURE, INC.
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    Six Months Ended June 30, 2003 and 2002
                                   (Dollars in thousands, except share data)
                                                  (Unaudited)

                                                                        2003            2002
                                                                     ----------      ----------
                                                                                     (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                                                $  19,274       $ (42,510)
    Loss from discontinued operations                                       --           6,978
    Adjustments to reconcile net income to
      net cash used in operating activities -
         Cumulative effect of change in accounting principle                --          55,148
         Depreciation                                                    4,670           4,305
         Amortization of deferred financing expenses                     2,188           2,285
         Interest rate swap agreement (income) expense                    (644)            763
         Loss (gain) on sale of assets                                      73          (2,103)
         Loss on early retirement of debt                                   --           1,739
         Deferred income taxes                                          13,443          13,637
                                                                     ----------      ----------
                                                                        39,004          40,242
Change in working capital accounts
    Accounts receivable                                                (53,796)        (44,008)
    Inventories                                                         18,391          22,677
    Prepaid expenses and other current assets                             (526)          1,019
    Accounts payable and accrued liabilities                             9,127          10,541
                                                                     ----------      ----------
      Change in working capital accounts                               (26,804)         (9,771)
                                                                     ----------      ----------

Net cash provided by operating activities                               12,200          30,471
                                                                     ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of fixed assets                                            (2,853)         (3,323)
    Net cash used by discontinued operations                                --          (4,320)
    (Payments to) proceeds from sale of discontinued operations           (500)        123,429
    Proceeds from sale of fixed asset                                       50           3,116
    Acquisitions, adjusted                                                  --          (1,426)
                                                                     ----------      ----------
        Net cash (used in) provided by investing activities             (3,303)        117,476
                                                                     ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net repayments on revolving line of credit                          (7,750)        (35,500)
    Repayments of long-term debt                                           (42)       (107,959)
    Deferred financing expenses incurred                                  (642)         (4,200)
                                                                     ----------      ----------
        Net cash used in financing activities                           (8,434)       (147,659)
                                                                     ----------      ----------


NET CHANGE IN CASH                                                         463             288

CASH, beginning of period                                                   --              --
                                                                     ----------      ----------

CASH, end of period                                                  $     463       $     288
                                                                     ==========      ==========


Supplemental disclosure of cash flow information:
    Cash paid for interest                                           $  12,021       $  11,674
    Cash paid for income taxes                                       $     277       $     477

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

                  On March 27, 2002, the Company sold the assets of Sun Gro-U.S. and the stock of Sun Gro-Canada, its growing media business, to the Sun Gro Horticulture Income Fund, a newly established Canadian income fund. The assets sold included 14 facilities located across Canada and the United States and control of approximately 50,000 acres of peat bogs in Canada. Hines no longer harvests, produces or sells peat moss or has the rights to the Sunshine, Parkland Fairway, Black Gold, Lakeland Grower, Alberta Rose, Nature's and Gardener's Gold trade names. Hines received net proceeds of approximately $119,000 from the sale, which were used to pay down outstanding bank debt. The Company recognized a $5,413 loss, net of tax, from its discontinued operations for the year ended December 31, 2002 (a loss of $6,978 in the first quarter of 2002 and a gain of $1,565 in the fourth quarter of 2002). The Company's current operations consist solely of its green goods business.

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

                  Accordingly, footnote and other disclosures, which would substantially duplicate the disclosures contained in the Company's Form 10-K for the year ended December 31, 2002, filed on April 11, 2003 by Hines Horticulture, Inc. under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), have been omitted. The financial information herein is not necessarily representative of a full year's operations.

3.       Earnings Per Share:
         -------------------

                  Earnings per share are calculated in accordance with Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings per Share," which requires the Company to report both basic earnings per share, based on the weighted-average number of common shares outstanding, and diluted earnings per share, based on the weighted-average number of common shares outstanding adjusted to include the potentially dilutive effect of outstanding stock options and warrants using the treasury method. For the six months ended June 30, 2003, the incremental shares related to 440,000 warrants outstanding were excluded from the computation of diluted earnings per share because they would have been anti-dilutive. Additionally, for the six months ended June 30, 2003, shares related to the underlying employee stock options in the amount of 1,042,221 were excluded from the computation of diluted earnings per share because they would have been anti-dilutive.

4.       Adoption Of Accounting Pronouncements:
         --------------------------------------

                  In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143 "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The adoption of SFAS No. 143 on January 1, 2003 did not have an impact on our financial position, results of operations or cash flows.

                  In April 2002, the FASB issued SFAS No. 145 "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections" ("SFAS No. 145"). SFAS No. 145 addresses financial accounting and reporting for the extinguishments of debt, leases and intangible assets of motor carriers. The Company adopted SFAS No. 145 on January 1, 2003 and reclassified the loss on debt extinguishment previously reported as an extraordinary item as of June 30, 2002 of $1,026, net of a $713 tax benefit, to continuing operations.

                  In June 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity, including Certain Costs Incurred in a Restructuring." The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 on January 1, 2003 did not have an impact on our financial position, results of operations or cash flows.

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


                                                  Six months ended June 30,
                                                     2003          2002
                                                  ------------ ------------
Net income (loss), as reported                    $    19,274  $   (42,510)
Stock option expense                                      (16)        (601)
                                                  ------------ ------------
Pro forma net income (loss)                       $    19,258  $   (43,111)
                                                  ============ ============

Net income (loss) per share:

Basic and diluted - as reported                   $      0.87  $     (1.93)
                                                  ============ ============
Basic and diluted - pro forma                     $      0.87  $     (1.95)
                                                  ============ ============

5.       Inventories:
         ------------

         Inventories consisted of the following:


                                         June 30,            December 31,
                                           2003                  2002
                                      ----------------     ----------------
Nursery Stock                         $       142,846      $       161,007
Material and supplies                           9,424                8,974
                                      ----------------     ----------------
                                      $       152,270      $       169,981
                                      ================     ================


6.       Interest Rate Swap Agreement:
         -----------------------------

                  In May 2000, the Company entered into an interest rate swap agreement to hedge $75,000 of our loan facility. The interest rate swap agreement effectively changes our exposure on our variable rate interest payments to fixed rate interest payments (7.13%) based on the 3-month LIBOR rate in effect at the beginning of each quarterly period. The interest rate swap agreement matures in February 2005. The estimated fair value of our obligation under the interest rate swap agreement was $7,623 at June 30, 2003.

                  Effective January 1, 2001, the Company adopted the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. Adopting the provisions of SFAS No. 133 on January 1, 2001 resulted in a cumulative after-tax charge to accumulated other comprehensive income as of January 1, 2001 of $2,334, representing the fair value of the interest rate agreement, net of tax. This amount is being amortized as interest rate agreement expense over the term of the debt. For the six months ended June 30, 2003, the Company recognized a pre-tax loss of $644 reported as interest rate swap agreement expense in the consolidated statements of operations related to the change in the fair value of the interest rate agreement.

7.       Comprehensive Income:
         ---------------------

                  Comprehensive income includes all changes in equity during a period except those resulting from investments by and distributions to the Company's shareholders. The Company's comprehensive income includes the amortization of the fair value of the interest rate agreement recognized upon adoption of SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." The components of comprehensive income during the six months ended June 30, 2003 and 2002, were as follows:

                                                          Six Months Ended
                                                              June 30,
                                                        2003             2002
                                                        ----             ----
                                                                      (Restated)

         Net income (loss)                            $ 19,274        $(42,510)
         Amortization of interest rate swap
              agreement                                    281             280
                                                      ---------       ---------
         Comprehensive income (loss)                  $ 19,555        $(42,230)
                                                      =========       =========


8.       Goodwill:
         ---------

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

                  As required, the Company also tested goodwill for impairment as of December 31, 2002. In conducting the first step of the impairment test, the Company determined that there was no potential impairment of goodwill as of December 31, 2002.

                  For the years ended December 31, 2002 and December 31, 2001, the Company reported net goodwill of $42,979 and $121,371, respectively. For the year ended December 31, 2001, the Company reported goodwill amortization of $3,686, excluding discontinued operations.

9.       Irvine Land Lease:
         ------------------

                  In May 2003, the Company amended the lease for our 479-acre Irvine, California nursery headquarters. Under the amendment, we agreed to vacate 254 acres covered by the lease in 2006 in exchange for an extension of the term of the lease on 170 acres that was set to expire in September 2003 to December 2010 and the lease of an additional 63 acres contiguous to our existing facility from July 2003 to December 2010. Our landlord also agreed to assist with the costs of developing the new acreage and transition costs of up to $4,000, which include payments of $2,000 and percentage rent credits of up to $2,000. The landlord also agreed to assist us with our objective of trying to secure beyond 2010 an acceptable nursery property relatively near our current location in Irvine, California.

10.      New Accounting Pronouncements:
         ------------------------------

                  In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149"). The statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. This statement amends Statement 133 for decisions made as part of the Derivatives Implementation Group process that effectively required amendments to Statement 133, in connection with other Board projects dealing with financial instruments and in connection with implementation issues raised in relation to the application of the definition of a derivative. Management does not expect the adoption of SFAS No. 149 to have a material impact on its financial condition, results of operations or cash flows.

                  In May 2003 the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS No. 150"). This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement applies specifically to a number of financial instruments that companies have historically presented within their financial statements either as equity or between the liabilities section and the equity section, rather than as liabilities. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Management does not expect the adoption of SFAS No. 150 to have a material impact on its financial condition, results of operations or cash flows.

11.      Segment Information and Guarantor/Non-guarantor Disclosures:
         ------------------------------------------------------------

                  The Senior Subordinated Notes issued by Hines Nurseries (the issuer) have been guaranteed by Hines Horticulture (the parent guarantor) and by Hines SGUS, Inc. ("Hines SGUS") (the subsidiary guarantor) (formerly known as "Sun Gro-U.S." or "Sun Gro Horticulture, Inc."). The issuer and the subsidiary guarantor are wholly owned subsidiaries of the parent guarantor and the parent and subsidiary guarantees are full, unconditional and joint and several. The Senior Subordinated Notes were not guaranteed by Sun Gro-Canada, which was sold in March 2002 and reflected as a discontinued operation in these financial statements.

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

                  Hines Horticulture, the parent guarantor, has no independent assets or operations. Although Hines SGUS is still in existence, all of its operating assets were sold in March 2002 as part of the Company's sale of its Sun Gro operations. As a result, Hines SGUS currently conducts no operations and has no material assets or liabilities. As previously indicated, the Company's consolidated financial statements have been restated to reflect the financial position, results of operations and cash flows of its Sun Gro business as "discontinued operations." As a result of the foregoing, condensed consolidating financial information regarding Hines Horticulture and Hines Nurseries is not presented. Separate financial statements of Hines Nurseries are not presented and Hines Nurseries is not filing separate reports under the Exchange Act because management believes that they would not be material to investors.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Unless the context otherwise requires, the term (1) "Hines Horticulture" means Hines Horticulture, Inc., a Delaware corporation, (2) the term "Hines Nurseries" means Hines Nurseries, Inc., a California corporation, and a wholly owned subsidiary of Hines Horticulture and (3) the terms "we," "us" and "our" mean, collectively, the combined entity of Hines Horticulture and its wholly owned subsidiaries.

         FORWARD LOOKING STATEMENTS AND RISK FACTORS

         Except for historical information contained herein, this quarterly report on Form 10-Q contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended, which involve certain risks and uncertainties. Forward-looking statements are included with respect to, among other things, the company's current business plan and strategy and strategic operating plan. These forward-looking statements are identified by their use of such terms and phrases as "intends," "intend," "intended," "goal," "estimate," "estimates," "expects," "expect," "expected," "project," "projected," "projections," "plans," "anticipates," "anticipated," "should," "designed to," "foreseeable future," "believe," "believes" and "scheduled" and similar expressions. Our actual results or outcomes may differ materially from those anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

         Important factors that we believe might cause actual results to differ from any results expressed or implied by these forward-looking statements are discussed in the cautionary statements contained in Exhibit 99.1 to this Form 10-Q, which are incorporated herein by reference. In assessing forward-looking statements contained herein, readers are urged to read carefully all cautionary statements contained in this Form 10-Q. For these forward-looking statements, we claim the protection of the safe harbor for forward-looking statements in
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.

         OVERVIEW

         We are a leading national supplier of ornamental shrubs, color plants and container-grown plants with 13 commercial nursery facilities located in Arizona, California, Florida, Georgia, New York, Oregon, Pennsylvania, South Carolina and Texas. We produce approximately 5,500 varieties of ornamental shrubs and color plants and we sell to more than 2,200 retail and commercial customers, representing more than 8,400 outlets throughout the United States. Hines Horticulture currently produces and distributes horticultural products through its wholly-owned subsidiaries, Hines Nurseries and Enviro-Safe Laboratories, Inc.

         DISCONTINUED OPERATIONS

         On March 27, 2002, we sold Sun Gro, to a newly established Canadian income fund. We received net proceeds of approximately $119.0 million from the sale, the majority of which were used to pay down outstanding bank debt. As a result of the sale of Sun Gro, we no longer harvest or produce peat moss or other growing soil mixes. Our consolidated financial statements included in this Form 10-Q for 2002 reflect the financial position, results of operations and cash flows of Sun Gro as "discontinued operations."

         UNITED STATES TAX MATTERS

         As a result of our business activities, we qualify for a special exception under the U.S. federal tax code that allows us to use the cash method of accounting for federal income tax purposes. Under the cash method, sales are included in taxable income when payments are received and expenses are deducted as they are paid. We derive significant tax benefits by being able to deduct the cost of inventory as the cost is incurred. As a result of our ability to utilize the cash method of accounting, we have historically generated net operating losses for federal income tax purposes and have not been required to pay cash income taxes. We estimate that at December 31, 2002, we had approximately $9.6 million in net operating loss carryforwards for federal income tax purposes, pending the completion and filing of our 2002 income tax returns.

         Based on our current projections, we anticipate that we will incur tax liability and begin paying cash income taxes for federal purposes in 2006. We are currently paying cash income taxes for state income tax purposes in certain states due to the differing rules regarding the utilization of net operating losses.

         Although the use of the cash method of accounting for federal income taxes defers the payment of federal income taxes, the deferral of such taxes produces a current liability for accounting purposes. At June 30, 2003, we had a current liability for deferred income taxes of $77.4 million. The liability is deemed current for accounting purposes because the majority of the items to which this liability relates are comprised of current assets and current liabilities in our balance sheet (such as inventory, accounts receivable and accounts payable). The classification of this liability as a current item, however, does not mean that it is required to be paid within the next twelve months.

         CANADIAN TAX MATTERS

         In connection with the sale of Sun Gro, the Canadian Customs & Revenue Authority required that approximately $13.1 million Canadian of the gross proceeds from the transaction be withheld in an escrow account pending the determination of whether certain aspects of the sale were taxable for Canadian purposes. The amount withheld was not included in the measurement of the gain on the sale of Sun Gro for financial statement purposes. We believe the transaction should be exempt from tax for Canadian purposes, but we were unable to satisfactorily resolve the issue through discussions with the Canadian Customs &

Revenue Authority within a reasonable time frame after the sale of Sun Gro. Accordingly, on November 7, 2002, we filed a tax return, submitted a tax payment of $8.2 million Canadian and submitted a claim for refund on the basis that the transaction is exempt from tax for Canadian purposes. The balance of the escrow funds of $4.9 million Canadian (US$3.1 million) was then remitted to us and was recorded in the fourth quarter of 2002 as an adjustment to the loss on the sale of Sun Gro. We are now waiting for the formal ruling from the Canadian Customs & Revenue Authority on our claim for refund of $8.2 million Canadian (US $5.8 million as of July 22, 2003). We will continue to actively pursue this refund through the appropriate administrative and/or judicial channels.

         SEASONALITY

         Our business is highly seasonal. The seasonal nature of our operations results in a significant increase in our working capital between the growing and selling cycles. As a result, operating activities in the first and fourth quarters use significant amounts of cash, and in contrast, operating activities in the second and third quarters generate substantial cash as we ship inventory and collect accounts receivable. We have experienced, and expect to continue to experience, significant variability in net sales, operating income and net income on a quarterly basis.

RESULTS OF OPERATIONS
---------------------

         THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THREE MONTHS ENDED JUNE 30, 2002

         NET SALES. Net sales of $187.9 million for the three months ended June 30, 2003 increased $5.8 million, or 3.2%, from net sales of $182.1 million for the comparable period in 2002. This increase was primarily due to two factors. First, color bedding plant sales in the Northeast were strong because Easter occurred in late April in 2003 versus late March last year, which resulted in some sales shifting from the first quarter to the second quarter of 2003 and because pent up consumer demand drove strong sales in June when the weather finally improved. Second, improved sales of our patio-ready type products were driven by increased market penetration in the Midwest and Northeast markets. This increase was somewhat offset by sluggish sales of perennials stemming from cold, wet weather that persisted late into spring in the Midwest and Northeast. Sales were also down for color bedding plants in Colorado and the Southwest and for shrubs in the Texas market, primarily due to overcapacity in the market. In addition, given Kmart's uncertain financial situation, we reduced our sales to the large retailer during the second quarter by approximately $1.0 million from the second quarter of 2002.

         GROSS PROFIT. Gross profit of $98.7 million for the three months ended June 30, 2003 increased $2.8 million, or 2.9%, from gross profit of $95.9 million for the comparable period in 2002 due to higher sales as discussed above. As a percentage of net sales, gross profit for the second quarter remained relatively flat at 52.6% compared to 52.7% in 2002.

         SELLING AND DISTRIBUTION EXPENSES. Selling and distribution expenses of $50.1 million for the three months ended June 30, 2003 increased $3.3 million, or 7.1%, from $46.8 million for the comparable period in 2002 mainly due to higher sales and increased distribution costs. As a percentage of net sales, selling and distribution expenses increased to 26.7% compared to 25.7% for the comparable period in 2002. This increase was driven primarily by higher fuel prices and escalating common carrier costs.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses of $6.2 million for the three months ended June 30, 2003 decreased $1.7 million, or 21.5%, from $7.9 million for the comparable period in 2002. This decrease was mainly attributable to our efforts to control costs, consolidate some of our operational activities and realign our fixed costs with anticipated slower top-line annual revenue growth.

         OTHER OPERATING LOSS (INCOME). Other operating loss of $0.2 million for the three months ended June 30, 2003 represents severance costs associated with the elimination of certain administrative positions and a loss on the write-off of fixed assets.

         OPERATING INCOME. Operating income of $42.2 million for the three months ended June 30, 2003 increased by $1.0 million, or 2.4%, from the $41.2 million for the comparable period in 2002. This increase was due primarily to the increase in net sales and the reduction in general and administrative expenses discussed above.

         OTHER EXPENSES. Other expenses of $7.3 million for the three months ended June 30, 2003 decreased $2.4 million, or 24.7%, from $9.7 million for the comparable period in 2002. The decrease was mainly attributable to the impact of the fair value adjustment on our interest rate swap and lower interest expenses. The financing costs for the second quarter included income of $0.3 million relating to the fair value adjustment compared with a charge of $1.8 million in 2002. Interest expense for the quarter was $0.3 million lower than in 2002.

         INCOME TAX PROVISION. Our effective income tax rate was 41% for each of the three months ended June 30, 2003 and 2002.

         INCOME FROM CONTINUING OPERATIONS. Income from continuing operations of $20.6 million for the three months ended June 30, 2003 increased by $2.0 million from income of $18.6 million for the comparable period in 2002 due primarily to the increase in operating income and the reduction in other expenses discussed above.

         SIX MONTH PERIOD ENDED JUNE 30, 2003 COMPARED TO SIX MONTH PERIOD ENDED JUNE 30, 2002

         NET SALES. Net sales of $246.4 million for the six months ended June 30, 2003 decreased by $4.5 million, or 1.8%, from net sales of $250.9 million for the comparable period in 2002. This decrease was primarily due to the soft retail environment and sluggish sales of shrubs, color bedding plants and perennials in the Midwest and Northeast because of cold, wet weather that persisted late into spring. Sales were also down for color bedding plants in Colorado and the Southwest and for shrubs in the Texas market, primarily due to overcapacity in the market. In addition, given Kmart's uncertain financial situation, we reduced our sales to the large retailer for the six-month period by approximately $1.9 million compared to the same period in 2002. This decrease was somewhat offset by improved sales of our patio-ready type products that were driven by increased market penetration in the Midwest, and Northeast markets during the second quarter of 2003 and by strong sales of color bedding plants in the South during the first quarter of 2003 resulting from favorable weather and newly established store service programs that generated increased volume in the Atlanta and Memphis markets.

         GROSS PROFIT. Gross profit of $129.4 million for the six months ended June 30, 2003 decreased by $0.9 million, or 0.7%, from gross profit of $130.3 million for the comparable period in 2002. This decrease was due mainly to lower sales but was somewhat offset by an improvement in the gross margin for the period. As a percentage of sales, gross profit for the period increased to 52.5% compared to 52.0% in 2002. This increase was primarily attributable to better inventory management through our store service programs and certain changes in product mix toward higher margin items.

         SELLING AND DISTRIBUTION EXPENSES. Selling and distribution expenses of $69.2 million for the six months ended June 30, 2003 increased by $1.7 million, or 2.5%, from $67.5 million for the comparable period in 2002 due to higher distribution costs. As a percentage of sales, selling and distribution expenses increased to 28.1% compared to 26.9% in 2002. This increase was driven primarily by higher fuel prices, escalating common carrier costs and the impact of lower sales on the ratio of fixed distribution costs to sales.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses of $11.8 million for the six months ended June 30, 2003 decreased by $1.6 million, or 11.9%, from $13.4 million for the comparable period in 2002. This decrease was mainly attributable to our efforts to control costs, consolidate many of our operational activities and realign our fixed costs with anticipated slower top-line annual revenue growth.

         OTHER OPERATING LOSS (INCOME). Other operating loss of $1.4 million for the six months ended June 30, 2003 primarily represents severance costs associated with both the resignation of our former Chief Executive Officer in February of 2003 ($1.2 million) and the elimination of certain administrative positions ($0.1 million). Other operating income of $2.1 million for the six months ended June 30, 2002 mainly represents the net gain from the sale of our property in Hillsboro, Oregon in the first quarter of 2002.

         OPERATING INCOME. Operating income of $47.0 million for the six months ended June 30, 2003 decreased by $4.5 million, or 8.7%, from $51.5 million for the comparable period in 2002 due mainly to the decline in net sales, increased selling and distribution expenses and the other operating loss discussed above.

         OTHER EXPENSES. Other expenses of $14.3 million for the six months ended June 30, 2003 decreased by $3.9 million, or 21.4%, from $18.2 million for the comparable period in 2002. This decrease was attributable to a $1.7 million loss on the extinguishment of debt that was included in other expenses for the six months ended June 30, 2002 and the impact of the fair value adjustment on our interest rate swap and lower interest expense during the six months ended June 30, 2003. The financing costs for the period included income of $0.6 million relating to the fair value adjustment compared with a charge of $0.8 million in 2002. Interest expense was $0.8 million lower in the six months ended June 30, 2003 compared to the comparable prior year period.

         INCOME TAX PROVISION. Our effective income tax rate was 41% for each of the six months ended June 30, 2003 and 2002.

         INCOME FROM CONTINUING OPERATIONS. Income from continuing operations of $19.3 million for the six months ended June 30, 2003 decreased by $0.3 million, or 1.5%, from income of $19.6 million for the comparable period in 2002. This modest decrease was due to the decrease in operating income and decrease in other expenses discussed above.

         LOSS FROM DISCONTINUED OPERATIONS. The loss from discontinued operations of $7.0 million for the six months ended June 30, 2002 included a loss of $7.1 million, net of tax, from the sale of the Sun Gro business and a gain of $0.1 million from the operations of Sun Gro through the date of sale. There was no comparable loss during the six months ended June 30, 2003.

         CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE. The cumulative effect of change in accounting principle of $55.1 million for the six months ended June 30, 2002 represents the goodwill impairment charge, net of tax, resulting from our adoption of SFAS No. 142. We valued both the tangible and intangible assets and liabilities as of January 1, 2002. The difference between the implied fair value of goodwill and the book value goodwill led to a pre-tax charge of $78.8 million. A $23.6 million tax benefit was recorded in connection with the loss. The measurement of the fair value of the goodwill was based on the market capitalization of our common stock over a reasonable period of time, including a control premium. Accordingly, the primary factor contributing to the impairment charge was the overall deterioration in our stock price and our substantial leverage. There was no comparable charge during the six months ended June 30, 2003.

         NET INCOME. Net income increased to $19.3 million for the six months ended June 30, 2003 compared to a net loss of $42.5 million for the comparable period in 2002. This increase was primarily due to the occurrence during the six months ended June 30, 2002 of the loss from discontinued operations and the cumulative effect of change in accounting principle discussed above. There were no comparable charges during the six months ended June 30, 2003 that impacted net income.

LIQUIDITY AND CAPITAL RESOURCES

         Our primary sources of liquidity are funds generated by operations and borrowings under our existing credit facility. The seasonal nature of our operations results in a significant fluctuation in certain components of working capital (primarily accounts receivable and inventory) during the growing and selling cycles. As a result, operating activities during the first and fourth quarters use significant amounts of cash, and in contrast, operating activities for the second and third quarters generate substantial cash as we ship inventory and collect accounts receivable.

         Net cash provided by operating activities was $12.2 million for the six months ended June 30, 2003 compared to $30.5 million for the comparable period in 2002 mainly due to larger increases in working capital during the six months ended June 30, 2003 compared to the prior year comparable period. The increase in working capital was primarily related to higher levels of accounts receivable and inventory during the six months ended June 30, 2003 compared to the prior year comparable period. The increase in accounts receivable during the six months ended June 30, 2003 stemmed primarily from increased sales during the second quarter of 2003, while the increase in inventory during the six months ended June 30, 2003 resulted from lower sales during the first six months of 2003. The increase in working capital was also affected by an increase in prepaid expenses and a decrease in accounts payable and accrued liabilities during the six months ended June 30, 2003 compared to the prior year comparable period.
         Net cash used in investing activities was $3.3 million for the six months ended June 30, 2003 compared to net cash provided by investing activities of $117.5 million for the comparable period in 2002. The decrease was due mainly to the impact of non-recurring events during the first quarter of 2002, which primarily included the proceeds received from the sale of Sun Gro and the sale of the property in Oregon.

         Our capital expenditures were $2.9 million for the six months ended June 30, 2003 compared to capital expenditures of $3.3 million for the six months ended June 30, 2002. The capital expenditures for the six months ended June 30, 2003 primarily included the purchase of nursery related machinery and equipment. We currently expect that our total capital expenditures for 2003 will be approximately $7.0 million.

         Net cash used in financing activities was $8.4 million for the six months ended June 30, 2003 compared to $147.7 million for the comparable period in 2002. The improvement was primarily related to the impact of certain events during the first quarter of 2002, including the use of the proceeds from the sale of Sun Gro and the sale of the Oregon property to pay down outstanding bank debt and to pay financing costs of $4.2 million.

         At June 30, 2003, our existing secured credit facility was comprised of a $115.0 million working capital revolver, a $30.0 million seasonal revolving loan commitment, which can only be utilized for the period between February 1 and June 15, a new term loan in the amount of $51.3 million and a tranche B term loan in the amount of $51.1 million. Madison Dearborn Capital Partners, our majority stockholder, has provided a guarantee for the $30.0 million seasonal revolving loan commitment.

         We typically draw down under our revolving credit facilities in the first and fourth quarters to fund our seasonal inventory buildup of products and seasonal operating expenses. Approximately 75% of our sales occur in the first half of the year, generally allowing us to reduce borrowings under our revolving credit facilities in the second and third quarters. On July 30, 2003, we had unused borrowing capacity of $60.1 million under our $115.0 million working capital revolver facility. In addition, we had fully repaid our $30.0 million seasonal revolving loan commitment.

         Borrowings under our existing credit facility are collateralized by substantially all our assets. The existing credit facility places various restrictions on us, including, but not limited to, limitations on our ability to incur additional debt, limitations on capital expenditures and limitations on dividends we can pay to shareholders. Our existing credit facility requires us to meet specific covenants and financial ratios.

         The interest rate on the loans under the existing credit facility may be, at our option, base rate loans, which is the higher of the prime rate or the rate which is 1/2 of 1.00% in excess of the federal funds effective rate, or Eurodollar rate loans. Base rate loans under the working capital revolving loan and the new term loan bear interest at the base rate plus an additional amount which ranges from 1.00% to 3.00%, depending on our consolidated leverage ratio. Base rate loans under the seasonal working capital revolver bear interest at the base rate plus 2.25% and under the tranche B term loan at the base rate plus an additional amount between 2.75% and 3.00%, depending on our consolidated leverage ratio. Currently, the applicable margin for base rate loans is (i) 3.00% for working capital revolving loans, (ii) 3.00% for the new term loan and
(iii) 3.00% for the tranche B term loan. Eurodollar rate loans under the working capital revolving loan and the new term loan bear interest at the Eurodollar rate plus an additional amount that ranges from 2.00% to 4.00%, depending on our consolidated leverage ratio. Eurodollar rate loans under the seasonal working capital revolver bear interest at the Eurodollar rate plus 3.25% and under the tranche B term loan at the Eurodollar rate plus an additional amount between 3.75% and 4.00%, depending on our consolidated leverage ratio. Currently, the applicable margin for Eurodollar rate loans is (i) 4.00% for working capital revolving loans, (ii) 4.00% for the new term loan and (iii) 4.00% for the tranche B term loan.

         Under the current terms of our existing credit facility, principal repayments due for the term loans total $17.5 million in 2003 and $84.9 million in 2004. The $30.0 million seasonal working capital facility expires on June 15, 2004 and the new term loan, the tranche B term loan and the $115.0 million working capital revolver mature on December 31, 2004.

         In addition, Hines Nurseries has outstanding $78.0 million of senior subordinated notes due October of 2005. Hines Horticulture has fully and unconditionally guaranteed the obligations of Hines Nurseries under the existing senior subordinated notes and the notes are redeemable, in whole or in part, at our option at a redemption price of 106.00% of the principal amount thereof plus accrued interest, if any, to the date of redemption. The senior subordinated notes contain an embedded derivative in the form of a put option whereby the holder has the right to put the instrument back to us at 105.00% if a change in control should occur. We do not anticipate that the derivative will have significant value because no change of control is currently contemplated.

         The senior subordinated notes currently bear interest at 12.75% per annum, and the indenture pursuant to which the notes were issued imposes a number of restrictions on Hines Nurseries and our other subsidiaries, including their ability to incur additional indebtedness, to make certain restricted payments (including dividends to Hines Horticulture), to make certain asset dispositions, to incur additional liens and to enter into significant transactions. A breach of a material term of the indenture for the senior subordinated notes or other material indebtedness that results in the acceleration of the indebtedness under the senior subordinated notes also constitutes an event of default under our existing credit facility. In addition, we are obligated to pay a premium at maturity equal to 5.00% of the principal amount of the senior subordinated notes to be repaid. We are accreting this premium over the term of the maturity of the senior subordinated notes as additional interest expense. At June 30, 2003, the amount of the premium was $2.2 million and, based on the $78.0 million of senior subordinated notes outstanding, is expected to be $3.9 million upon maturity.

         At June 30, 2003, we had total indebtedness outstanding of $247.8 million. Our net debt position (short-term and long-term debt less cash and cash equivalents on hand) at June 30, 2003 was $247.3 million. A total of $17.5 million will become due under the existing credit facility during 2003.

         We do not have any off balance sheet financing or any financial arrangements with related parties, other than operating leases. The following table discloses aggregate information about our contractual obligations and commercial commitments as of June 30, 2003.

                                                                    PAYMENTS DUE BY PERIOD
                                                       ----------------------------------------------------
                                                       LESS THAN 1     (DOLLARS IN MILLIONS)       AFTER
CONTRACTUAL CASH OBLIGATIONS              TOTAL           YEAR         1-3 YEARS   4-5 YEARS      5 YEARS
                                       ----------      ----------     ----------   ----------    ----------
Tranche B term loan.................   $    51.1       $       -      $    51.1    $       -     $       -
New term loan.......................        51.3            19.0           32.3            -             -
Senior subordinated notes...........        81.9               -           81.9            -             -
Other obligations...................         0.1             0.1              -            -             -
Operating leases....................        19.3             4.3            8.1          0.6           6.3
                                       ----------      ----------     ----------   ----------    ----------
Total...............................   $   203.7       $    23.4      $   173.4    $     0.6     $     6.3
                                       ==========      ==========     ==========   ==========    ==========

         In our opinion, cash generated by operations and from borrowings available under the existing credit facility will be sufficient to meet our anticipated working capital, capital expenditures and debt service requirements through 2003.

         Our existing credit facility requires us to maintain compliance with various financial covenants. Failure to comply with any of these covenants during the remainder of 2003 would require us to seek waivers or an amendment to the existing credit facility. In the past, we have been successful in obtaining waivers and in negotiating amendments to our bank agreements, including an amendment, effective March 2003. We were in compliance with these amended financial covenants during the first two quarters of 2003 and, based on our 2003 operating plan, expect to remain in compliance with these amended financial covenants as of the end of the third and fourth quarters of 2003. Our actual results of operations will depend on numerous factors, many of which are beyond our control, and as a result, we cannot ensure that the we will comply with the financial covenants during the remainder of 2003. If we fail to comply in the future with the financial covenants in our existing credit facility, we believe that, based on our prior experience with lenders, we may be able to obtain a waiver of such non-compliance. In the event we should fail to comply with one of the covenants and are unable to either obtain a waiver or successfully negotiate an amendment to the existing credit facility, then we would be in default under the existing credit facility.

         A total of $84.9 million will become due under the existing credit facility during 2004. At this time, we are in the process of exploring a variety of alternatives for refinancing our indebtedness, including, but not limited to, seeking to refinance our indebtedness, extending the maturity dates of our existing credit facility, attempting to obtain additional capital and other actions. As of the date of this filing, we have not entered into any agreements regarding any of the foregoing and there can be no assurance that we will be successful in refinancing our indebtedness or extending its maturity on reasonable terms or otherwise.

CRITICAL ACCOUNTING POLICIES

         The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. We believe that the following areas represent our most critical accounting policies related to actual results that may vary from those estimates.

         REVENUE RECOGNITION.

         We record revenue, net of sales discounts and allowances, when all of the following have occurred: an agreement of sale exists, product delivery and acceptance has occurred and collection is reasonably assured.

         SALES RETURNS AND ALLOWANCES.

         Amounts accrued for sales returns and allowance are maintained at a level believed adequate by management to absorb probable losses in the trade receivable due to sales discounts and allowances. The provision rate is established by management using the following criteria: past sales returns experience, current economic conditions and other relevant factors. The rate is re-evaluated on a quarterly basis. Provisions for sales discounts and allowances charged against income increase the allowance. We record revenue, net of sales discounts and allowances, when the risk of ownership is transferred to the customer. Allowances are provided at the time revenue is recognized in accordance with SFAS No. 48, "Revenue Recognition When Right of Return Exists."

         ALLOWANCE FOR DOUBTFUL ACCOUNTS.

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

         ACCOUNTING FOR GOODWILL IMPAIRMENT.

         On January 1, 2002, we adopted SFAS No. 142, "Goodwill and Other Intangible Assets." In accordance with this standard, goodwill has been classified as indefinite-lived assets no longer subject to amortization. Indefinite-lived assets are subject to impairment testing upon adoption of SFAS No. 142 and at least annually thereafter. In accordance with SFAS No. 142, this involves a two step process. First, we must determine if the carrying amount of equity exceeds the fair value based upon the quoted market price of our common stock. If we determine that goodwill may be impaired, we compare the "implied fair value" of the goodwill, as defined by SFAS No. 142, to its carrying amount to determine the impairment loss, if any. The initial impairment analysis was completed in the fourth quarter of 2002. We recorded a non-cash charge of $55.1 million, net of tax, to reduce the carrying value of our goodwill. We have recognized this impairment charge as a cumulative effect of change in accounting principle.

         ACCRUED LIABILITIES.

         The accrued liabilities include amounts accrued for expected claims costs relating to our insurance programs for workers compensation and auto liability. We have large deductibles for these lines of insurance, which means we must pay the portion of each claim that falls below the deductible amount. Our expected claims costs are based on an actuarial analysis that considers our current payroll and automobile profile, recent claims history, insurance industry loss development factors and the deductible amounts. We accrue our expected claims costs for each year on a ratable monthly basis with a corresponding charge against income. Management reviews the adequacy of the accruals at the end of each quarter. The accruals for the expected costs relating to our insurance programs for workers compensation and auto liability are maintained at levels believed by our management to adequately reflect our probable claims obligations.

ACCOUNTING PRONOUNCEMENTS ADOPTED

         In August 2001, FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It would be effective for us beginning with its 2003 financial statements. The adoption of SFAS No. 143 on January 1, 2003 did not have an impact on our financial position, results of operations or cash flows.

         In April 2002, the FASB issued SFAS No. 145 "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections" ("SFAS No. 145"). SFAS No. 145 addresses financial accounting and reporting for the extinguishments of debt, leases and intangible assets of motor carriers. We adopted SFAS No. 145 on January 1, 2003 and reclassified the loss on debt extinguishment previously reported as an extraordinary item as of March 31, 2002 of $1,026, net of a $713 tax benefit, to continuing operations.

         In June 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity, including Certain Costs Incurred in a Restructuring." The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of FAS 146 on January 1, 2003 did not have an impact on our financial position, results of operations or cash flows.

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based-Compensation-Transition and Disclosure-an Amendment of FASB Statement No. 123." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The annual disclosure requirements of SFAS No. 123 are effective for us as of December 31, 2002 and the interim disclosure requirements will be effective during the first quarter of fiscal year 2003. As permitted under both SFAS No. 123 and SFAS No. 148, we continue to follow the intrinsic value method of accounting under Accounting Principles Board No. 25 "Accounting for Stock Issued to Employees." We have included the disclosure requirements of SFAS No. 148 in the notes to the consolidated financial statements.

NEW ACCOUNTING PRONOUNCEMENTS

         In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149"). The statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. This statement amends Statement 133 for decisions made as part of the Derivatives Implementation Group process that effectively required amendments to Statement 133, in connection with other Board projects dealing with financial instruments and in connection with implementation issues raised in relation to the application of the definition of a derivative. Management does not expect the adoption of SFAS No. 149 to have a material impact on its financial condition, results of operations or cash flows.

         In May 2003 the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS No. 150"). This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement applies specifically to a number of financial instruments that companies have historically presented within their financial statements either as equity or between the liabilities section and the equity section, rather than as liabilities. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Management does not expect the adoption of SFAS No. 150 to have a material impact on its financial condition, results of operations or cash flows.

EFFECTS OF INFLATION

         Management believes our results of operations have not been materially impacted by inflation over the past three years.

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         As part of our ongoing business, we are exposed to certain market risks, including fluctuations in interest rates, foreign exchange rates, commodity prices and Hines Horticulture's common stock price. We do not enter into transactions designed to mitigate its market risks for trading or speculative purposes.

         We have various debt instruments outstanding at June 30, 2003 that are impacted by changes in interest rates. As a means of managing our interest rate risk on these debt instruments, we entered into the interest rate swap agreement described below to effectively convert certain variable rate debt obligations to fixed rate obligations.

         In May 2000, we entered into an interest rate swap agreement to hedge $75.0 million of our loan facility. The interest rate swap agreement effectively changes our exposure on our variable rate interest payments to fixed rate interest payments (7.13%) based on the 3-month LIBOR rate in effect at the beginning of each quarterly period. The interest rate swap agreement matures in February 2005. The estimated fair value of our obligation under the interest rate swap agreement was $7.6 million at June 30, 2003.

         We also manage our interest rate risk by balancing the amount of our fixed and variable long-term debt. For fixed-rate debt, interest rate changes affect the fair market value of such debt but do not impact earnings or cash flows. Conversely, for variable rate debt, interest rate changes generally do not affect the fair market value of such debt but do impact future earnings and cash flows, assuming other factors are held constant. At June 30, 2003 the carrying amount and estimated fair value of our long-term debt was $182.8 million and $186.7 million, respectively. Given our balance of fixed rate and variable rate debt, we estimate a change in interest costs of approximately $1.0 million for every one-percentage point change in applicable interest rates.

ITEM 4.           CONTROLS AND PROCEDURES

         Based on the evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), our principal executive officer and our principal financial officer have concluded that such controls and procedures were effective as of the end of the period covered by this report. In connection with such evaluation, no change in our internal control over financial reporting occurred during the last fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         We held our Annual Meeting of Stockholders on May 29, 2003 at which meeting our stockholders elected six directors and ratified the appointment of PricewaterhouseCoopers LLP as our independent public accountants for the 2003 fiscal year.

         The following individuals were elected as directors and received the number of votes indicated below:

Name of Nominee                Votes For             Against        Abstentions
---------------                ----------            -------        -----------
Douglas D. Allen               18,084,959            423,019        0
Stan R. Fallis                 18,502,277              5,701        0
G. Ronald Morris               18,084,959            423,019        0
Thomas R. Reusche              18,084,959            423,019        0
James R. Tennant               18,084,959            423,019        0
Paul R. Wood                   18,084,959            423,019        0

         For the ratification of PricewaterhouseCoopers LLP as our independent public accountants, 17,887,131 votes were cast in favor, 619,222 votes were cast against and there were 1,625 abstentions.

ITEM 5.           OTHER INFORMATION

         In May 2003, we amended the lease for our 479-acre Irvine, California nursery headquarters. Under the amendment, we agreed to vacate 254 acres covered by the lease in 2006 in exchange for an extension of the term of the lease on 170 acres that was set to expire in September 2003 to December 2010 and the lease of an additional 63 acres contiguous to our existing facility from July 2003 to December 2010. Our landlord also agreed to assist with the costs of developing the new acreage and transition costs of up to $4.0 million, which include payments of $2.0 million and percentage rent credits of up to $2.0 million. The landlord also agreed to assist us with our objective of trying to secure beyond 2010 an acceptable nursery property relatively near our current location in Irvine, California.

         In April 2003, we entered into an option agreement to sell our 168-acre nursery property in Vacaville, California. We entered into the option agreement because the nursery property is located in an area which the city of Vacaville is planning to develop as a residential project. Under the agreement, we granted the buyer an option to purchase the nursery property in April 2005. The buyer can maintain the option by making payments totaling $751,000 during the option term. The option exercise price is $15.1 million. If the buyer exercises the option, we will be allowed to transition off of the property in three phases from 2005 to 2007. We plan on developing replacement acreage and infrastructure at our 842-acre Winters South facility in Northern California.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

               (a) Exhibits

               Exhibit 31.1 Certification of Chief Operating Officer Pursuant
                      To Section 302 Of The Sarbanes-Oxley Act Of 2002.

               Exhibit 31.2 Certification of Chief Financial Officer Pursuant
                      To Section 302 Of The Sarbanes-Oxley Act Of 2002.

               Exhibit32.1 Certification of Chief Operating Officer Pursuant To
                      18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002.*

               Exhibit 32.2 Certification of Chief Financial Officer Pursuant To
                      18 U.S.C. Section 1350, As Adopted Pursuant To Section
                      906 Of The Sarbanes-Oxley Act of 2002.*

               Exhibit 99.1 Cautionary Statements

* Pursuant to Commission Release No. 33-8238, this certification will be treated as "accompanying" this Quarterly Report on Form 10-Q/A and not "filed" as part of such report for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of Section 18 of the Securities Exchange Act of 1934, as amended, and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

               (b) Reports on Form 8-K

               We filed the following reports on Form 8-K during the quarter ended June 30, 2003.

                1. Current report on Form 8-K dated April 1, 2003 (the date of the earliest event reported), filed on April 3, 2003, for the purpose of reporting operating results from continuing operations for the fourth quarter and fiscal year ended December 31, 2002 and other information.

                2. Current report on Form 8-K dated May 5, 2003 (the date of the earliest event reported), filed on May 8, 2003, for the purpose of reporting results of operations and financial condition for the fiscal quarter ended March 31, 2003.

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

Date:  August 6, 2003