Form 10-K/A
period 2002-12-31
HINES HORTICULTURE INC
filed 2003-08-29
CIK 1003515

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ________________

                                   FORM 10-K/A
                                (AMENDMENT NO. 1)



(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

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

                               12621 JEFFREY ROAD
                            IRVINE, CALIFORNIA 92620
               (Address of Principal Executive Offices) (Zip Code)
                            TELEPHONE: (949) 559-4444
                        http://www.hineshorticulture.com

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

    As of August 28, 2003, there were 22,072,549 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

    Certain portions of the registrant's Proxy Statement prepared in connection with the Annual Meeting of Stockholders held on May 29, 2003 are incorporated in
Part III hereof by reference.

================================================================================

                                EXPLANATORY NOTE

         Hines Horticulture, Inc. is filing this Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended December 31, 2002, which was originally filed with the Securities and Exchange Commission on April 11, 2003 (the "Annual Report"), to amend and restate in its entirety Item 13 of Part III of the Annual Report. This Amendment No. 1 continues to speak as of the date of the original filing of the Annual Report, and the Company has not updated the disclosures contained therein to reflect any events that occurred at a later date.

                                    PART III

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Madison Dearborn Capital Partners, L.P., the Company's principal shareholder ("Madison Dearborn Capital Partners"), provided a guarantee for the extension of the Company's $30.0 million seasonal revolving loan commitment effective February 1, 2002 under the Company's existing senior credit facility with a third party lender. On November 28, 2000, in exchange for Madison Dearborn Capital Partners' original guaranty of the Company's seasonal revolver, the Company issued a warrant to Madison Dearborn Capital Partners to purchase 440,000 shares of the Company's common stock at an exercise price of $3.50 per share. The warrant is exercisable at any time prior to December 31, 2005. If Madison Dearborn Capital Partners is required to make any payment with respect to its guarantee on the seasonal revolving loan commitment, the Company would be required to issue to Madison Dearborn Capital Partners an additional warrant to purchase a number of shares of the Company's common stock equal to the amount of such payment divided by the then-current market price of the Company's common stock.

         In 1995 the Company sold 290 acres of its Forest Grove, Oregon nursery facility property to Blooming Farm, Inc., a corporation owned by Madison Dearborn Capital Partners and by Mr. Ferguson, the Company's Acting Chief Executive Officer, Chief Operating Officer and President, Ms. Pieropan, the Company's Chief Financial Officer, Secretary and Treasurer, Stephen Thigpen, the Company's former Chief Executive Officer, and other members of the Company's current and former management. As payment in full for the 290 acres, Blooming Farm issued a five-year interest-only promissory note to the Company in the amount of $826,865 secured by a deed of trust on the land. In 1996 the Company sold an additional 53 acres to Blooming Farm. As payment in full for the 53 acres, Blooming Farm issued a five-year interest-only promissory note to the Company in the amount of $151,050 secured by a deed of trust on the 53 acres. The land was sold to Blooming Farm to avoid exceeding a limit on the amount of land the Company is able to receive federal reclamation water for under applicable federal reclamation water law. Blooming Farm is obligated to make interest payments of $67,476 per year on the principal balances of the notes. Although the principal balances of the notes were due, respectively on August 4, 2000 and June 21, 2001, such amounts remain outstanding. The Company leases all such 343 acres from Blooming Farm pursuant to a lease which expires on May 31, 2008 and under which the Company is obligated to make annual lease payments of $68,600. Pursuant to such lease, the Company has an option to purchase the land and rights of first refusal.

         The Company is a party to a registration rights agreement whereby Madison Dearborn Capital Partners has the right, subject to certain restrictions, to cause the Company to register shares of the Company's common stock for sale under the Securities Act. Pursuant to the agreement, the Company is required to pay the registration expenses associated with such registrations.

         Pursuant to a stockholders agreement, the Company has the option to repurchase shares of its common stock owned by Mr. Ferguson and Ms. Pieropan in the event of termination for fraud and Madison Dearborn Capital Partners, Mr. Ferguson, Ms. Pieropan and certain of the Company's former executives have the right to participate in certain registrations of securities by the Company.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a) The following documents are filed as part of this report:

                  1. The financial statements listed in "Index to Financial
                     Statements."

                  2. The exhibits listed in "Index to Exhibits."

INDEX TO EXHIBITS

EXHIBIT NUMBER             DESCRIPTION
--------------             -----------

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

10.1 Employment Agreement dated as of August 3, 1995 between Hines Horticulture and Stephen P. Thigpen. (1)*

10.2 Employment Agreement dated as of August 4, 1995 between Hines Horticulture and Claudia M. Pieropan. (1)*

10.3                 1998 Long-Term Equity Incentive Plan. (4)*

10.4                 Form of Incentive Stock Option Agreement. (2)*

10.5 Stock Purchase Agreement dated September 9, 1999 between Hines Nurseries, Inc. and those individuals whose names are set forth on the Signature Page to Stock Purchase Agreement. (6)

10.6 Purchase Agreement by and among Hines Nurseries, Inc., Lovell Farms, Inc., Botanical Farms, Inc., Warren W. Lovell III, Jeffrey S. Lovell, Jennifer E. Moreno, as Trustee of the Trace Lovell Family Investment Trust and Enrique A. Yanes, Dated as of March 3, 2000. (8)

10.7 Warrant and Guarantee Agreement, dated November 28, 2000 by and between Hines Horticulture, Inc., Hines Nurseries, Inc. and Madison Dearborn Capital Partners, L.P. (9)

10.8 Warrant, dated November 28, 2000, issued by Hines Horticulture, Inc. to Madison Dearborn Capital Partners, L.P. (9)

10.9                 Third Amendment to Credit Agreement and Consent dated
                     February 1, 2002. (10)

10.10                Limited Waiver Regarding Financial Covenants dated March
                     22, 2002. (10)

10.11                Fourth Amendment to Credit Agreement and Consent dated
                     March 18, 2003. (12)

21.1                 Subsidiaries of the Company. (12)

23.1                 Consent of Independent Accountants (12)

31.1                 Certification of Chief Operating Officer Pursuant To
                     Section 302 Of The Sarbanes-Oxley Act Of 2002. (+)

31.2                 Certification of Chief Financial Officer Pursuant To
                     Section 302 Of The Sarbanes-Oxley Act Of 2002. (+)

32.1 Certification of Chief Operating Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002. (+)(++)

32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002. (+)(++)

________________
+        Filed herewith.

*        Management contract or compensatory arrangement.

++ Pursuant to Commission Release No. 33-8238, this certification will be treated as "accompanying" this Amendment No. 1 to Annual Report on Form 10-K and not "filed" as part of such report for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of Section 18 of the Securities Exchange Act of 1934, as amended, and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

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

(8) Incorporated by reference to Hines Horticulture, Inc.'s Form 8-K filed on March 17, 2000.

(9) Incorporated by reference to Hines Horticulture, Inc.'s Form 8-K filed on November 29, 2000.

(10) Incorporated by reference to Hines Horticulture, Inc.'s Annual Report Form 10-K for the year ended December 31, 2001.

(11) Incorporated by reference to Hines Horticulture, Inc.'s Form 8-K filed on April 10, 2002.

(12) Incorporated by reference to Hines Horticulture, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2002.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 29, 2003.

                                      HINES HORTICULTURE, INC.


                                      By: /s/ Claudia M. Pieropan
                                          --------------------------------------
                                          Claudia M. Pieropan
                                          Chief Financial Officer, Secretary and
                                          Treasurer