Form 10-Q
period 2003-09-30
HINES HORTICULTURE INC
filed 2003-11-13
CIK 1003515

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

                                   (Mark One)
           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                    For the quarter ended September 30, 2003

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

         As of October 29, 2003 there were 22,072,549 shares of Common Stock, par value $0.01 per share, outstanding.

================================================================================

                            HINES HORTICULTURE, INC.
                                      INDEX

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements                                           Page No.
                                                                        --------

         Condensed Consolidated Balance Sheets as of
         September 30, 2003 (unaudited) and December 31, 2002              3

         Condensed Consolidated Statements of Operations for the
         Three Months And Nine Months Ended September 30, 2003 and
         2002 (unaudited)                                                  4

         Condensed Consolidated Statements of Cash Flows for the
         Nine Months Ended September 30, 2003 and 2002 (unaudited)         5

         Notes to the Condensed Consolidated Financial Statements          6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                         21

Item 3.  Quantitative and Qualitative Disclosures About Market Risk        35

Item 4.  Controls and Procedures                                           35

                           PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K                                  36

         Signature                                                         39

Note: Items 1, 2, 3, 4 and 5 of Part II are omitted because they are not applicable.

                            HINES HORTICULTURE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    September 30, 2003 and December 31, 2002
                    (Dollars in thousands, except share data)
                                   (Unaudited)

ASSETS                                                   September     December
------                                                    30, 2003     31, 2002
                                                         ----------   ----------
CURRENT ASSETS:
        Cash                                             $      --    $      --
        Accounts receivable, net of allowance for
           doubtful accounts of $443 and $1,997             34,784       25,838
        Inventories                                        162,580      169,981
        Prepaid expenses and other current assets            8,969        6,672
                                                         ----------   ----------
                               Total current assets        206,333      202,491
                                                         ----------   ----------
FIXED ASSETS, net of accumulated depreciation
    of $45,107 and $38,102                                 137,236      140,239
DEFERRED FINANCING EXPENSES, net of
   accumulated amortization of $0 and $10,958               11,032        7,137
DEFFERRED INCOME TAXES                                      16,020       12,966
GOODWILL                                                    42,979       42,979
                                                         ----------   ----------
                                                         $ 413,600    $ 405,812
                                                         ==========   ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
        Accounts payable                                 $  13,432    $  12,321
        Accrued liabilities                                 11,629       10,911
        Accrued payroll and benefits                         9,366        6,845
        Accrued interest                                       395        6,034
        Long-term debt, current portion                      3,900       17,585
        Borrowings on revolving credit facility             27,398       72,750
        Deferred income taxes                               71,808       63,994
                                                         ----------   ----------
                          Total current liabilities        137,928      190,440
                                                         ----------   ----------

LONG-TERM DEBT                                             211,198      164,829

INTEREST RATE SWAP AGREEMENT                                 6,534        8,741

OTHER LIABILITIES                                            1,128           --
                                                         ----------   ----------
                                  Total liabilities        356,788      364,010
                                                         ----------   ----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
        Common stock
           Authorized - 60,000,000 shares, $.01 par
           value; issued and outstanding - 22,072,549
           shares at September 30, 2003 and December
           31, 2002                                            221          221

        Additional paid-in capital                         128,782      128,781
        Deficit                                            (72,191)     (85,985)
        Accumulated other comprehensive loss                    --       (1,215)
                                                         ----------   ----------
                         Total shareholders' equity         56,812       41,802
                                                         ----------   ----------
                                                         $ 413,600    $ 405,812
                                                         ==========   ==========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                      HINES HORTICULTURE, INC.
                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   Three Months and Nine Months Ended September 30, 2003 and 2002
                              (Dollars in thousands, except share data)
                                             (Unaudited)

                                                 Three Months Ended September 30,  Nine Months Ended September 30,
                                                       2003             2002            2003            2002
                                                   -------------   -------------   -------------   -------------
                                                                                                     (Restated)
Sales, net                                         $     51,302    $     45,049    $    297,693    $    295,918
Cost of goods sold                                       27,449          23,700         144,458         144,237
                                                   -------------   -------------   -------------   -------------
    Gross profit                                         23,853          21,349         153,235         151,681
                                                   -------------   -------------   -------------   -------------

Selling and distribution expenses                        18,782          18,492          87,938          85,993
General and administrative expenses                       5,753           5,992          17,550          19,424
Other operating expenses (income)                           203             (18)          1,635          (2,121)
                                                   -------------   -------------   -------------   -------------
    Total operating expenses                             24,738          24,466         107,123         103,296
                                                   -------------   -------------   -------------   -------------

    Operating (loss) income                                (885)         (3,117)         46,112          48,385

Other expenses
   Interest                                               5,730           5,770          18,466          19,232
   Loss on debt extinguishment                            9,235              --           9,235           1,739
   Interest rate swap agreement (income) expense           (852)          2,043          (1,496)          2,806
   Amortization of deferred financing expenses            1,140           1,047           3,328           3,332
                                                   -------------   -------------   -------------   -------------
                                                         15,253           8,860          29,533          27,109
                                                   -------------   -------------   -------------   -------------

(Loss) income before income taxes and
  discontinued operations                               (16,138)        (11,977)         16,579          21,276

Income tax (benefit) expense                             (6,645)         (4,910)          6,798           8,727
                                                   -------------   -------------   -------------   -------------

(Loss) income from continuing operations                 (9,493)         (7,067)          9,781          12,549

Income (loss) from discontinued operations, net
  of tax (benefit) expense of $(2,879) and $13,081        4,013              --           4,013          (6,978)

Cumulative effect of change in accounting
  principle, net of tax benefit of $23,609                   --              --              --         (55,148)
                                                   -------------   -------------   -------------   -------------

Net (loss) income                                  $     (5,480)   $     (7,067)   $     13,794    $    (49,577)
                                                   =============   =============   =============   =============


Basic and diluted earnings per share:

(Loss) income per common share from
  continuing operations                            $      (0.43)   $      (0.32)   $       0.44    $       0.56
Income (loss) per common share from
  discontinued operations                          $       0.18    $         --    $       0.18    $      (0.32)
Cumulative effect of change in accounting
 principle                                         $         --    $         --    $         --    $      (2.49)
                                                   -------------   -------------   -------------   -------------

Net (loss) income per common share                 $      (0.25)   $      (0.32)   $       0.62    $      (2.25)
                                                   =============   =============   =============   =============

Weighted average shares outstanding--Basic           22,072,549      22,072,549      22,072,549      22,072,549
                                                   =============   =============   =============   =============
Weighted average shares outstanding--Diluted         22,072,549      22,072,549      22,072,549      22,108,668
                                                   =============   =============   =============   =============

      The accompanying notes are an integral part of these condensed consolidated financial statements.

                                               Page 4

                                 HINES HORTICULTURE, INC.
                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      Nine Months Ended September 30, 2003 and 2002
                         (Dollars in thousands, except share data)
                                        (Unaudited)

                                                                      2003         2002
                                                                   ----------   ----------
                                                                                (Restated)

CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                                              $  13,794    $ (49,577)
    (Income) loss from discontinued operations                        (4,013)       6,978
    Adjustments to reconcile net income (loss) to
      net cash provided by operating activities:
         Cumulative effect of change in accounting principle              --       55,148
         Depreciation                                                  7,005        6,515
         Amortization of deferred financing expenses                   3,328        3,332
         Interest rate swap agreement (income) expense                (1,496)       2,806
         Loss (gain) on sale of assets                                    73       (2,121)
         Loss on debt extinguishment                                   9,235        1,739
         Deferred income taxes                                         6,798        8,329
                                                                   ----------   ----------
                                                                      34,724       33,149
Change in working capital accounts:
    Accounts receivable                                               (9,270)      (5,651)
    Inventories                                                        7,379        6,886
    Prepaid expenses and other current assets                           (839)       1,029
    Accounts payable and accrued liabilities                          (1,952)       5,393
                                                                   ----------   ----------
      Change in working capital accounts                              (4,682)       7,657
                                                                   ----------   ----------

Net cash provided by operating activities                             30,042       40,806
                                                                   ----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of fixed assets                                          (4,173)      (4,533)
    Net cash used by discontinued operations                              --       (4,320)
    (Payments for) proceeds from sale of discontinued operations        (500)     119,262
    Proceeds from sale of fixed asset                                     --        3,143
    Leasehold incentive proceeds                                       1,150           --
    Acquisitions, adjusted                                                --       (1,426)
                                                                   ----------   ----------
        Net cash (used in) provided by investing activities           (3,523)     112,126
                                                                   ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net repayments on revolving line of credit                       (45,352)     (40,750)
    Proceeds from the issuance of long-term debt                     215,000           --
    Repayments of long-term debt                                    (180,533)    (107,982)
    Deferred financing expenses incurred                             (10,101)      (4,200)
    Penalty on early payment of Senior Subordinated Notes             (5,533)          --
                                                                   ----------   ----------
        Net cash used in financing activities                        (26,519)    (152,932)
                                                                   ----------   ----------


NET CHANGE IN CASH                                                        --           --

CASH, beginning of period                                                 --           --
                                                                   ----------   ----------

CASH, end of period                                                $      --    $      --
                                                                   ==========   ==========


Supplemental disclosure of cash flow information:
    Cash paid for interest                                         $  24,073    $  19,819
    Cash paid for income taxes                                     $     380    $     857

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                          Page 5

                            HINES HORTICULTURE, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


1.       Description of Business:
         ------------------------

                  Hines Horticulture, Inc. ("Hines" or the "Company"), a Delaware corporation, produces and distributes horticultural products through its wholly owned subsidiaries, Hines Nurseries, Inc. ("Hines Nurseries") and Enviro-Safe Laboratories, Inc. Unless otherwise specified, references to "Hines" or the "Company" refer to Hines Horticulture, Inc. and its subsidiaries.

                  Hines is a leading national supplier of ornamental shrubs, color plants and container-grown plants with commercial nursery facilities located in Arizona, California, Florida, Georgia, New York, Oregon, Pennsylvania, South Carolina and Texas. Hines markets its products to retail and commercial customers.

                  In March 2002, the Company completed the sale of Sun Gro Horticulture, which it refers to as Sun Gro, which was the Company's peat moss and growing soil mix business. The Company utilized the net proceeds from the sale of Sun Gro primarily to reduce outstanding indebtedness. As a result of the sale of Sun Gro, the Company no longer harvests or produces peat moss or other soil mixes. The Company recognized a $5,413 loss, net of tax, from its discontinued operations for the year ended December 31, 2002 (a loss of $6,978 in the first quarter of 2002 and a gain of $1,565 in the fourth quarter of 2002) and a $4,013 gain, net of tax, for the nine months ended September 30, 2003. The gains in the fourth quarter of 2002 related to the Company's receipt of $4,917 Canadian from an escrow account that the Canadian Customs & Revenue Authority ("CCRA") required to be set up at the time of the Sun Gro sale to withhold $13,136 Canadian pending the determination of whether certain aspects of the sale were taxable for Canadian purposes. The gain in the nine months ended September 30, 2003 related to the tax refund of the remaining $8,219 Canadian plus accrued interest that the Company received from the CCRA on October 2, 2003. The Company's current operations consist solely of its nursery operations.

                  The Condensed Consolidated Financial Statements include the accounts of Hines and its wholly owned subsidiaries after elimination of intercompany accounts and transactions.

2.       Unaudited Financial Information:
         --------------------------------

                  The unaudited financial information furnished herein, in the opinion of management, reflects all adjustments (consisting of only normal recurring adjustments), which are necessary to state fairly the consolidated financial position, results of operations and cash flows of the Company as of and for the periods indicated. The Company presumes that users of the interim financial information herein have read or have access to the Company's audited consolidated financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation, may be determined in that context.

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

3.       Earnings Per Share:
         -------------------

                  Earnings per share are calculated in accordance with Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings per Share," which requires the Company to report both basic earnings per share, based on the weighted-average number of common shares outstanding, and diluted earnings per share, based on the weighted-average number of common shares outstanding adjusted to include the potentially dilutive effect of outstanding stock options and warrants using the treasury method. For the three and nine months ended September 30, 2003, the incremental shares related to 440,000 warrants outstanding were excluded from the computation of diluted earnings per share because they would have been anti-dilutive. Additionally, for the three and nine months ended September 30, 2003, shares related to the underlying employee stock options in the amount of 996,881 were excluded from the computation of diluted earnings per share because they would have been anti-dilutive.

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

                  In April 2002, the FASB issued SFAS No. 145 "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections" ("SFAS No. 145"). SFAS No. 145 addresses financial accounting and reporting for the extinguishments of debt, leases and intangible assets of motor carriers. The Company adopted SFAS No. 145 on January 1, 2003 and reclassified the loss on debt extinguishment previously reported as an extraordinary item as of September 30, 2002 of $1,026, net of a $713 tax benefit, to continuing operations.

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

                                            Three months ended        Nine months ended
                                               September 30,            September 30,
                                             2003        2002        2003         2002
                                           ---------   ---------   ---------  -----------
         Net (loss) income, as reported    $ (5,480)   $ (7,067)   $ 13,794   $  (49,577)
         Stock option expense                    (7)       (259)        (23)        (860)
                                           ---------   ---------   ---------  -----------
         Pro forma net (loss) income       $ (5,487)   $ (7,326)   $ 13,771   $  (50,437)
                                           =========   =========   =========  ===========

         Net (loss) income per share:

         Basic - as reported               $  (0.25)   $  (0.32)   $   0.62   $    (2.25)
                                           =========   =========   =========  ===========
         Basic - pro forma                 $  (0.25)   $  (0.33)   $   0.62   $    (2.29)
                                           =========   =========   =========  ===========

         Diluted - as reported             $  (0.25)   $  (0.32)   $   0.62   $    (2.25)
                                           =========   =========   =========  ===========
         Diluted - pro forma               $  (0.25)   $  (0.33)   $   0.62   $    (2.28)
                                           =========   =========   =========  ===========

                  In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149"). The statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. This statement amends SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), for decisions made as part of the Derivatives Implementation

         Group process that effectively required amendments to SFAS No. 133, in connection with other Board projects dealing with financial instruments and in connection with implementation issues raised in relation to the application of the definition of a derivative. The adoption of SFAS No. 149 on July 1, 2003 did not have an impact on our financial position, results of operations or cash flows.

                  In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS No. 150"). This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement applies specifically to a number of financial instruments that companies have historically presented within their financial statements either as equity or between the liabilities section and the equity section, rather than as liabilities. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 on July 1, 2003 did not have an impact on our financial position, results of operations or cash flows.

5.       Inventories:
         ------------

         Inventories consisted of the following:

                                                     September 30,  December 31,
                                                         2003           2002
                                                     ------------   ------------
            Nursery Stock                            $   152,277    $   161,007
            Material and supplies                         10,303          8,974
                                                     ------------   ------------
                                                     $   162,580    $   169,981
                                                     ============   ============


6.       Long-Term Debt:
         ---------------

                  On September 30, 2003, the Company called for redemption its $78,000 in aggregate principal amount of the 12.75% Senior Subordinated Notes at a redemption price of 106% of the aggregate principal amount thereof ($82,680 at September 30, 2003), plus accrued and unpaid interest thereon through the date of redemption. In addition, the Company refinanced all debt outstanding under the previous Credit Facility. Payment of the redemption premium on the 12.75% Senior Subordinated Notes, the write-off of the unamortized deferred financing expenses and the write-off of the remaining other comprehensive income related to the FAS 133 adoption resulted in a loss on debt retirement of $9,235, in the quarter ended September 30, 2003.

         SENIOR CREDIT FACILITY. The Company entered into the amended and restated Senior Credit Facility on September 30, 2003. Hines Nurseries and its domestic operating subsidiaries are borrowers under the Senior

         Credit Facility. The Senior Credit Facility consists of (i) a revolving facility with availability of up to $145,000 (subject to borrowing base limits) and (ii) a term loan facility of up to $40,000. The revolving facility also permits the ability to obtain letters of credit up to a sub-limit. The term loan facility was drawn down in full in connection with the refinancing. The Senior Credit Facility matures on September 30, 2008.

                  GUARANTEES; COLLATERAL. Obligations under the Senior Credit Facility are guaranteed by Hines and any of its domestic subsidiaries that are not borrowers under the Senior Credit Facility. Borrowings under the Senior Credit Facility are collateralized by substantially all of the Company's assets.

                  RESTRICTIONS; COVENANTS. The Senior Credit Facility places various restrictions on Hines Nurseries and its subsidiaries, including, but not limited to, limitations on the Company's ability to incur additional debt, pay dividends or make distributions, sell assets or make investments. The Senior Credit Facility requires Hines Nurseries and its subsidiaries to meet specific covenants and financial ratios, including a minimum fixed charge coverage test, a maximum leverage test and a maximum capital expenditure test. The new Senior Credit Facility contains customary representations and warranties and customary events of default and other covenants. As of September 30, 2003, the Company was in compliance with all covenants.

                  INTEREST RATE; FEES. The interest rate on the loans under the Senior Credit Facility may be, at the Company's option, Prime rate loans or LIBOR rate loans. Prime rate loans under the revolving loan facility bear interest at the Prime lending rate plus an additional amount that ranges from 0.75% to 1.75%, depending on its consolidated leverage ratio. Prime rate loans under the term loan bear interest at the Prime lending rate plus an additional amount that ranges from 1.25% to 2.25%, depending on its consolidated leverage ratio. Currently, the applicable margin for Prime rate loans is (i) 1.75% for the new revolving loan facility and (ii) 2.25% for the new term loan. LIBOR rate loans under the revolving loan facility bear interest at the LIBOR rate plus an additional amount that ranges from 1.75% to 2.75%, depending on its consolidated leverage ratio. LIBOR rate loans under the new term loan bear interest at the LIBOR rate plus an additional amount that ranges from 2.25% to 3.25%, depending on its consolidated leverage ratio. Currently, the applicable margin for LIBOR rate loans is (i) 2.75% for the new revolving loan facility and (ii) 3.25% for the new term loan. In addition to paying interest on outstanding principal, the Company is required to pay a commitment fee on the daily average unused portion of the revolving facility which will accrue from the closing date based on the utilization of the revolving facility.

                  BORROWING BASE. Availability of borrowings under the revolving facility are subject to a borrowing base consisting of the sum of (i) 85% of eligible accounts receivable plus (ii) the lesser of (x) up to 55% of eligible inventory or (y) 85% of the appraised net orderly liquidation value of eligible inventory. The Company must deliver borrowing base certificates and reports at least monthly. The borrowing base also may be subject to certain other adjustments and reserves to be determined by the agent. Eligible accounts receivable of both The Home Depot, the Company's largest customer, and Lowe's Companies, Inc., its second largest customer, may not exceed 30% of total eligible accounts receivable at any time.

                  REPAYMENT. Under the terms of the Senior Credit Facility, no principal payments are due for the term loan in 2003. Amortization payments of $1,905 on the term loan will be required at the end of each of its second, third and fourth fiscal quarters beginning with June 30, 2004, with the full remaining balance payable on the last installment date. Subject to certain exceptions, 100% of the net cash proceeds it receives from certain asset dispositions and issuances of debt, 50% of the net cash proceeds the Company receives from issuances of equity and 25% of excess cash flow (beginning in 2004) are required to be applied to repay the term loan facility and are to be applied on a pro rata basis to all remaining scheduled installments of the term loan facility. The Senior Credit Facility may also be voluntarily prepaid at any time without premium or penalty.

         SENIOR NOTES. On September 30, 2003, Hines Nurseries issued $175,000 of Senior Notes that mature on October 1, 2011. The Senior Notes bear interest at the rate of 10.25% per annum and will be payable semi-annually in arrears on each April 1 and October 1, commencing April 1, 2004.

                  GUARANTEES. Hines Horticulture and each of its domestic subsidiaries, subject to certain exceptions, has, jointly and severally, fully and unconditionally guaranteed, on a senior unsecured basis, the obligations of Hines Nurseries under the Senior Notes.

                  REDEMPTION. Prior to October 1, 2006, up to 35% of the aggregate principal amount of the Senior Notes may be redeemed with the net cash proceeds from one or more public equity offerings, at the Company's option, at a redemption price of 110.250% of the principal amount thereof plus accrued interest, if any, to the date of redemption. On or after October 1, 2007, the Company is entitled, at its option, to redeem all or a portion of the Senior Notes at redemption prices ranging from 100.000% to 105.125%, depending on the redemption date plus accrued and unpaid interest.

                  RESTRICTIONS. The indenture pursuant to which the Senior Notes were issued imposes a number of restrictions on Hines Nurseries and its other subsidiaries. Subject to certain exceptions, the Company may not incur additional indebtedness, make certain restricted payments, make certain asset dispositions, incur additional liens or enter into significant transactions. A breach of a material term of the indenture or other material indebtedness that results in acceleration of the indebtedness under the Senior Notes also constitutes an event of default under its Senior Credit Facility.

                  REPURCHASE ON A CHANGE OF CONTROL. The Senior Notes contain a put option whereby the holders have the right to put the Senior Notes back to Hines at 101.000% of the principal amount thereof on the date of purchase plus accrued and unpaid interest if a change of control occurs.
                                                     September 30,  December 31,
                                                         2003          2002
                                                       ---------     ---------
         New term debt at the bank's reference
         rate (4.00% at September 30, 2003)
         plus 2.25% or the LIBOR rate plus 3.25%
         Principal payments, beginning June 30,
         2004, due each quarter ending June 30,
         September 30 and December 31 in the
         amount of $1,905 with the outstanding
         balance of $15,238 due on September 30,
         2008                                          $ 40,000      $     --

         Senior Notes, interest at 10.25% payable
         semi-annually on each April 1 and October
         1, maturing on October 1, 2011                 175,000            --

         Tranche B term debt, interest at the bank's
         reference rate (4.25% at December 31,
         2002) plus 3.00% or the Eurodollar rate
         plus 4.00%                                          --        51,100

         Term debt interest at the bank's reference
         rate (4.25% at December 31, 2002) plus
         3.00% or the Eurodollar rate plus 4.00%             --        51,370

         Senior Subordinated Notes, Series B,
         interest at 12.75%                                  --        79,782

         Other obligations due at various dates
         through 2004                                        98           162
                                                       ---------     ---------
                                                        215,098       182,414

         Less current portion                             3,900        17,585
                                                       ---------     ---------
                          Total long-term debt         $211,198      $164,829
                                                       =========     =========


7.       Interest Rate Swap Agreement:
         -----------------------------

                  In May 2000, the Company entered into an interest rate swap agreement to hedge $75,000 of debt. The interest rate swap agreement effectively changes the Company's exposure on its variable-rate interest payments to fixed-rate interest payments (7.13%) based on the 3-month LIBOR rate in effect at the beginning of each quarterly period. Despite the debt refinancing, the interest rate swap agreement remains outstanding and matures in February 2005. The estimated fair value of the Company's obligation under the interest rate swap agreement was $6,534 at September 30, 2003.

                  Effective January 1, 2001, the Company adopted the provisions of SFAS No. 133, as amended. Adopting the provisions of SFAS No. 133 on January 1, 2001 resulted in a cumulative after-tax charge to accumulated other comprehensive income as of January 1, 2001 of $2,334, representing the fair value of the interest rate swap agreement, net of tax. This amount was being amortized as interest rate swap agreement expense over the term of the debt. At December 31, 2002, accumulated other comprehensive loss had a balance of $(1,215). For the nine months ended September 30, 2003, $420 was amortized and the balance of $795 was written off as a loss on debt extinguishment due to the refinancing. For the nine months ended September 30, 2003, the Company recognized $1,496 of interest rate swap agreement income in the condensed consolidated statements of operations. This was comprised of $2,207 gain related to the change in the fair value of the interest rate swap agreement, offset by $711 of pre-tax amortization of other comprehensive income.

8.       Comprehensive Income:
         ---------------------

                  Comprehensive income includes all changes in equity during a period except those resulting from investments by and distributions to the Company's shareholders. The Company's comprehensive income includes the amortization of the fair value of the interest rate agreement recognized upon adoption of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The components of comprehensive
         (loss) income during the three and nine months ended September 30, 2003 and 2002, were as follows:

                                                          Three months ended    Nine months ended
                                                             September 30,        September 30,
                                                            2003      2002       2003       2002
                                                         ---------  ---------  ---------  ---------
                                                                                          (Restated)

         Net (loss) income                               $ (5,480)  $ (7,067)  $ 13,794   $(49,577)
         Amortization of interest rate swap agreement,
            net of tax of $97, $97, $291 and $291             140        140        420        420
         Loss on debt extinguishment, net of tax
            of $552, $0, $552 and $0                          795         --        795         --
                                                         ---------  ---------  ---------  ---------
         Comprehensive (loss) income                     $ (4,545)  $ (6,927)  $ 15,009   $(49,157)
                                                         =========  =========  =========  =========

9.       Goodwill:
         ---------

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

10.      Irvine Land Lease:
         ------------------

                  In May 2003, the Company amended the lease for its 479-acre Irvine, California nursery headquarters. Under the amendment, the Company agreed to vacate 254 acres covered by the lease in 2006 in exchange for an extension of the term of the lease on 170 acres that was set to expire beginning in September 2003 to December 2010 and the lease of an additional 63 acres contiguous to its existing facility from July 2003 to December 2010. The landlord also agreed to assist with the costs of developing the new acreage and transition costs of up to $4,000, which include payments of $2,000 and percentage rent credits of up to $2,000. The landlord also agreed to assist with the Company's objective of trying to secure beyond 2010 an acceptable nursery property relatively near its current location in Irvine, California, although the Company cannot be sure that it will be able to accomplish this objective.

11.      New Accounting Pronouncements:
         ------------------------------

                  In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51" ("FIN46"). FIN 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Variable interest entities that effectively disperse risk will not be consolidated unless a single party holds an interest or combination of interests that effectively recombines risks that were previously dispersed. FIN 46 also requires enhanced disclosure requirements related to variable interest entities. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after December 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before

         February 1, 2003. The adoption of FIN 46 is not expected to have a material effect on the Company's financial statements.

12.      Guarantor/Non-guarantor Disclosures:
         ------------------------------------

                  The 10.25% Senior Notes issued by Hines Nurseries (the "issuer") have been guaranteed by Hines Horticulture (the "parent guarantor") and by both Hines SGUS, Inc. ("Hines SGUS) and Enviro-Safe Laboratories, Inc. ("Enviro-Safe") (collectively Hines SGUS and Enviro-Safe are the "subsidiary guarantors"). The issuer and the subsidiary guarantors are wholly owned subsidiaries of the parent guarantor and the parent and subsidiary guarantors are full, unconditional and joint and several. Separate financial statements of Hines Nurseries, Hines SGUS and Enviro-Safe are not presented, nor are separate reports under the Exchange Act filed because management believes that they would not be material to investors.

                  The following condensed consolidating information shows (a) Hines Horticulture on a parent company basis only as the parent guarantor (carrying its investment in its subsidiary under the equity method), (b) Hines Nurseries as the issuer (carrying its investments in its subsidiaries under the equity method) (Enviro-Safe has been consolidated with Hines Nurseries because it was deemed immaterial to investors. At September 30, 2003 and December 31, 2002, Enviro-Safe had total assets of $800 and $458, respectively. For the nine months ended September 30, 2003 and 2002, revenues were $1,181 and $1,483, respectively). (d) Hines SGUS as a subsidiary guarantor, (e) eliminations necessary to arrive at the information for the parent guarantor and its direct and indirect subsidiaries on a consolidated bases and (f) the parent guarantor on a consolidated basis as follows:

o Condensed consolidating balance sheets as of September 30, 2003 and December 31, 2002;
o Condensed consolidating statements of operations for the three and nine months ended September 30, 2003 and 2002; and
o Condensed consolidating statements of cash flows for the three and nine months ended September 30, 2003 and 2002.

                                GUARANTOR / NON-GUARANTOR DISCLOSURES
                                     Consolidating Balance Sheet
                                      As of September 30, 2003
                                       (Dollars in thousands)


                                                      Hines                    Hines
                                                   Horticulture    Hines        SGUS
                                                     (Parent     Nurseries   (Subsidiary               Consolidated
                                                    Guarantor)    (Issuer)    Guarantor)  Eliminations    Total
                                                    --------------------------------------------------------------
    ASSETS
    ------

Current assets:
    Cash                                            $      --    $      --    $      --    $      --    $      --
    Accounts receivable, net                               --       34,784           --           --       34,784
    Inventories                                            --      162,580           --           --      162,580
    Prepaid expenses and other current assets              --        8,969           --           --        8,969
                                                    --------------------------------------------------------------
                       Total current assets                --      206,333           --           --      206,333
                                                    --------------------------------------------------------------
Fixed assets, net                                          --      137,236           --           --      137,236
Deferred financing expenses, net                           --       11,032           --           --       11,032
Goodwill, net                                              --       42,979           --           --       42,979
Deferred income taxes                                   2,922       13,098           --           --       16,020
Investments in subsidiaries                            61,722           --           --      (61,722)          --
                                                    --------------------------------------------------------------
                                                    $  64,644    $ 410,678    $      --    $ (61,722)   $ 413,600
                                                    ==============================================================

    LIABILITIES AND SHAREHOLDERS' EQUITY
    ------------------------------------

Current liabilities:
    Accounts payable                                $      --    $  13,432    $      --    $      --    $  13,432
    Accrued liabilities                                    --       11,629           --           --       11,629
    Accrued payroll and benefits                           --        9,366           --           --        9,366
    Accrued interest                                       --          395           --           --          395
    Long-term debt, current portion                        --        3,900           --           --        3,900
    Borrowings on revolving credit facility                --       27,398           --           --       27,398
    Liabilities of discontinued operations                 --           --           --           --           --
    Deferred income taxes                                  --       71,808           --           --       71,808
    Intercompany accounts                               7,832       (7,832)          --           --           --
                                                    --------------------------------------------------------------
                 Total current liabilities              7,832      130,096           --           --      137,928
                                                    --------------------------------------------------------------

Long-term debt                                             --      211,198           --           --      211,198
Derivative liability                                       --        6,534           --           --        6,534
Accrued long-term liability, net                           --        1,128           --           --        1,128
Shareholders' equity
    Common stock                                          221       17,971           --      (17,971)         221
    Additional paid in capital                        128,782       21,362           --      (21,362)     128,782
    Retained earnings (deficit)                       (72,191)      22,389           --      (22,389)     (72,191)
    Accumulated other comprehensive loss                   --           --           --           --           --
                                                    --------------------------------------------------------------
                 Total shareholders' equity            56,812       61,722           --      (61,722)      56,812
                                                    --------------------------------------------------------------

                                                    $  64,644    $ 410,678    $      --    $ (61,722)   $ 413,600
                                                    ==============================================================



                         GUARANTOR / NON-GUARANTOR DISCLOSURES - CONTINUED
                                    Consolidating Balance Sheet
                                      As of December 31, 2002
                                       (Dollars in thousands)


                                                      Hines                    Hines
                                                   Horticulture    Hines        SGUS
                                                     (Parent     Nurseries   (Subsidiary               Consolidated
                                                    Guarantor)    (Issuer)    Guarantor)  Eliminations    Total
                                                    --------------------------------------------------------------
    ASSETS
    ------

Current assets:
    Cash                                            $      --    $      --    $      --    $      --    $      --
    Accounts receivable, net                               --       25,838           --           --       25,838
    Inventories                                            --      169,981           --           --      169,981
    Prepaid expenses and other current assets              --        6,672        5,144       (5,144)       6,672
                                                    --------------------------------------------------------------
                       Total current assets                --      202,491        5,144       (5,144)     202,491
                                                    --------------------------------------------------------------

Fixed assets, net                                          --      140,239           --           --      140,239
Deferred financing expenses, net                           --        7,137           --           --        7,137
Goodwill, net                                              --       42,979           --           --       42,979
Deferred income taxes                                   2,921       10,045           --           --       12,966
Investments in subsidiaries                            46,713           --           --      (46,713)          --
                                                    --------------------------------------------------------------
                                                    $  49,634    $ 402,891    $   5,144    $ (51,857)   $ 405,812
                                                    ==============================================================

    LIABILITIES AND SHAREHOLDERS' EQUITY
    ------------------------------------

Current liabilities:
    Accounts payable                                $      --    $  12,321    $      --    $      --    $  12,321
    Accrued liabilities                                    --       10,911           --           --       10,911
    Accrued payroll and benefits                           --        6,845           --           --        6,845
    Accrued interest                                       --        6,034           --           --        6,034
    Long-term debt, current portion                        --       17,585           --           --       17,585
    Borrowings on revolving credit facility                --       72,750           --           --       72,750
    Liabilities of discontinued operations                 --           --        5,144       (5,144)          --
    Deferred income taxes                                  --       63,994           --           --       63,994
    Intercompany accounts                               7,832       (7,832)          --           --           --
                                                    --------------------------------------------------------------
                  Total current liabilities             7,832      182,608        5,144       (5,144)     190,440
                                                    --------------------------------------------------------------

Long-term debt                                             --      164,829           --           --      164,829
Derivative liability                                       --        8,741           --           --        8,741
Accrued long-term liability, net                           --           --           --           --           --
Shareholders' equity
    Common stock                                          221       17,971           --      (17,971)         221
    Additional paid in capital                        128,781       21,362           --      (21,362)     128,781
    Retained earnings (deficit)                       (85,985)       8,595           --       (8,595)     (85,985)
    Accumulated other comprehensive loss               (1,215)      (1,215)          --        1,215       (1,215)
                                                    --------------------------------------------------------------
                 Total shareholders' equity            41,802       46,713           --      (46,713)      41,802
                                                    --------------------------------------------------------------

                                                    $  49,634    $ 402,891    $   5,144    $ (51,857)   $ 405,812
                                                    ==============================================================

                                               Page 17

                                    GUARANTOR / NON-GUARANTOR DISCLOSURES - CONTINUED
                                          Consolidating Statement of Operations
                                   For the nine month period ended September 30, 2003
                                                 (Dollars in thousands)

                                                                       Hines                    Hines
                                                                    Horticulture   Hines         SGUS
                                                                      (Parent    Nurseries   (Subsidiary                Consolidated
                                                                     Guarantor)   (Issuer)     Guarantor) Eliminations     Total
                                                                     --------------------------------------------------------------
    Sales, net                                                       $      --    $ 297,693    $      --    $      --    $ 297,693
    Cost of goods sold                                                      --      144,458           --           --      144,458
                                                                     --------------------------------------------------------------
        Gross Profit                                                        --      153,235           --                  -153,235
    Operating expenses                                                      --      107,123           --           --      107,123
                                                                     --------------------------------------------------------------
        Operating income                                                    --       46,112           --           --       46,112
                                                                     --------------------------------------------------------------
    Other expenses:
       Interest                                                             --       18,466           --           --       18,466
       Loss on debt extinguishment                                          --        9,235           --           --        9,235
       Amortization of deferred financing expenses, other              (13,794)      (2,181)          --       17,807        1,832
                                                                     --------------------------------------------------------------
                                                                       (13,794)      25,520           --       17,807       29,533
                                                                     --------------------------------------------------------------
    Income (loss) before provision for income taxes                     13,794       20,592           --      (17,807)      16,579
    Income tax provision                                                    --        6,798           --           --        6,798
                                                                     --------------------------------------------------------------
    Net income from continuing operations                               13,794       13,794           --      (17,807)       9,781
    Income from discontinued operations                                     --           --        4,013           --        4,013
                                                                     --------------------------------------------------------------
    Net income (loss)                                                $  13,794    $  13,794    $   4,013    $ (17,807)   $  13,794
                                                                     ==============================================================


                                    GUARANTOR / NON-GUARANTOR DISCLOSURES - CONTINUED
                                         Consolidating Statement of Operations
                                  For the three month period ended September 30, 2003
                                                 (Dollars in thousands)


                                                                       Hines                    Hines
                                                                    Horticulture   Hines         SGUS
                                                                      (Parent    Nurseries   (Subsidiary                Consolidated
                                                                     Guarantor)   (Issuer)     Guarantor) Eliminations     Total
                                                                     --------------------------------------------------------------
    Sales, net                                                       $      --    $  51,302    $      --    $      --    $  51,302
    Cost of goods sold                                                      --       27,449           --           --       27,449
                                                                     --------------------------------------------------------------
        Gross Profit                                                        --       23,853           --           --       23,853
    Operating expenses                                                      --       24,738           --           --       24,738
                                                                     --------------------------------------------------------------
        Operating loss                                                      --         (885)          --           --         (885)
                                                                     --------------------------------------------------------------
    Other expenses:
       Interest                                                             --        5,730           --           --        5,730
       Loss on debt extinguishment                                          --        9,235           --           --        9,235
       Amortization of deferred financing expenses, other                5,480       (3,725)          --       (1,467)         288
                                                                     --------------------------------------------------------------
                                                                         5,480       11,240           --       (1,467)      15,253
                                                                     --------------------------------------------------------------
    (Loss) income before provision for income taxes                     (5,480)     (12,125)          --        1,467      (16,138)
    Income tax benefit                                                      --       (6,645)          --           --       (6,645)
                                                                     --------------------------------------------------------------
    Net (loss) income from continuing operations                        (5,480)      (5,480)          --        1,467       (9,493)
    Income from discontinued operations                                     --           --        4,013           --        4,013
                                                                     --------------------------------------------------------------
    Net (loss) income                                                $  (5,480)   $  (5,480)   $   4,013    $   1,467    $  (5,480)
                                                                     ==============================================================



                                   GUARANTOR / NON-GUARANTOR DISCLOSURES - CONTINUED
                                         Consolidating Statement of Operations
                                   For the nine month period ended September 30, 2002
                                                 (Dollars in thousands)


                                                                       Hines                    Hines
                                                                    Horticulture   Hines         SGUS
                                                                      (Parent    Nurseries   (Subsidiary                Consolidated
                                                                     Guarantor)   (Issuer)     Guarantor) Eliminations     Total
                                                                     --------------------------------------------------------------
                                                                     (Restated)  (Restated)   (Restated)    (Restated)   (Restated)

    Sales, net                                                       $      --    $ 295,918    $  31,150    $  (1,583)   $ 325,485
    Cost of goods sold                                                      --      144,237       16,929       (1,583)     159,583
                                                                     --------------------------------------------------------------
        Gross Profit                                                        --      151,681       14,221           --      165,902
    Operating expenses (income)                                          6,259      112,623       (8,718)          --      110,164
                                                                     --------------------------------------------------------------
        Operating (loss) income                                         (6,259)      39,058       22,939           --       55,738
                                                                     --------------------------------------------------------------
    Other expenses:
       Interest                                                             --       19,954          528           --       20,482
       Interest - intercompany                                              --         (722)         722           --           --
       Loss on debt extinguishment                                          --        1,739           --           --        1,739
       Amortization of deferred financing expenses, other               45,987        3,671           --      (43,520)       6,138
                                                                     --------------------------------------------------------------
                                                                        45,987       24,642        1,250      (43,520)      28,359
                                                                     --------------------------------------------------------------
    Income (loss) before provision for income taxes                    (52,246)      14,416       21,689       43,520       27,379
    Income tax (benefit) provision                                      (2,669)       5,005       19,472           --       21,808
                                                                     --------------------------------------------------------------
    Net (loss) income before change in accounting principle            (49,577)       9,411        2,217       43,520        5,571
    Cumulative effect of change in accounting
      principle, net of tax                                                 --      (55,148)          --           --      (55,148)
                                                                     --------------------------------------------------------------
    Net (loss) income                                                $ (49,577)   $ (45,737)   $   2,217    $  43,520    $ (49,577)
                                                                     ==============================================================


                                   GUARANTOR / NON-GUARANTOR DISCLOSURES - CONTINUED
                                         Consolidating Statement of Operations
                                  For the three month period ended September 30, 2002
                                                 (Dollars in thousands)


                                                                       Hines                    Hines
                                                                    Horticulture   Hines         SGUS
                                                                      (Parent    Nurseries   (Subsidiary                Consolidated
                                                                     Guarantor)   (Issuer)     Guarantor) Eliminations     Total
                                                                     --------------------------------------------------------------
    Sales, net                                                       $      --    $  45,049    $      --    $      --    $  45,049
    Cost of goods sold                                                      --       23,700           --           --       23,700
                                                                     --------------------------------------------------------------
        Gross Profit                                                        --       21,349           --           --       21,349
    Operating expenses                                                      --       24,466           --           --       24,466
                                                                     --------------------------------------------------------------
        Operating loss                                                      --       (3,117)          --           --       (3,117)
                                                                     --------------------------------------------------------------
    Other expenses:
       Interest                                                             --        5,770           --           --        5,770
       Interest - intercompany                                              --           --           --           --           --
       Amortization of deferred financing expenses, other                7,067        3,090           --       (7,067)       3,090
                                                                     --------------------------------------------------------------
                                                                         7,067        8,860           --       (7,067)       8,860
                                                                     --------------------------------------------------------------
    (Loss) income before provision for income taxes                     (7,067)     (11,977)          --        7,067      (11,977)
    Income tax benefit                                                      --       (4,910)          --           --       (4,910)
                                                                     --------------------------------------------------------------
    Net (loss) income                                                $  (7,067)   $  (7,067)   $      --    $   7,067    $  (7,067)
                                                                     ==============================================================



                                    GUARANTOR / NON-GUARANTOR DISCLOSURES - CONTINUED
                                         Consolidating Statement of Cash Flows
                                      For the nine months ended September 30, 2003
                                                 (Dollars in thousands)


                                                                       Hines                    Hines
                                                                    Horticulture   Hines         SGUS
                                                                      (Parent    Nurseries   (Subsidiary                Consolidated
                                                                     Guarantor)   (Issuer)     Guarantor) Eliminations     Total
                                                                     --------------------------------------------------------------
Cash provided by (used in) operating activities                      $      --    $  30,042    $      --    $      --    $  30,042
                                                                     --------------------------------------------------------------

Cash flows from investing activities:
    Purchase of fixed assets                                                --       (4,173)          --           --       (4,173)
    Payments for sale of discontinued operations                            --         (500)          --           --         (500)
    Leasehold incentive proceeds                                            --        1,150           --           --        1,150
                                                                     --------------------------------------------------------------
        Net cash used in provided by investing activities                   --       (3,523)          --           --       (3,523)
                                                                     --------------------------------------------------------------

Cash flows from financing activities:
    Net repayments on revolving line of credit                              --      (45,352)          --           --      (45,352)
    Proceeds from the issuance of long-term debt                            --      215,000           --           --      215,000
    Repayments of long-term debt                                            --     (180,533)          --           --     (180,533)
    Deferred financing expenses incurred                                    --      (10,101)          --           --      (10,101)
    Penalty on early payment of Senior Subordinated Notes                   --       (5,533)          --           --       (5,533)
                                                                     --------------------------------------------------------------
        Net cash used in financing activities                               --      (26,519)          --           --      (26,519)
                                                                     --------------------------------------------------------------

    Effect of exchange rate changes on cash and
      cash equivalents                                                      --           --           --           --           --
                                                                     --------------------------------------------------------------

Net increase in cash                                                        --           --           --           --           --
Cash, beginning of year                                                     --           --           --           --           --
                                                                     --------------------------------------------------------------
Cash, end of period                                                  $      --    $      --    $      --    $      --    $      --
                                                                     ==============================================================


                                    GUARANTOR / NON-GUARANTOR DISCLOSURES - CONTINUED
                                          Consolidating Statement of Cash Flows
                                      For the nine months ended September 30, 2002
                                                 (Dollars in thousands)


                                                                       Hines                    Hines
                                                                    Horticulture   Hines         SGUS
                                                                      (Parent    Nurseries   (Subsidiary                Consolidated
                                                                     Guarantor)   (Issuer)     Guarantor) Eliminations     Total
                                                                     --------------------------------------------------------------
Cash provided by operating activities                                $      --    $  32,217    $  (2,233)   $      --    $  29,984
                                                                     --------------------------------------------------------------

Cash flows from investing activities:
    Purchase of fixed assets, net                                           --       (4,533)      (2,503)          --       (7,036)
    Proceds from sales of fixed assets                                      --        3,143      127,338           --      130,481
    Leasehold incentive proceeds                                            --           --           --           --           --
    Acquisitions, adjusted                                                  --         (526)          --           --         (526)
                                                                     --------------------------------------------------------------
        Net cash used in investing activities                               --       (1,916)     124,835           --      122,919
                                                                     --------------------------------------------------------------

Cash flows from financing activities:
    Repayments on revolving line of credit                                  --      (40,750)          --           --      (40,750)
    Proceeds from the issuance of long-term debt                            --           --           --           --           --
    Intercompany advances (repayments)                                      --       92,840      (92,840)          --           --
    Repayments of long-term debt                                            --      (95,982)     (12,000)          --     (107,982)
    Deferred financing costs                                                --       (4,200)          --           --       (4,200)
    Penalty on early payment of subordinated notes                          --           --           --           --           --
    Dividends received (paid)                                               --       17,791      (17,791)          --           --
                                                                     --------------------------------------------------------------
        Net cash used in financing activities                               --      (30,301)    (122,631)          --     (152,932)
                                                                     --------------------------------------------------------------

    Effect of exchange rate changes on cash
      and cash equivalents                                                  --           --           29           --           29
                                                                     --------------------------------------------------------------

Net decrease in cash                                                        --           --           --           --           --
Cash, beginning of year                                                     --           --           --           --           --
                                                                     --------------------------------------------------------------
Cash, end of period                                                  $      --    $      --    $      --    $      --    $      --
                                                                     ==============================================================

                                                        Page 20

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

         OVERVIEW

         We are a leading national supplier of ornamental shrubs, color plants and container-grown plants with 13 commercial nursery facilities located in Arizona, California, Florida, Georgia, New York, Oregon, Pennsylvania, South Carolina and Texas. We produce approximately 5,500 varieties of ornamental shrubs and color plants and we sell to more than 2,000 retail and commercial customers, representing more than 8,000 outlets throughout the United States. Hines Horticulture currently produces and distributes horticultural products through its wholly owned subsidiaries, Hines Nurseries and Enviro-Safe Laboratories, Inc.

         On September 30, 2003, we closed a refinancing plan, which we refer to as the refinancing, which included the issuance by our wholly owned subsidiary, Hines Nurseries, of $175 million principal amount of 10.25% Senior Notes due 2011 and amending and restating our senior credit facility, which, as amended, we refer to as our Senior Credit Facility. The Senior Credit Facility has a term of five years and consists of a $145 million revolving facility, with availability subject to a borrowing base, and a $40 million term loan facility. Borrowings under the Senior Credit Facility are secured by substantially all of our assets. The net proceeds from the refinancing were used to refinance all borrowings under our prior Credit Facility and to redeem all of Hines Nurseries' outstanding 12.75% Senior Subordinated Notes due 2005.

         DISCONTINUED OPERATIONS

         In March 2002, we completed the sale of Sun Gro Horticulture, which we refer to as Sun Gro, to a newly established Canadian income fund. We received net proceeds of approximately $125.0 million from the sale, which includes the tax refunds from the Canadian Customs & Revenue Authority recorded in the fourth quarter of 2002 and third quarter of 2003, the majority of which were used to pay down outstanding indebtedness. As a result of the sale of Sun Gro, we no longer harvest or produce peat moss or other growing soil mixes. Our consolidated financial statements included in this Form 10-Q for 2002 reflect the financial position, results of operations and cash flows of Sun Gro as "discontinued operations."

         UNITED STATES TAX MATTERS

         As a result of our business activities, we qualify for a special exception under the U.S. federal tax code that allows us to use the cash method of accounting for federal income tax purposes. Under the cash method, sales are included in taxable income when payments are received and expenses are deducted as they are paid. We derive significant tax benefits by being able to deduct the cost of inventory as the cost is incurred. As a result of our ability to utilize the cash method of accounting, we have historically generated net operating losses for federal income tax purposes and have not been required to pay cash income taxes. At December 31, 2002, we had $9.6 million in net operating loss carryforwards for federal income tax purposes.

         Based on our current projections, we anticipate that we will incur tax liability and begin paying cash income taxes for federal purposes in 2006. We are currently paying cash income taxes for state income tax purposes in certain states due to the differing rules regarding the utilization of net operating losses.

         Although the use of the cash method of accounting for federal income taxes defers the payment of federal income taxes, the deferral of such taxes produces a current liability for accounting purposes. At September 30, 2003, we had a current liability for deferred income taxes of $71.8 million. The liability is deemed current for accounting purposes because the majority of the items to which this liability relates are comprised of current assets and current liabilities in our balance sheet (such as inventory, accounts receivable and accounts payable). The classification of this liability as a current item, however, does not mean that it is required to be paid within the next twelve months.

         CANADIAN TAX MATTERS

         In connection with the sale of Sun Gro, the Canadian Customs & Revenue Authority ("CCRA") required that approximately $13.1 million Canadian of the gross proceeds from the transaction be withheld in an escrow account pending the determination of whether certain aspects of the sale were taxable for Canadian purposes. The amount withheld was not included in the measurement of the loss on the sale of Sun Gro for financial statement purposes. On November 7, 2002, we filed a tax return, submitted a tax payment of $8.2 million Canadian from the escrow funds and submitted a claim for refund on the basis that the transaction is exempt from tax for Canadian purposes. The balance of the escrow funds of $4.9 million Canadian (US$3.1 million) was then remitted to us and was recorded in the fourth quarter of 2002 as an adjustment to the loss on the sale of Sun Gro. On September 30, 2003, the CCRA completed its assessment of our tax return in which it determined that the transaction was exempt from tax for Canadian purposes and issued a refund to us of all tax paid plus accrued interest. We received the refund check of $8.7 million Canadian (US $6.3 million) on October 2, 2003 and recorded it in the third quarter of 2003 as an adjustment to the loss on the sale of Sun Gro.

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

RESULTS OF OPERATIONS
---------------------

         THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2002

         NET SALES. Net sales of $51.3 million for the three months ended September 30, 2003 increased $6.3 million, or 14.0%, from net sales of $45.0 million for the comparable period in 2002. The increase was due primarily to strong sales of color bedding plants in the South, expanded sales of shrubs and perennials in the Rocky Mountain and Midwest markets, and increased sales of shrubs and bedding plants in the Northeast. Strong sales of bedding plants in the South were driven by favorable weather conditions, strong fall crop programs and store service programs established earlier in the year that generated higher sales volume. Increased sales of shrubs and perennials in the Rocky Mountain and Midwest markets during the quarter were attributable to increased volumes resulting from the efforts of our sales force combined with the impact of the delayed spring on consumer spending. In the Northeast, sales of both shrubs and bedding plants were up significantly during the quarter because adverse weather conditions that persisted late into spring 2003 pushed consumer purchases back into the summer months.

         GROSS PROFIT. Gross profit of $23.9 million for the three months ended September 30, 2003 increased $2.6 million, or 12.2%, from gross profit of $21.3 million for the comparable period in 2002 due to higher sales as discussed above. As a percentage of net sales, gross profit for the quarter declined to 46.5% from 47.4% in 2002. This percentage decrease was primarily driven by increased scrap rates for bedding plants in the third quarter and the need for selective price discounting during the quarter to facilitate the sale of overstocked product, both of which resulted from the late emergence of spring in the Midwest and Northeast.

         SELLING AND DISTRIBUTION EXPENSES. Selling and distribution expenses of $18.8 million for the three months ended September 30, 2003 increased $0.3 million, or 1.6%, from $18.5 million for the comparable period in 2002 due to higher distribution costs resulting from increased sales. As a percentage of net sales, selling and distribution expenses decreased to 36.6% from 41.1% during the comparable period in 2002. This decrease was driven primarily by the impact of higher sales on the ratio of fixed distribution costs to sales.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses of $5.8 million for the three months ended September 30, 2003 decreased $0.2 million, or 3.3%, from $6.0 million for the comparable period in 2002. This decrease was mainly attributable to our efforts to control costs, consolidate some of our operational activities and realign our fixed costs with anticipated slower top-line annual revenue growth.

         OTHER OPERATING EXPENSES (INCOME). Other operating expense of $0.2 million for the three months ended September 30, 2003 represents severance costs associated with the elimination of a management position during the quarter.

         OPERATING LOSS. Operating loss of $0.9 million for the three months ended September 30, 2003 improved by $2.2 million, or 71.0%, from $3.1 million for the comparable period in 2002 due primarily to higher sales as discussed above.

         OTHER EXPENSES. Other expenses of $15.3 million for the three months ended September 30, 2003 increased $6.4 million, or 71.9%, from $8.9 million for the comparable period in 2002. The increase was mainly due to the $9.2 million loss on debt extinguishment related to the Company's debt refinancing during the quarter. This loss resulted primarily from the write-off of unamortized deferred financing fees of $4.7 million, the redemption premium associated with the prior 12.75% Senior Subordinated Notes of $3.2 million and the write off of other comprehensive income related to the adoption of SFAS No. 133 of $1.3 million. This loss was somewhat offset by the impact of the fair value adjustment on our interest rate swap as the financing costs for the third quarter included income of $0.9 million relating to the fair value adjustment compared with a charge of $2.0 million in 2002.

         INCOME TAX (BENEFIT) EXPENSE. Our effective income tax rate was 41% for each of the three months ended September 30, 2003 and 2002.


         LOSS FROM CONTINUING OPERATIONS. Loss from continuing operations of $9.5 million for the three months ended September 30, 2003 increased by $2.4 million from loss of $7.1 million for the comparable period in 2002 due primarily to the increase in other expenses as discussed above.

         INCOME (LOSS) FROM DISCONTINUED OPERATIONS. Income from discontinued operations of $4.0 million for the three months ended September 30, 2003, represents the after-tax portion of the $6.3 million received as a result of collecting the receivable for withheld Canadian income taxes from the Canadian government, as discussed above in the section on CANADIAN TAX MATTERS. The $6.3 million received included the collection of the $5.1 million receivable for previously withheld Canadian income taxes and $1.2 million due to the favorable exchange rate at the time the receivable was collected.

         The income from discontinued operations of $4.0 million is comprised of $3.3 million for the reversal of a previously recorded deferred tax liability related to the withheld Canadian income taxes, $1.2 million of foreign exchange income due to the favorable foreign exchange rate at the time the receivable was collected and an income tax provision of $0.5 million on the foreign exchange income.

         NET LOSS. Net loss of $5.5 million for the three months ended September 30, 2003 improved by $1.6 million from $7.1 million for the comparable period in 2002. This improvement was due primarily to the higher sales and income from discontinued operations as discussed above.

         NINE MONTH PERIOD ENDED SEPTEMBER 30, 2003 COMPARED TO NINE MONTH PERIOD ENDED SEPTEMBER 30, 2002

         NET SALES. Net sales of $297.7 million for the nine months ended September 30, 2003 increased by $1.8 million, or 0.6%, from net sales of $295.9 million for the comparable period in 2002. The increase was driven primarily by strong sales of patio-ready type products due to improved market penetration in the Midwest and Northeast markets, increased sales of bedding plants in the South and expanded sales of shrubs and perennials in the Rocky Mountain and Midwest markets. These increases were somewhat offset by the soft retail environment we experienced during the first quarter of 2003 and sluggish sales during the first six months of the year in the Midwest and Northeast resulting from cold, wet weather that persisted late into spring. Sales were also down for bedding plants in Colorado and the Southwest during the period, primarily due to overcapacity in the market.

         GROSS PROFIT. Gross profit of $153.2 million for the nine months ended September 30, 2003 increased by $1.5 million, or 1.0%, from gross profit of $151.7 million for the comparable period in 2002 due mainly to higher sales as discussed above. As a percentage of net sales, gross profit increased to 51.5% from 51.3% last year because of better inventory management through our store service programs and certain changes in product mix toward higher margin items. The year-to-date increase in gross margins was moderated by the margin decrease during the third quarter discussed above.

         SELLING AND DISTRIBUTION EXPENSES. Selling and distribution expenses of $87.9 million for the nine months ended September 30, 2003 increased by $1.9 million, or 2.2%, from $86.0 million for the comparable period in 2002 due to higher distribution costs. As a percentage of net sales, selling and distribution expenses increased to 29.5% compared to 29.1% in 2002. This increase was driven primarily by higher fuel prices and escalating common carrier costs, particularly at the peak of our spring shipping season.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses of $17.6 million for the nine months ended September 30, 2003 decreased by $1.8 million, or 9.3%, from $19.4 million for the comparable period in 2002. This decrease was mainly attributable to our efforts to control costs, consolidate many of our operational activities and realign our fixed costs with anticipated slower top-line annual revenue growth.

         OTHER OPERATING EXPENSES (INCOME). Other operating expenses of $1.6 million for the nine months ended September 30, 2003 primarily represents severance costs associated with both the resignation of our former Chief Executive Officer in February of 2003 ($1.2 million) and the elimination of certain other positions during the year ($0.4 million). Other operating income of $2.1 million for the nine months ended September 30, 2002 mainly represents primarily the net gain from the sale of our property in Hillsboro, Oregon during the first quarter of 2002.

         OPERATING INCOME. Operating income of $46.1 million for the nine months ended September 30, 2003 decreased by $2.3 million, or 4.8%, from $48.4 million for the comparable period in 2002. This decrease was due mainly to the change in other operating expenses and the increase in selling and distribution expenses as discussed above.

         OTHER EXPENSES. Other expenses of $29.5 million for the nine months ended September 30, 2003 increased by $2.4 million, or 8.9%, from $27.1 million for the comparable period in 2002. The increase was mainly due to the $9.2 million loss on debt extinguishment during the third quarter as discussed above. This loss was somewhat offset by the impact of the fair value adjustment on our interest rate swap and lower interest expense during the nine-month period. Financing costs for the nine months ended September 30, 2003 included income of $1.5 million relating to the fair value adjustment compared with a charge of $2.8 million in 2002. Interest expense for the nine-month period decreased by $0.7 million from the comparable period in 2002.

         INCOME TAX BENEFIT (EXPENSE). Our effective income tax rate was 41% for each of the nine months ended September 30, 2003 and 2002.

         INCOME FROM CONTINUING OPERATIONS. Income from continuing operations of $9.8 million for the nine months ended September 30, 2003 decreased by $2.7 million from income of $12.5 million for the comparable period in 2002. This decrease was due primarily to the change in other operating expenses, the increase in other expenses and the increase in selling and distribution expenses as discussed above

         INCOME (LOSS) FROM DISCONTINUED OPERATIONS. Income from discontinued operations of $4.0 million for the nine months ended September 30, 2003, represents the after-tax portion of the $6.3 million received as a result of collecting the receivable for withheld Canadian income taxes from the Canadian government, as discussed above in the section on Canadian Tax Matters. The $6.3 million received included the collection of the $5.1 million receivable for previously withheld Canadian income taxes and $1.2 million due to the favorable exchange rate at the time the receivable was collected.

         The income from discontinued operations of $4.0 million is comprised of $3.3 million for the reversal of a previously recorded deferred tax liability related to the withheld Canadian income taxes, $1.2 million of foreign exchange income due to the favorable foreign exchange rate at the time the receivable was collected and an income tax provision of $0.5 million on the foreign exchange income.

         The loss from discontinued operations of $7.0 million for the nine months ended September 30, 2002 included a loss of $7.1 million, net of tax, from the sale of the Sun Gro business and a gain of $0.1 million from the operations of Sun Gro through the date of sale.

         CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE. The cumulative effect of change in accounting principle of $55.1 million for the nine months ended September 30, 2002 represents the goodwill impairment charge, net of tax, resulting from our adoption of SFAS No. 142. We valued both the tangible and intangible assets and liabilities as of January 1, 2002. The difference between the implied fair value of goodwill and the book value goodwill led to a pre-tax charge of $78.8 million. A $23.6 million tax benefit was recorded in connection with the loss. The measurement of the fair value of the goodwill was based on the market capitalization of our common stock over a reasonable period of time, including a control premium. Accordingly, the primary factor contributing to the impairment charge was the overall deterioration in our stock price and our substantial leverage. There was no comparable charge during the nine months ended September 30, 2003.

         NET INCOME (LOSS). Net income increased to $13.8 million for the nine months ended September 30, 2003 compared to a net loss of $49.6 million for the comparable period in 2002. This increase was primarily due to the impact of the cumulative effect of change in accounting principle during the period ended September 30, 2002 and the difference in income from discontinued operations between the two periods as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

         Our primary sources of liquidity are funds generated by operations and borrowings under our Senior Credit Facility. The seasonal nature of our operations results in a significant fluctuation in certain components of working capital (primarily accounts receivable and inventory) during the growing and selling cycles. As a result, operating activities during the first and fourth quarters use significant amounts of cash, and in contrast, operating activities for the second and third quarters generate substantial cash as we ship inventory and collect accounts receivable.

         Net cash provided by operating activities was $30.0 million for the nine months ended September 30, 2003 compared to $40.8 million for the comparable period in 2002 mainly due to larger increases in working capital during the nine months ended September 30, 2003 compared to the prior year comparable period. The increase in working capital was primarily related to a higher level of accounts receivable and a lower level of accrued interest at September 30, 2003 compared to the prior year comparable period. The increase in accounts receivable during the nine months ended September 30, 2003 stemmed primarily from increased sales during the third quarter of 2003. The lower level of accrued interest at September 30, 2003 resulted mainly from the refinancing, which required payment of all accrued interest relating to the old Credit Facility and the previously outstanding 12.75% Senior Subordinated Notes. The increase in working capital was also affected to a lesser degree by an increase in prepaid expenses during the nine months ended September 30, 2003 compared to the prior year comparable period.

         Net cash used in investing activities was $3.5 million for the nine months ended September 30, 2003 compared to net cash provided by investing activities of $112.1 million for the comparable period in 2002. The decrease was due mainly to the impact of certain events during the first quarter of 2002, which primarily included the proceeds received from the sale of Sun Gro and the sale of the Minter Bridge property in Oregon of $123.4 million and $3.1 million, respectively.

         Our capital expenditures were $4.2 million for the nine months ended September 30, 2003 compared to capital expenditures of $4.5 million for the nine months ended September 30, 2002. The capital expenditures for the nine months ended September 30, 2003 primarily included the purchase of nursery related machinery and equipment. We currently expect that our total capital expenditures for 2003 will be approximately $7.0 million.

         Net cash used in financing activities was $26.5 million for the nine months ended September 30, 2003 compared to $152.9 million for the comparable period in 2002. The improvement was primarily related to the impact of the refinancing during the third quarter of 2003 and the impact of certain events during the first quarter of 2002. As part of the refinancing during the third quarter of 2003, proceeds from the issuance of new debt helped to offset the repayments of existing debt, the payment of deferred financing fees and the early redemption premium on the previous 12.75% Senior Subordinated Notes. The first quarter of 2002 was impacted by the use of the proceeds from the sale of Sun Gro and sale of the Oregon property to pay down existing bank debt and to pay deferred financing costs.

         We typically draw down under our revolving credit facilities in the first and fourth quarters to fund our seasonal inventory buildup and seasonal operating expenses. Approximately 75% of our sales occur in the first half of the year, generally allowing us to reduce borrowings under our revolving credit facilities in the second and third quarters. On September 30, 2003, we had $27.4 million of borrowings under our new working capital revolver, resulting in unused borrowing capacity of $50.7 million after applying the borrowing base limitations to our available borrowings.

         At September 30, 2003, we had total indebtedness outstanding of $242.5 million. Our net debt position (short-term and long-term debt less cash and cash equivalents on hand) at September 30, 2003 was also $242.5 million.

         We do not have any off balance sheet financing or any financial arrangements with related parties, other than operating leases. The following table discloses aggregate information about our contractual obligations and commercial commitments as of September 30, 2003.

                                                          PAYMENTS DUE BY PERIOD
                                               ----------------------------------------------
                                              LESS THAN 1  (DOLLARS IN MILLIONS)     AFTER
CONTRACTUAL CASH OBLIGATIONS         TOTAL       YEAR     1-3 YEARS   4-5 YEARS     5 YEARS
--------------------------------  -----------  ---------  ----------  ----------  -----------
Term loan.......................        40.0        3.8        17.1        19.1           --
10.25% Senior Notes.............       175.0         --          --          --        175.0
Other obligations...............         0.1        0.1          --          --           --
Operating leases................        18.1        4.2         7.2         0.4          6.3
                                  -----------  ---------  ----------  ----------  -----------
Total...........................  $    233.2   $    8.1   $    24.3   $    19.5   $    181.3
                                  ===========  =========  ==========  ==========  ===========

         We believe that cash generated by operations and from borrowings expected to be available under our new Senior Credit Facility will be sufficient to meet our anticipated working capital, capital expenditures and debt service requirements for at least the next twelve months.

The following is a summary of certain material terms of our Senior Credit Facility and Hines Nurseries' 10.25% Senior Notes due 2011.

OUR SENIOR CREDIT FACILITY. We entered into our amended and restated Senior Credit Facility on September 30, 2003. Hines Nurseries and its domestic operating subsidiaries are borrowers under the Senior Credit Facility. The Senior Credit Facility consists of (i) a revolving facility with availability of up to $145 million (subject to borrowing base limits) and (ii) a term loan facility of up to $40 million. The revolving facility also permits us to obtain letters of credit up to a sub-limit. The term loan facility was drawn down in full in connection with our refinancing. The Senior Credit Facility matures on September 30, 2008.

         GUARANTEES; COLLATERAL. Obligations under the Senior Credit Facility are guaranteed by us and any of our domestic subsidiaries that are not borrowers under the Senior Credit Facility. Borrowings under the Senior Credit Facility are secured by substantially all of our assets.

         RESTRICTIONS; COVENANTS. The Senior Credit Facility places various restrictions on Hines Nurseries and its subsidiaries, including, but not limited to, limitations on their ability to incur additional debt, pay dividends or make distributions, sell assets or make investments. The Senior Credit Facility requires Hines Nurseries and its subsidiaries to meet specific covenants and financial ratios, including a minimum fixed charge coverage test, a maximum leverage test and a maximum capital expenditure test. The new Senior Credit Facility contains customary representations and warranties and customary events of default and other covenants.

         INTEREST RATE; FEES. The interest rate on the loans under the new Senior Credit Facility may be, at our option, Prime rate loans or LIBOR rate loans. Prime rate loans under the revolving loan facility bear interest at the Prime lending rate plus an additional amount that ranges from 0.75% to 1.75%, depending on our consolidated leverage ratio. Prime rate loans under the term loan bear interest at the Prime lending rate plus an additional amount that ranges from 1.25% to 2.25%, depending on our consolidated leverage ratio. Currently, the applicable margin for Prime rate loans is (i) 1.75% for the new revolving loan facility and (ii) 2.25% for the new term loan. LIBOR rate loans under the revolving loan facility bear interest at the LIBOR rate plus an additional amount that ranges from 1.75% to 2.75%, depending on our consolidated leverage ratio. LIBOR rate loans under the new term loan bear interest at the LIBOR rate plus an additional amount that ranges from 2.25% to 3.25%, depending on our consolidated leverage ratio. Currently, the applicable margin for LIBOR rate loans is (i) 2.75% for the new revolving loan facility and (ii) 3.25% for the new term loan. In addition to paying interest on outstanding principal, we are required to pay a commitment fee on the daily average unused portion of the revolving facility which will accrue from the closing date based on the utilization of the revolving facility.

         BORROWING BASE. Availability of borrowings under the revolving facility are subject to a borrowing base consisting of the sum of (i) 85% of eligible accounts receivable plus (ii) the lesser of (x) up to 55% of eligible inventory or (y) 85% of the appraised net orderly liquidation value of eligible inventory. We must deliver borrowing base certificates and reports at least monthly. The borrowing base also may be subject to certain other adjustments and reserves to be determined by the agent. Eligible accounts receivable of both The Home Depot, our largest customer, and Lowe's Companies, Inc., our second largest customer, may not exceed 30% of total eligible accounts receivable at any time.

         REPAYMENT. Under the terms of the Senior Credit Facility, no principal payments are due for the term loan in 2003. Amortization payments of $1.9 million on the term loan will be required at the end of each of our second, third and fourth fiscal quarters beginning with June 30, 2004, with the full remaining balance payable on the last installment date. Subject to certain exceptions, 100% of the net cash proceeds we receive from certain asset dispositions and issuances of debt, 50% of the net cash proceeds we receive from issuances of equity and 25% of excess cash flow (beginning in 2004) are required to be applied to repay the term loan facility and are to be applied on a pro rata basis to all remaining scheduled installments of the term loan facility. The Senior Credit Facility may also be voluntarily prepaid at any time without premium or penalty.

SENIOR NOTES. On September 30, 2003, Hines Nurseries issued $175.0 million of Senior Notes that mature on October 1, 2011. The Senior Notes bear interest at the rate of 10.25% per annum and will be payable semi-annually in arrears on each April 1 and October 1, commencing April 1, 2004.

         GUARANTEES. Hines Horticulture and each of its domestic subsidiaries, subject to certain exceptions, has, jointly and severally, fully and unconditionally guaranteed, on a senior unsecured basis, the obligations of Hines Nurseries under the Senior Notes.

         REDEMPTION. Prior to October 1, 2006, up to 35% of the aggregate principal amount of the Senior Notes may be redeemed with the net cash proceeds from one or more public equity offerings, at our option, at a redemption price of 110.250% of the principal amount thereof plus accrued interest, if any, to the date of redemption. On or after October 1, 2007, we are entitled, at our option, to redeem all or a portion of the Senior Notes at redemption prices ranging from 100.000% to 105.125%, depending on the redemption date, plus accrued and unpaid interest.

         RESTRICTIONS. The indenture pursuant to which the Senior Notes were issued imposes a number of restrictions on Hines Nurseries and our other subsidiaries. Subject to certain exceptions, we may not incur additional indebtedness, make certain restricted payments, make certain asset dispositions, incur additional liens or enter into significant transactions. A breach of a material term of the indenture or other material indebtedness that results in acceleration of the indebtedness under the Senior Notes also constitutes an event of default under our Senior Credit Facility.

         REPURCHASE ON A CHANGE OF CONTROL. The Senior Notes contain a put option whereby the holders have the right to put the Senior Notes back to us at 101.00% of the principal amount thereof on the date of purchase plus accrued and unpaid interest if a change of control occurs.

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

         In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149"). The statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. This statement amends SFAS 133 for decisions made as part of the Derivatives Implementation Group process that effectively required amendments to SFAS 133, in connection with other Board projects dealing with financial instruments and in connection with implementation issues raised in relation to the application of the definition of a derivative. The adoption of SFAS No. 149 on July 1, 2003 did not have a material impact on our financial position, results of operations or cash flows.

         In May 2003 the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS No. 150"). This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement applies specifically to a number of financial instruments that companies have historically presented within their financial statements either as equity or between the liabilities section and the equity section, rather than as liabilities. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 on July 1, 2003 did not have a material impact on our financial position, results of operations or cash flows.

NEW ACCOUNTING PRONOUNCEMENTS

         In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51," FIN 46 requires exiting unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Variable interest entities that effectively disperse risk will not be consolidated unless a single party holds an interest or combination of interests that effectively recombines risks that were previously dispersed. FIN 46 also requires enhanced disclosure requirements related to variable interest entities. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after December 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN 46 is not expected to have a material effect on the Company's financial conditions, results of operations or cash flows.

EFFECTS OF INFLATION

         Management believes our results of operations have not been materially impacted by inflation over the past three years.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         As part of our ongoing business, we are exposed to certain market risks, including fluctuations in interest rates, foreign exchange rates, commodity prices and Hines Horticulture's common stock price. We do not enter into transactions designed to mitigate market risks for trading or speculative purposes.

         We have various debt instruments outstanding at September 30, 2003 that are impacted by changes in interest rates. As a means of managing our interest rate risk on variable-rate debt, we entered into the interest rate swap agreement described below to effectively convert certain variable rate debt obligations to fixed rate obligations.

         In May 2000, we entered into an interest rate swap agreement to hedge $75.0 million of debt. The interest rate swap agreement effectively changes our exposure on the variable-rate interest payments to fixed-rate interest payments (7.13%) based on the 3-month LIBOR rate in effect at the beginning of each quarterly period. The estimated fair value of our obligation under the interest rate swap agreement was $6.5 million at September 30, 2003. The interest rate swap agreement remains outstanding and matures in February 2005.

         We also manage our interest rate risk by balancing the amount of our fixed and variable long-term debt. For fixed-rate debt, interest rate changes affect the fair market value of such debt but do not impact earnings or cash flows. Conversely, for variable-rate debt, interest rate changes generally do not affect the fair market value of such debt but do impact future earnings and cash flows, assuming other factors are held constant. At September 30, 2003 the carrying amount and estimated fair value of our long-term debt was $215.1 million and $224.7 million, respectively. Given the current balance of our fixed rate and variable rate debt, we estimate a change in interest costs of approximately $0.1 million for every one-percentage point change in applicable interest rates. Without considering the fixed interest rate provided by our swap agreement, which expires at the end of February of 2005, we estimate a change in interest costs of approximately $0.8 million for every one-percentage point change in applicable interest rates.

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

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

         Exhibit 4.1 Credit Agreement dated September 30, 2003 among Hines Nurseries, Inc., Enviro-Safe Laboratories, Inc. and Hines SGUS Inc., as borrowers, the lenders listed therein, Deutsche Bank Trust Company Americas, as syndication agent, Fleet Capital Corporation and LaSalle Business Credit, LLC, as co-syndication agents, and Harris Trust & Savings Bank and Wells Fargo Bank, N.A., as co-documentation agents.

         Exhibit 4.2 Security Agreement dated September 30, 2003 among Hines Nurseries, Inc., Enviro-Safe Laboratories, Inc., Hines SGUS Inc., and Hines Horticulture, Inc., as grantors, and Deutsche Bank Trust Company Americas, as agent.

         Exhibit 4.3 Holdings Guaranty dated September 30, 2003 by Hines Horticulture, Inc., in favor of and for the benefit of Deutsche Bank Trust Company Americas, as agent representative.

         Exhibit 4.4 Indenture dated as of September 30, 2003 among Hines Nurseries, Inc., Hines Horticulture, Inc., the subsidiary guarantors named therein and The Bank of New York, as trustee.

         Exhibit 4.5 Registration Rights Agreement dated as of September 30, 2003 by and between Hines Nurseries, Inc., Hines Horticulture, Inc., Hines SGUS Inc. and Enviro-Safe Laboratories, Inc. and Credit Suisse First Boston LLC and Deutsche Bank Securities Inc.

         Exhibit 4.6 Form of 144A Senior Note due 2011.

         Exhibit 4.7 Form of Regulation S Senior Note due 2011.

         Exhibit 4.8 Form of Senior Note due 2011.

         Exhibit 10.1 Amended and Restated Promissory Note dated September 30, 2003 from Blooming Farm, Inc., as maker, to Hines Nurseries, Inc.

         Exhibit 10.2 Amended and Restated Secured Promissory Note dated September 30, 2003 from Blooming Farm, Inc., as maker, to Hines Nurseries, Inc.

         Exhibit 10.3 Amended and Restated Ground Lease dated September 1, 1996 by and between The Irvine Company and Hines Horticulture, Inc. +

         Exhibit 10.4 Addendum No. 1 to Amended and Restated Ground Lease dated October 29, 1996 by and between The Irvine Company and Hines Horticulture, Inc.

         Exhibit 10.5 Addendum No. 2 to Amended and Restated Ground Lease dated December 18, 1997 by and between The Irvine Company and Hines Horticulture, Inc.

         Exhibit 10.6 Addendum No. 3 to Amended and Restated Ground Lease dated May 19, 2003 by and between The Irvine Company and Hines Nurseries, Inc. +

         Exhibit 10.7 Letter Agreement dated September 18, 2003 by and between The Irvine Company and Hines Nurseries, Inc. +

         Exhibit 31.1 Certification of Chief Operating Officer Pursuant To
              Section 302 Of The Sarbanes-Oxley Act Of 2002.

         Exhibit 31.2 Certification of Chief Financial Officer Pursuant To
              Section 302 Of The Sarbanes-Oxley Act Of 2002.

         Exhibit 32.1 Certification of Chief Operating Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002.*

         Exhibit 32.2 Certification of Chief Financial Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002.*

         Exhibit 99.1 Cautionary Statements

* Pursuant to Commission Release No. 33-8238, this certification will be treated as "accompanying" this Quarterly Report on Form 10-Q and not "filed" as part of such report for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of Section 18 of the Securities Exchange Act of 1934, as amended, and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

+ Confidential treatment requested as to certain portions of the exhibit which have been filed separately with the Securities and Exchange Commission.

         (b) Reports on Form 8-K

         We filed the following reports on Form 8-K during the quarter ended September 30, 2003.

         1. Current report on Form 8-K dated July 29, 2003 (the date of the earliest event reported), filed on July 29, 2003, for the purpose of reporting operating results from continuing operations for the fiscal quarter ended June 30, 2003.

         2. Current report on Form 8-K dated September 10, 2003 (the date of the earliest event reported), filed on September 11, 2003, for the purpose of reporting the adoption of SFAS No. 145 "Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS 13 and Technical Corrections" and subsequent impact on previous financials statements for the years ended December 31, 2002, 2001 and 2000.

         3. Current report on Form 8-K dated September 11, 2003 (the date of the earliest event reported), filed on September 11, 2003, for the purpose of announcing the Company's intention to raise funds through the private placement of senior notes.

         4. Current report on Form 8-K dated September 11, 2003 (the date of the earliest event reported), filed on September 11, 2003, for the purpose of announcing the Company's press release entitled "Hines Horticulture, Inc. Announces Intended Debt Offering."

         5. Current report on Form 8-K dated September 23, 2003 (the date of the earliest event reported), filed on September 23, 2003, for the purpose of announcing the Company's press release entitled "Hines Horticulture, Inc. Announces Pricing of Debt Offering."

                                    SIGNATURE

         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                        HINES HORTICULTURE, INC.
                                        (REGISTRANT)



                                        By:      /s/ Claudia M. Pieropan
                                                 ----------------------------
                                                 Claudia M. Pieropan
                                                 Chief Financial Officer,
                                                 Secretary and Treasurer
                                                 (Principal financial officer
                                                 and duly authorized officer)

Date:  November 13, 2003