Form 10-K
period 2003-12-31
HINES HORTICULTURE INC
filed 2004-03-30
CIK 1003515

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              ____________________

                                    FORM 10-K
(MARK ONE)
    [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER: 0-24439
                              ____________________

                            HINES HORTICULTURE, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
                              ____________________

                 DELAWARE                                   33-0803204
      (STATE OR OTHER JURISDICTION OF                    (I.R.S. EMPLOYER
      INCORPORATION OR ORGANIZATION)                   IDENTIFICATION NUMBER)

                  12621 JEFFREY ROAD, IRVINE, CALIFORNIA 92620
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

                                 (949) 559-4444
                        HTTP://WWW.HINESHORTICULTURE.COM
                              ____________________

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

         As of June 30, 2003, the aggregate market value of the registrant's voting common stock held by non-affiliates of the registrant was approximately $17.4 million.

         As of March 23, 2004, there were 22,072,549 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant's Proxy Statement prepared in connection with the Annual Meeting of Stockholders to be held in 2004 are incorporated in Part III hereof by reference.

                                 HINES HORTICULTURE, INC.

                                     TABLE OF CONTENTS

                                                                                      PAGE
                                                                                       NO.
                                                                                      ----

                                          PART I
                                          ------
ITEM 1.    BUSINESS.....................................................................1
ITEM 2.    PROPERTIES...................................................................6
ITEM 3.    LEGAL PROCEEDINGS............................................................7
ITEM 4     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........................7

                                          PART II
                                          -------

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
              MATTERS...................................................................7
ITEM 6.    SELECTED FINANCIAL DATA......................................................8
ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS.....................................................11
ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..................28
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................................29
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
             AND FINANCIAL DISCLOSURE..................................................30
ITEM 9A.   CONTROLS AND PROCEDURES.....................................................30

                                         PART III
                                         --------

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........................30
ITEM 11.   EXECUTIVE COMPENSATION......................................................31
ITEM 12    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..............31
ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............................31
ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES......................................31

                                          PART IV
                                          -------

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K............31

                                            i

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

     Hines Horticulture, Inc.'s estimated or anticipated future results, products and service performance or other non-historical facts are forward-looking and reflect Management's current perspective of existing trends and information. These statements involve risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, among others, the continued ability of Hines Horticulture, Inc. to access water, the impact of growing conditions, risks associated with customer concentration, adverse weather conditions, seasonality, government regulations, loss of key employees, general economic conditions, general agricultural risks including risks associated with plant disease and pests and sudden oak death, increases in operating costs, the impact of competition, the ability to obtain future financing or to satisfy payment obligations under existing financing, limitations of Hines Horticulture, Inc.'s substantial leverage and debt restrictions and other risks and uncertainties described from time to time in Hines Horticulture, Inc.'s Securities and Exchange Commission filings.

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

     We maintain an Internet website at http://www.hineshorticulture.com (this uniform resource locator, or URL, is an inactive textual reference only and is not intended to incorporate our website into this Form 10-K). We file our reports with the Securities and Exchange Commission (the "SEC") and make available, free of charge, on or through this website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy and information statements and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

     Any of the materials we file with the SEC may also be read and copied at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. Information on the operation of the SEC's Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

ITEM 1.  BUSINESS

INTRODUCTION

     Hines Horticulture, Inc. ("Hines," the "Company," "we," "our" or "us"), a Delaware corporation, currently produces and distributes horticultural products through its wholly owned subsidiaries, Hines Nurseries, Inc. ("Hines Nurseries") and Enviro-Safe Laboratories, Inc. Unless otherwise specified, references to "Hines" or the "Company" refer to Hines Horticulture, Inc. and its subsidiaries.

     Hines is a leading national supplier of ornamental shrubs, color plants and container-grown plants with 13 commercial nursery facilities located in Arizona, California, Florida, Georgia, New York, Oregon, Pennsylvania, South Carolina and Texas. Hines markets its products to retail and commercial customers throughout the United States and Canada. Hines produces approximately 4,300 varieties of ornamental shrubs and color plants. Hines sells to more than 2,000 retail and commercial customers, representing more than 8,000 outlets throughout the United States and Canada.

     On March 27, 2002, the Company completed the sale of its growing media business, Sun Gro Horticulture, Inc. and its wholly owned subsidiary, Sun Gro Horticulture Canada Ltd. (collectively known as "Sun Gro") to Sun Gro Horticulture Income Fund, a newly-established Canadian income fund. The assets sold included 13 facilities located across Canada and the United States and control of approximately 50,000 acres of peat bogs in Canada. We will no longer harvest, produce or sell peat moss or other growing media soil mixes. We received net proceeds of approximately $125 million from the sale, the majority of which were used to pay down outstanding bank debt.

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

     The following table sets forth information with respect to these acquisitions exclusive of the acquisitions related to Sun Gro:

                 ACQUIRED
DATE             COMPANY            PURCHASE PRICE      LOCATION                     PRINCIPAL PRODUCTS
----------------------------------------------------------------------------------------------------------------------
March 2000       Lovell Farms       $100.0 million      Florida and Georgia          Color bedding plants

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

October 1997     Pacific Color      $1.7 million        California                   Color bedding plants

November 1996    Flynn              $11.7 million       California                   Ornamental plants and
                                                                                     flowering color plants

August 1996      Iverson            $10.3 million       South Carolina               Perennial flowers and plants

January 1995     OGP                $17.6 million       Oregon                       Ornamental, cold-tolerant
                                                                                     plants and flowering color plants

----------------------------------------------------------------------------------------------------------------------

     We have not completed any acquisitions since March 2000.

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

     Hines produces and markets approximately 4,300 varieties of ornamental, container-grown plants grown primarily for outdoor use, most of which are sold under its Hines Nurseries(TM) and Iverson(TM) trade names. The Company grows most of its product categories at several of its nurseries. However, the Company emphasizes certain product categories at particular nurseries depending on the growing climate conducive to a particular product and on regional customer needs. Most of Hines' revenues fall into the following variety categories for the years ended December 31:

PRODUCT CATEGORY           REPRESENTATIVE PRODUCTS                          2003        2002       2001
-------------------------- --------------------------------------------- ----------- ----------- ----------
Evergreens
   Broadleafs              Azalea, boxwood, camellia, euonymous, holly          21%         21%        20%

   Conifers                Pines, spruce, junipers                               7%          7%         6%

Deciduous Plants           Barberry, dogwood, forsythia, spirea                  7%          7%         7%

Flowering Color Plants     Perennials, Annual bedding plants,
                               Tropical flowering plants, bulbs                 60%         59%        66%

Other                      Ferns, trees                                          5%          6%         1%

                                                                         ----------- ----------- ----------
                                                                               100%        100%       100%
                                                                         =========== =========== ==========

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

     To produce annual bedding plants, a nursery either buys and germinates seeds to produce small plants, called "plugs," or purchases plugs from specialized plug producers. The plugs are then transplanted to bedding packs, gallon hanging baskets and containers of various sizes. The growth cycle of color plants is typically less than one year, with many color plants having a growing seasons as short as eight to 16 weeks, allowing certain of the Company's nurseries to produce approximately three to four inventory turns per year. As with ornamental plants, the Company applies controlled watering and fertilizing in order to ensure high quality.

     CUSTOMERS. Our retail customers include home centers, mass merchandisers, independent garden centers and garden center chains. The following table sets forth the estimated percentage of Hines' net sales by customer type for the period indicated:

                                                       YEARS ENDED DECEMBER 31,
                                                     --------------------------
                CUSTOMER TYPE                        2003       2002       2001
                -------------                        ----       ----       ----

Home centers................................          63%        64%        58%
Mass merchandisers..........................          17         17         21
Independent garden centers..................          10         10         11
Garden center chains........................           5          5          5
Re-wholesalers..............................           4          3          4
Landscapers and others......................           1          1          1
                                                    -------    ------     ------

           Total............................         100%       100%       100%
                                                    =====      =====      =====

     Management believes the Company enjoys competitive advantages in selling into this channel due to its ability to provide a broad assortment of consistently high quality products in large volumes, its nationwide distribution and its value-added services such as custom labeling, bar-coding, full electronic data interchange and technical support. Management expects to participate in the overall growth of this channel to a greater extent than its competitors that do not offer such services. Hines' top ten customers accounted for approximately 78%, 78% and 74% of its net sales in 2003, 2002 and 2001, respectively. Hines' largest customer, The Home Depot, accounted for approximately 47%, 47% and 44% of its net sales in 2003, 2002 and 2001, respectively. Hines' next largest customer is Lowe's Companies, Inc., accounted for approximately 12%, 12% and 9% of its net sales in 2003, 2002 and 2001, respectively. No other customer accounts for more than 10% of net sales.

     DISTRIBUTION. Hines distributes its products directly from its nursery sites to its retail customers primarily through common carriers and through the Company's fleet of approximately 214 trucks, 78 of which are owned and the balance of which are leased. The Company believes that common carriers are available to accommodate seasonal delivery peaks. The Company uses a variety of product shipping techniques, such as specialized shelving, protective racks and special loading techniques. Nursery products are distributed nationwide, except color plants, which are typically distributed within a 300-mile radius of each nursery.

     RESEARCH AND DEVELOPMENT; PATENTS AND TRADEMARKS. Hines' product sourcing and development yield unique plant varieties, which are marketed under a trade name and patented whenever possible. The Company applies for patents on plant varieties that are significantly different from existing varieties. Differences among plant varieties may include coloration, size at maturity or hardiness in drought or cold conditions. These varieties command higher prices, provide higher unit margins and enhance the Company's reputation as a product innovator. The Company's expenses associated with research and development are not material and are recorded in selling and distribution expenses.

     The Company has registered numerous trademarks, service marks and logos used in its businesses in the United States and Canada. In addition, the Company has developed and continues to develop specialty plants for which it holds patents registered with the U.S. Patent and Trademark Office. The Company currently holds 47 patents, with 15 patent applications pending. The Company's Management does not believe that the loss of any particular patent would have a material adverse effect on the Company.

     PRODUCTION. Raw materials consist of starter materials, containers and soil mixtures. The Company's Management believes that there are alternate sources of supply readily available.

     SALES AND MARKETING. Most of Hines' facilities have separate sales forces, which include a sales manager, in-house customer service representatives, direct sales consultants and various support personnel. As of December 31, 2003, Hines employed approximately 274 direct sales consultants, key account managers, market area managers and merchandisers. National accounts are serviced through "National Account Task Teams" comprised of a senior management member and direct sales personnel from each nursery supplying the account. Hines also markets its products through trade shows, print advertising in trade journals, direct mail promotion and catalogues.

     COMPETITION. Competition in the nursery products segment of the lawn and garden industry is based principally on the breadth of product offering, consistent product quality and availability, customer service and price. The nursery products segment is highly fragmented. According to the 1997 Census of Agriculture released by the U.S. Department of Agriculture's National Agricultural Statistics Service, the nursery business is comprised of approximately 30,000 primarily small and regionally based growers, with the top 100 growers accounting for approximately 22% of the industry volume. Management believes Hines is one of only two growers able to serve every major regional market in North America, the Company's only national competitor being Monrovia Nursery Company. In each of its markets, Hines competes with regional growers such as Color Spot in the West, Clinton Nurseries in the Northeast, Zelenka Nurseries in the Midwest, Wight Nurseries in the South and many other smaller regional and local growers. Hines' key competitive advantages are its ability to provide consistent, high quality products in large volumes, its nationwide distribution and its value-added services.

 SEASONALITY

     Our business is highly seasonal in nature, with most of sales typically occurring in the first half of the year. In particular, our sales are strongest in the second quarter, which corresponds to the Spring gardening season. In 2003, approximately 75% of net sales and approximately 105% of operating profits occurred in the first half of the year. Additionally, approximately 56% of net sales and approximately 95% of operating profits occurring in the second quarter of 2003. The table below sets forth the Company's quarterly net sales, as a percentage of total year net sales, for the periods indicated:

                                               PERCENTAGE OF TOTAL NET SALES
                                               -----------------------------
                                               2003        2002         2001
                                               ----        ----         ----
                 First Quarter                  17%         21%          21%
                 Second Quarter                 56          54           53
                 Third Quarter                  15          13           13
                 Fourth Quarter                 12          12           13
                                               ----        ----         ----
                                               100%        100%         100%
                                               ====        ====         ====

GOVERNMENT REGULATION

     The Company is subject to certain United States federal, state and local provincial health, safety and environmental laws and regulations regarding the production, storage and transportation of certain products and the disposal of its wastes. The Environmental Protection Agency ("EPA") and similar state and local agencies regulate the Company's operations and activities, including, but not limited to, water runoff and the use of certain pesticides in its nursery operations. In the ordinary course of business, the Company uses substances that are regulated or may be hazardous under environmental laws. The Company does not anticipate that future expenditures for compliance with such environmental laws and regulations will have a material adverse effect on the Company's financial position or results of operations. The Company cannot give any assurance, however, that compliance with such laws and regulations, or compliance with other environmental laws and regulations that may be enacted in the future, will not have an adverse effect on the Company's financial position or results of operations.

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

EMPLOYEES

     As of December 31, 2003, the Company employed approximately 3,540 persons. At its peak, an additional 1,450 seasonal employees are employed. All of the Company's employees are non-union, and the Company's Management believes that its labor relations are good.

ITEM 2.  PROPERTIES

     At December 31, 2003, the Company owned approximately 4,360 acres related to its nursery facilities. In addition, the Company leases approximately 1,150 acres related to its nursery facilities (including leases from Blooming Farm, Inc., an affiliated entity). Approximately 4,000 acres were usable for production, with approximately 2,500 acres currently in production. We believe that its owned and leased facilities are sufficient to meet its operating requirements for the foreseeable future.

     The Company's current facilities are identified in the table below:

LOCATION                               DESCRIPTION                                      STATUS
--------                               -----------                                      ------
Blairsville, Georgia................   43 acre nursery                                  Owned (a)
Chino Valley, Arizona...............   59 acre nursery                                  Owned
Danville, Pennsylvania..............   154 acre nursery                                 Leased (b)
Fallbrook, California...............   261 acre nursery                                 Owned/leased (c)
Forest Grove, Oregon................   1,066 acre nursery                               Owned/leased (d)
Fulshear, Texas.....................   450 acre nursery                                 Owned
Irvine, California..................   542 acre nursery and headquarters                Leased  (e)
Miami, Florida......................   334 acre nursery                                 Owned
Newark, New York....................   37 acre nursery                                  Owned
Northern California.................   1,389 acre nursery                               Owned (f)
Pipersville, Pennsylvania...........   60 acre nursery                                  Owned/leased (g)
San Joaquin Valley, California .....   57 acre nursery                                  Owned/leased (h)
Trenton, South Carolina.............   1,001 acre nursery                               Owned/leased (i)
Utica, New York.....................   65 acre nursery                                  Owned

(a) Blairsville, Georgia is managed by the Miami, Florida location and they are both considered to be a single nursery operation.
(b) 60 acres are year-to-year, 13 acres expire in 2009, 42 acres expire in 2021 and 39 acres expire in 2022.
(c)  We own 248 acres and lease 13 acres at this nursery.
(d)  We own 721 acres and lease 345 acres at this nursery.
(e) 114 acres expire June 2006 and 140 acres expire December 2006. The lease for the remaining acreage does not expire until December 2010.
(f) The Northern California nursery consists of sites in Allendale, Vacaville and Winters, California.
(g)  We own 31 acres and lease 29 acres at this nursery.
(h) The San Joaquin nursery consists of sites in Chowchilla and Madera, California. We own 48 acres and lease 9 acres at this nursery.
(i)  We own 941 acres and lease 60 acres at this nursery.

     In May 2003, we amended the lease for our 479-acre Irvine, California nursery headquarters. Under the amendment, we agreed to vacate 254 acres covered by the lease in 2006 in exchange for an extension of the term of the lease on 170 acres that was set to expire in September 2003 to December 2010 and the lease of an additional 63 acres contiguous to our existing facility from July 2003 to December 2010. Our landlord also agreed to assist with the costs of developing the new acreage and transition costs of up to $4 million, which include payments of $2 million and percentage rent credits of up to $2 million. The landlord also agreed to assist us with our objective of trying to secure beyond 2010 an acceptable nursery property relatively near our current location in Irvine, California, although we cannot be sure that we will accomplish this objective.

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

     In connection with the Company's acquisition of Lovell, the Company agreed, subject to various provisions in the purchase agreement, to make earn-out payments to the sellers of up to approximately $5.0 million for fiscal 2001 if the purchased operations achieved certain performance thresholds. Although the Company determined that the thresholds were not met and no earn-out payment was required, the sellers of Lovell are disputing the Company's determination and have initiated arbitration proceedings against the Company. The sellers also contend that the amount of the earn-out at issue is $7.5 million. As of the date hereof, the two sides have mutually selected an arbitrator, discovery is proceeding and the arbitration hearing has been scheduled to occur during May 2004. The Company intends to vigorously contest this matter and believes it has meritorious defense to the sellers' claims. However, in the event of an adverse determination, the Company could be required to pay all or a portion of the disputed earn-out payment plus other fees and expenses. The amount of such earn-out payment would become part of the purchase price for the assets associated with the acquisition and would be accounted for as goodwill, subject to the impairment testing discussed in "New Accounting Pronouncements" under
Note 1 to the Consolidated Financial Statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 2003.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS

     The Common Stock of Hines currently trades on The Nasdaq National Market under the symbol "HORT." As of March 10, 2004, there were 80 registered holders of record of the Company's Common Stock. The following table sets forth the quarterly high and low share price for the years ended December 31:

2003                                        High               Low
----                                       -------           -------
1st quarter                                 $2.97             $2.00
2nd quarter                                 $2.87             $1.51
3rd quarter                                 $4.34             $1.42
4th quarter                                 $4.75             $3.55

2002                                        High               Low
----                                       -------           -------
1st quarter                                 $4.10             $3.18
2nd quarter                                 $5.25             $3.29
3rd quarter                                 $3.88             $2.70
4th quarter                                 $3.20             $2.42

     Hines has not paid dividends on its Common Stock in the past and does not presently plan to pay dividends on the Common Stock. The payment of dividends is restricted under the terms of the Company's senior credit agreement and senior subordinated note indenture. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

     The Company currently maintains its 1998 Long-Term Equity Incentive Plan (the "1998 Stock Plan") under which Common Stock is authorized for issuance to employees and directors upon the exercise of options. The Company's stockholders have approved this plan. As of December 31, 2003, the Company did not have outstanding any options, warrants or rights under any other equity compensation plan. The following table provides aggregate information regarding the shares of Common Stock that may be issued upon the exercise of options, warrants and rights under all of the Company's equity compensation plans as of December 31, 2003.

                                           Number of securities     Weighted-average    Number of securities remaining
                                             to be issued upon      exercise price of   available for future issuance
                                               exercise of             outstanding        under equity compensation
                                           outstanding options,     options, warrants    plans (excluding securities
                                            warrants and rights        and rights         reflected in column (a))
        Plan Category                              (a)                    (b)                      (c)
----------------------------------------------------------------------------------------------------------------------
EQUITY COMPENSATION PLANS
 APPROVED BY SECURITY HOLDERS:
     1998 Long-Term Equity
     Incentive Plan                                  989,723        $           6.22            2,599,487
EQUITY COMPENSATION PLANS NOT
 APPROVED BY SECURITY HOLDERS:                            --        $             --                   --

                                               --------------                               --------------
                                     Total           989,723                                    2,599,487
                                               ==============                               ==============

     Excluded from the above table are the warrants issued on November 28, 2000 to Madison Dearborn Capital Partners, L.P.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected financial data presented below as of the end of and for each of the years in the five-year period ended December 31, 2003 have been derived from the consolidated financial statements of Hines Horticulture and its subsidiaries. The consolidated financial statements as of December 31, 2003 and 2002, and for each of the years in the three-year period ended December 31, 2003, and the audit report thereon (which contains explanatory paragraphs related to the issues discussed in Note 1 to the consolidated financial statements regarding our sale of the assets of our wholly owned subsidiary Sun Gro Horticulture, Inc. on March 27, 2002 and our adoption of the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," and the provisions of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment of Disposal of Long Lived Assets"), are included elsewhere in this filing. The following financial information is not necessarily indicative of the operating results to be expected in the future and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and notes thereto contained elsewhere in this filing. The following table has been restated to reflect all of the activity of our peat moss and soil mix business as "discontinued operations" and to reclassify losses on early debt extinguishment under SFAS No. 145 previously reported as an extraordinary item to continuing operations.

                                                                              YEAR ENDED DECEMBER 31, (a)
                                                   ---------------------------------------------------------------------------------
                                                       2003              2002             2001             2000             1999
                                                   -------------    -------------    -------------    -------------    -------------
                                                                         (IN THOUSANDS, EXCEPT SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Sales, net                                         $    338,272     $    336,546     $    326,973     $    304,202     $    199,117
Cost of goods sold                                      167,833          166,994          156,490          143,262           93,403
                                                   -------------    -------------    -------------    -------------    -------------
Gross profit                                            170,439          169,552          170,483          160,940          105,714
Operating expenses                                      125,784          122,338          121,975          113,198           76,300
                                                   -------------    -------------    -------------    -------------    -------------
Operating income                                         44,655           47,214           48,508           47,742           29,414
Other expense, primarily interest expense                35,223           33,900           38,188           29,071           13,853
Provision for income taxes                                3,867            5,456            4,627            8,034            6,516
                                                   -------------    -------------    -------------    -------------    -------------
Income from continuing operations (a)                     5,565            7,858            5,693           10,637            9,045
Income (loss) from discontinued operations (b),
  net of tax (benefit) expense of ($2,785),
  $10,442, $11,316, ($4,225) and $2,128                   4,148           (5,413)          (2,268)           1,801            6,375

Cumulative effect of change in accounting
  principle (c), net of tax of $23,609                       --          (55,148)              --               --               --
                                                   -------------    -------------    -------------    -------------    -------------
Net income (loss)                                  $      9,713     $    (52,703)    $      3,425     $     12,438     $     15,420
                                                   =============    =============    =============    =============    =============

EARNINGS PER SHARE:
     Income from continuing operations
          Basic                                    $       0.25     $       0.36     $       0.26     $       0.48    $       0.41
          Diluted                                  $       0.25     $       0.36     $       0.26     $       0.48    $       0.41
     Net income (loss)
          Basic                                    $       0.44     $      (2.39)    $       0.16     $       0.56    $       0.70
          Diluted                                  $       0.44     $      (2.39)    $       0.16     $       0.56    $       0.70

Weighted average shares outstanding
  - Basic                                            22,072,549       22,072,549       22,072,549       22,072,549      22,072,549
Weighted average shares outstanding
  - Diluted                                          22,072,549       22,078,012       22,091,208       22,072,549      22,072,549

SUMMARY CASH FLOW DATA:
Net cash provided by operating activities          $     22,693     $     29,712     $     26,551     $      2,838     $     14,693
Net cash provided by (used in) investing
  activities                                              2,464          109,738          (28,886)        (149,761)         (46,525)
Net cash (used in) provided by financing
  activities                                            (25,157)        (139,450)           2,335          146,923           31,317

SUPPLEMENTAL DATA:
Depreciation and amortization                      $      9,394     $      8,565     $     12,436     $     10,582     $      6,709
Capital expenditures                                      5,589            7,209           18,178           29,686           15,953
Ratio of earnings to fixed charges (d)                     1.3x             1.4x             1.3x             1.6x            2.0x

BALANCE SHEET DATA (AT END OF PERIOD):
Cash and cash equivalents                          $         --     $         --     $         --     $         --     $         --
Working capital                                          61,976           12,051          (41,086)          14,898           54,042
Short-term debt                                          36,107           90,335          143,159           97,696           43,419
Total assets                                            402,208          405,812          610,144          599,385          418,781
Long-term debt                                          209,287          164,829          209,639          251,823          149,775
Shareholders' equity                                     52,730           41,802           88,745           87,407           74,750

                                                                 9

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

(b) On March 27, 2002, we sold Sun Gro, our peat moss and soil mix business, for net proceeds of approximately $125,000, the majority of which we used to repay indebtedness. Our consolidated financial statements in this filing reflect the financial position, results of operations and cash flows of the Sun Gro business as "discontinued operations." In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets," we have restated our consolidated financial statements to reflect the financial position, results of operations and cash flows of the Sun Gro business as "discontinued operations." For the year ended December 31, 2003, we recognized a $4,148 gain, net of tax, from the sale. For the year ended December 31, 2002, we recognized a $5,562 loss, net of tax, from the sale and a $149 gain, net of tax, from the operations through the date of the sale. For the years ended December 31, 2001, 2000 and 1999, the income
     (loss) from discontinued operations of $(2,268), $1,801 and $6,375, respectively, represents the income (loss) from the operations of those periods.

(c) The cumulative effect of change in accounting principle for the year ended December 31, 2002 of $55,148, net of tax, represents the goodwill impairment charge resulting from the Company's adoption of SFAS No. 142.

(d) The ratio of earnings to fixed charges is unaudited for all periods presented. For the purpose of calculating the ratios of earnings to fixed charges, earnings consist of net income (loss) plus income taxes and fixed charges, and exclude the cumulative effect of a change in accounting principle. Fixed charges consist of interest expense, amortization of debt issuance costs and the estimated portion of rental expenses deemed a reasonable approximation of the interest factor. For the years ended December 31, 2003, 2002, 2001, 2000 and 1999, earnings exceeded fixed charges by $9,432, $13,314, $10,320, $18,671 and $15,561, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with our consolidated financial statements and related notes included in Item 8 of this Annual Report on Form 10-K. This discussion contains trend analyses and other forward-looking statements that involve risks and uncertainties. Such risks and uncertainties are discussed at "Cautionary Statement for Purposes of the Safe Harbor Provision of the Private Securities Litigation Reform Act of 1995" and under the heading "Forward-Looking Statements and Factors That May Affect Our Future Results" in this Annual Report on Form 10-K.

OVERVIEW

     We are a leading national supplier of ornamental shrubs, color plants and container-grown plants with 13 commercial nursery facilities located in Arizona, California, Florida, Georgia, New York, Oregon, Pennsylvania, South Carolina and Texas. We produce approximately 4,300 varieties of ornamental shrubs and color plants and we sell to more than 2,000 retail and commercial customers, representing more than 8,000 outlets throughout the United States and Canada. Hines Horticulture, Inc. produces and distributes horticultural products through its wholly-owned subsidiaries, Hines Nurseries and Enviro-Safe Laboratories, Inc.

REFINANCING

     On September 30, 2003, we refinanced substantially all of our outstanding debt (the "Refinancing"), which included the issuance of $175 million of 10.25% Senior Notes ("Notes") due in 2011 and an amended and restated Senior Credit Facility ("Senior Credit Facility") that expires in 2008. Our Senior Credit Facility consists of a revolving facility with availability of up to $145 million (subject to certain borrowing base limits) and a term loan facility of up to $40 million. Our Refinancing enables us to extend the maturity of our previous debt, which we believe will provide us with greater financial and operating flexibility in the future. For additional information concerning our Notes and Senior Credit Facility, see "Liquidity and Capital Resources."

DISCONTINUED OPERATIONS

     In March 2002, we completed the sale of Sun Gro Horticulture, which we refer to as Sun Gro, to a newly established Canadian income fund. We received net proceeds of approximately $125 million from the sale, which includes the tax refunds from the Canadian Customs & Revenue Authority ("CCRA") recorded in the fourth quarter of 2002 and third quarter of 2003, the majority of which were used to pay down outstanding indebtedness. As a result of the sale of Sun Gro, we no longer harvest or produce peat moss or other growing soil mixes. Our consolidated financial statements included in this Form 10-K for 2003 reflect the financial position, results of operations and cash flows of Sun Gro as discontinued operations.

UNITED STATES TAX MATTERS

     As a result of our business activities, we qualify for a special exception under the U.S. federal tax code that allows us to use the cash method of accounting for federal income tax purposes. Under the cash method, sales are included in taxable income when payments are received and expenses are deducted as they are paid. We derive significant tax benefits by being able to deduct the cost of inventory as the cost is incurred. As a result of our ability to utilize the cash method of accounting, we have historically generated net operating losses for federal income tax purposes and have not been required to pay cash income taxes. At December 31, 2003, we had $26.9 million in net operating loss carryforwards for federal income tax purposes.

     Based on our current projections, we anticipate that we will incur tax liability and begin paying cash income taxes for federal purposes in 2006. We are currently paying cash income taxes for state income tax purposes in certain states due to the differing rules regarding the utilization of net operating losses.

     Although the use of the cash method of accounting for federal income taxes defers the payment of federal income taxes, the deferral of such taxes produces a current liability for accounting purposes. At December 31, 2003, we had a current deferred liability for deferred income taxes of $65.2 million. The liability is deemed current for accounting purposes because the majority of the items to which this liability relates are comprised of current assets and current liabilities in our balance sheet (such as inventory, accounts receivable and accounts payable). The classification of this liability as a current item, however, does not mean that it is required to be paid within the next twelve months.

CANADIAN TAX MATTERS

     In connection with the sale of Sun Gro, the CCRA required that approximately $13.1 million Canadian of the gross proceeds from the transaction be withheld in an escrow account pending the determination of whether certain aspects of the sale were taxable for Canadian purposes. The proceeds withheld were not included in the initial measurement of the loss on the sale of Sun Gro. On November 7, 2002, we filed a tax return, submitted a tax payment of $8.2 million Canadian from the escrow funds and submitted a claim for refund on the basis that the transaction is exempt from tax for Canadian purposes. The balance of the escrow funds of $4.9 million Canadian (US $3.1 million) was then remitted to us and was recorded in the fourth quarter of 2002 as an adjustment to the loss on the sale of Sun Gro. On September 30, 2003, the CCRA completed its assessment of our tax return in which it determined that the transaction was exempt from tax for Canadian purposes and issued a refund to us of all tax paid, plus accrued interest. We received the refund check of $8.7 million Canadian (US $6.3 million) on October 2, 2003 and recorded it in the third quarter of 2003 as an adjustment to the loss on the sale of Sun Gro.

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

RECENT DEVELOPMENTS

     On March 9, 2004, two California nurseries, which we do not own or operate, tested positive for Sudden Oak Death ("SOD"), also referred to as Phytophthora. ramorum ("P. ramorum"). As a result of these findings, certain states declared a quarantine on all plant material coming from California and several others imposed a quarantine on SOD host and associated host plants only. On March 19, 2004, we took the precautionary measure of voluntarily suspending the shipment of all SOD host and associated host plants grown in our California facilities pending the results of the joint California Department of Food & Agriculture ("CDFA") and U.S. Department of Agriculture ("USDA") testing of our facilities. On March 26, 2004, we were notified by the CDFA that all of our California growing facilities had tested negative for P. ramorum and, as a result, the CDFA and the USDA subsequently issued compliance agreements to our Fallbrook and Irvine facilities, allowing us to ship host and associated host plants. For additional information concerning SOD, see "Risks Related to Our Business."

RESULTS OF OPERATIONS

FISCAL YEAR ENDED DECEMBER 31, 2003 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2002

     NET SALES. Net sales of $338.3 million for the fiscal year ended December 31, 2003 increased $1.7 million, or 0.5%, from net sales of $336.5 million in 2002. The increase was driven primarily by strong sales of patio-ready type products due to improved market penetration in the Midwest and Northeast markets, increased sales of bedding plants in the South, and expanded sales of shrubs and perennials in the Rocky Mountain and Midwest markets. These increases were partially offset by the soft retail environment we experienced during the first quarter of 2003 and sluggish sales during the first six months of the year in the Midwest and Northeast resulting from cold, wet weather that persisted late into Spring. Sales were also down for bedding plants in Colorado and the Southwest during the period, primarily due to overcapacity in the market.

     GROSS PROFIT. Gross profit of $170.4 million for the fiscal year ended December 31, 2003 increased $0.9 million, or 0.5%, from gross profit of $169.6 million in 2002 due mainly to higher sales as discussed above. As a percent of net sales, gross profit in 2003 remained unchanged at 50.4% from 2002. Better inventory management through our store service programs and certain changes in product mix improved our gross margins throughout the year. However, during the second half of the year, increased scrap rates for bedding plants and the need for selective price discounting countered any increase in year over year gross margins.

     SELLING AND DISTRIBUTION EXPENSES. Selling and distribution expenses of $101.6 million for the fiscal year ended December 31, 2003 increased $2.4 million, or 2.4%, from $99.2 million in 2002. The increase was due mainly to higher sales and higher distribution costs. Distribution costs increased by $1.8 million, or 2.6%, from 2002 as a result of higher fuel prices and escalating common carrier costs.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses of $22.6 million for the fiscal year ended December 31, 2003 decreased $3.4 million, or 13.1%, from $26.0 million in 2002. The decrease was primarily due to our efforts to control costs, improve efficiencies, and a reduction in salary expense that resulted from the management changes that took place in late 2002 and early 2003, as discussed below.

     OTHER OPERATING LOSS (INCOME) AND SEVERANCE COSTS. Other operating expenses of $1.6 million for the fiscal year ended December 31, 2003 primarily represents severances costs associated with the resignation of our former Chief Executive Officer in February of 2003 of $1.2 million and the elimination of certain other positions during the year of $0.4 million. Other operating income of $2.8 million for the fiscal year ended December 31, 2002 primarily represents the net gain from the sale of our property in Hillsboro, Oregon during the first quarter of 2002.

     OPERATING INCOME. Operating income of $44.7 million for the fiscal year ended December 31, 2003 decreased $2.6 million, or 5.4% from $47.2 million in 2002. This decline was primarily due to the change in other operating loss, severance costs and the increase in selling and distribution costs offset by the decline in general and administrative expenses. As a percentage of net sales, operating income decreased to 13.2% from 14.0%.

     OTHER EXPENSES. Other expenses of $35.2 million for the fiscal year ended December 31, 2003 increased $1.3 million, or 3.9%, from $33.9 million in 2002. The increase was mainly due to the $9.2 million loss on debt extinguishment during the third quarter. This loss was partially offset by the impact of the mark to market adjustment on our interest rate swap and lower interest expense during 2003. Financing costs for 2003 included income of $2.7 million relating to the fair value adjustment of the interest rate swap agreement compared with a loss of $2.6 million in 2002. Interest expense for the fiscal year ended December 31, 2003 decreased by $0.3 million from 2002.

     INCOME TAX PROVISION. Our effective income tax rate for the fiscal year ended December 31, 2003 was 41.0%, unchanged from 2002.

     INCOME FROM CONTINUING OPERATIONS. Income from continuing operations of $5.6 million for the fiscal year ended December 31, 2003 decreased $2.3 million, or 29.1%, from $7.9 million in 2002. The decrease was due primarily to the changes affecting operating income and other expenses, as discussed above.

     INCOME (LOSS) FROM DISCONTINUED OPERATIONS. Income from discontinued operations of $4.1 million for the fiscal year ended December 31, 2003, represents the after tax portion of the $6.3 million received as a result of collecting the receivable for withheld Canadian income taxes from the Canadian government, as discussed above in the section entitled "Canadian Tax Matters." The $6.3 million received included the collection of the $5.1 million receivable for previously withheld Canadian income taxes and $1.2 million due to the favorable exchange rate at the time the receivable was collected. The loss from discontinued operations of $5.4 million in 2002 is from the sale of Sun Gro, as discussed above in the section entitled "Discontinued Operations."

     CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE. The cumulative effect of change in accounting principle of $55.1 million for the fiscal year ended December 31, 2002 represents the goodwill impairment charge, net of tax, resulting from our adoption of SFAS No. 142. We valued both the tangible and intangible assets and liabilities as of January 1, 2002. The difference between the implied fair value of goodwill and the book value goodwill led to a pre-tax charge of $78.8 million. A $23.6 million tax benefit was recorded in connection with the charge. Our measurement of the fair value of the goodwill was based on the market capitalization of our common stock over a reasonable period of time, including a control premium. Accordingly, the primary factor contributing to the impairment charge was the overall deterioration in our stock price and our substantial leverage. There was no comparable charge in 2003.

FISCAL YEAR ENDED DECEMBER 31, 2002 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2001.

     NET SALES. Net sales of $336.5 million for the fiscal year ended December 31, 2002 increased $9.5 million, or 2.9%, from net sales of $327.0 million in 2001. The increase was due primarily to increased sales volume resulting from strong sales generated by our West Coast operations, successful in-store service programs in the Northeast markets and strong sales of perennials. Sales generated by our West Coast operations were strong because of product line changes, while increased sales in the Northeast were driven by the expansion of successful in-store service programs. These programs enable us to offer a broader selection of green goods and streamline ordering and in-store merchandising activities with our customers. This was somewhat offset by sluggish sales in Arizona, Texas and the Southeast, which resulted primarily from overcapacity of green goods in the market. In addition, given Kmart's uncertain financial situation, we reduced our sales to the large retailer for the fiscal year ended December 31, 2002 by approximately $8.6 million from the previous year.

     GROSS PROFIT. Gross profit of $169.6 million for the fiscal year ended December 31, 2002 decreased $0.9 million, or 0.5%, from $170.5 million in 2001. As a percentage of net sales, gross margins decreased to 50.4% from 52.1% mainly due to the lower sales in our Southeast markets, which typically carry higher margins, and increased scrap rates primarily related to the lower Kmart sales and higher unit production costs in the nursery operations.

     SELLING AND DISTRIBUTION EXPENSES. Selling and distribution expenses of $99.2 million for the fiscal year ended December 31, 2002 increased $5.1 million, or 5.4%, from $94.1 million in 2001. The increase was primarily attributable to the higher sales, additional sales and merchandising personnel and higher distribution costs. Distribution costs increased by $4.4 million, or 6.7%, from 2001 due mainly to our transition to a unitized delivery mode for many of our nursery products.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses of $26.0 million for the fiscal year ended December 31, 2002 increased $0.6 million, or 2.4%, from $25.4 million in 2001. The change was due mainly to an increase in bad debt expense relating to the Kmart pre-Chapter 11 receivable, higher costs associated with our continued implementation of our Oracle system and severance costs associated with the elimination of certain administrative positions somewhat offset by the reduction in salary costs related to the elimination of these positions.

     OTHER OPERATING INCOME. Other operating income of $2.8 million for the fiscal year ended December 31, 2002 increased $1.6 million, or 133.3%, from $1.2 million in 2001. The increase was primarily due to the net gain from the sale of our property in Hillsboro, Oregon and the gain on sale of fixed assets, partially offset by the write-off of software we no longer use.

     AMORTIZATION OF GOODWILL. Goodwill amortization for the fiscal year ended December 31, 2002 of $0 decreased $3.7 million, or 100%, from $3.7 million in 2001. The decrease was entirely due to the adoption of SFAS No. 142, which discontinued the amortization of goodwill.

     OPERATING INCOME. Operating income of $47.2 million for the fiscal year ended December 31, 2002 decreased $1.3 million, or 2.7%, from $48.5 million in 2001. As a percentage of net sales, operating income decreased to 14.0% from 14.8%. The decrease was due mainly to the lower gross margins and higher selling and distribution costs discussed above and was offset by ceasing the amortization of goodwill in 2002 under the provisions of SFAS No. 142.

     OTHER EXPENSES. Other expenses of $33.9 million for the fiscal year ended December 31, 2002 decreased $4.3 million, or 11.2%, from $38.2 million in 2001. The decrease was primarily attributable to lower interest expenses and a fair value charge of $2.6 million relating to our $75.0 million interest rate swap agreement as compared to a charge of $4.1 million for 2001. This adjustment results from the quarterly change in the swap's valuation, which is based on long-term interest rate expectations. Other expenses include interest expense of $25.2 million and $29.3 million for the years ended December 31, 2002 and 2001, respectively. The decrease in interest expense in 2002 resulted from using the net proceeds from the sale of the Sun Gro business and the sale of the Oregon land to reduce debt.

     INCOME TAX PROVISION. Our effective income tax rate was 41.0% and 44.8% for the years ended December 31, 2002 and 2001, respectively. The decline in the effective income tax rate from 2001 to 2002 was due to the adoption of SFAS No. 142, which discontinued the amortization of goodwill.

     INCOME FROM CONTINUING OPERATIONS. Income from continuing operations of $7.9 million for the fiscal year ended December 31, 2002 increased $2.2 million, or 38.6%, from $5.7 million in 2001. The increase was mainly due to lower other expenses, the net gain from the sale of the Oregon land recorded as other operating income and our ceasing the amortization of goodwill under the provisions of SFAS No. 142, as discussed above.

     (LOSS) FROM DISCONTINUED OPERATIONS. The loss from discontinued operations of $5.4 million for the fiscal year ended December 31, 2002 includes a loss of

$5.5 million, net of tax, from the sale of the Sun Gro business and a gain of $0.1 million from the operations of Sun Gro through the date of sale. The loss from discontinued operations of $2.3 million for the fiscal year ended December 31, 2001 is comprised entirely of a loss from the operations of Sun Gro.

     CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE. The cumulative effect of change in accounting principle of $55.1 million for the fiscal year ended December 31, 2002 represents the goodwill impairment charge, net of tax, resulting from our adoption of SFAS No. 142. We valued both the tangible and intangible assets and liabilities as of January 1, 2002. The difference between the implied fair value of goodwill and the book value goodwill led to a pre-tax charge of $78.8 million. A $23.6 million tax benefit was recorded in connection with the charge. Our measurement of the fair value of the goodwill was based on the market capitalization of our common stock over a reasonable period of time, including a control premium. Accordingly, the primary factor contributing to the impairment charge was the overall deterioration in our stock price and our substantial leverage.

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

     Net cash provided by operating activities was $22.7 million for the fiscal year ended December 31, 2003 compared to $29.7 million for 2002 mainly due to larger increases in working capital in 2003 compared to 2002. The increase in working capital was primarily related to a lower level of accounts payable and accrued liabilities and interest at December 31, 2003 compared to the prior year period. The decrease in accounts payable during 2003 was impacted by the cost management initiatives undertaken during the year and the reorganization that took place in late 2002 and early 2003. The lower level of accrued interest at December 31, 2003 resulted mainly from the Refinancing, which required payment of all accrued interest relating to our old credit facility and previously outstanding 12.75% senior subordinated notes. The increase in working capital was also affected to a lesser degree by an increase in prepaid expenses during 2003 compared to the prior year.

     Net cash provided by investing activities was $2.5 million for the fiscal year ended December 31, 2003 compared to net cash provided by investing activities of $109.7 million for 2002. The decrease was mainly due to the impact of certain events during the first quarter of 2002, which primarily included the proceeds received from the sale of Sun Gro and the sale of the Minter Bridge property in Oregon of $123.4 million and $3.1 million, respectively.

     Our capital expenditures were $5.6 million for the fiscal year ended December 31, 2003 compared to capital expenditures of $7.2 million in 2002. The capital expenditures for the fiscal year ended December 31, 2003 primarily included the purchase of nursery related machinery and equipment.

     Net cash used in financing activities was $25.1 million for the fiscal year ended December 31, 2003 compared to $139.5 million for 2002. The improvement was primarily related to the impact of the Refinancing during the third quarter of 2003 and the impact of certain items during the first quarter of 2002. As part of the Refinancing during the third quarter of 2003, proceeds from the issuance of new debt helped to offset the repayments of existing debt, the payment of deferred financing fees and the early redemption premium on the 12.75% senior subordinated notes. The first quarter of 2002 was impacted by the use of the proceeds from the sale of Sun Gro and the sale of the Oregon property to pay down existing bank debt and to pay deferred financing costs.

     We typically draw down our revolving credit facilities in the first and fourth quarters to fund our seasonal inventory buildup and seasonal operating expenses. Approximately 75% of our sales occur in the first half of the year, generally allowing us to reduce borrowing under our revolving credit facilities in the second and third quarters. On December 31, 2003, we had $30.3 million of borrowings under our new working capital revolver, resulting in unused borrowing capacity of $38.1 million after applying the borrowing base limitations to our available borrowings.

     At December 31, 2003, we had total indebtedness outstanding of $245.4 million.

     We do not have any off balance sheet financing or any financial arrangements with related parties, other than operating leases. The following table discloses aggregate information about our contractual obligations and commercial commitments as of December 31, 2003.

                                                                               Payments Due by Period
                                                           -------------------------------------------------------------------
Contractual Cash Obligations                 Total         Less than 1 year      1-3 years        4-5 years     After 5 years
--------------------------------------  ----------------   ----------------   ---------------   -------------   --------------
                                                                              (in millions)
New term loan                           $          40.0    $           5.7    $         17.1    $       17.2    $           -
Revolving facility                                 30.3               30.3                 -               -                -
Senior notes                                      175.0                  -                 -               -            175.0
Other obligations                                   0.1                0.1                 -               -                -
Operating leases                                   20.5                4.7               8.1             1.2              6.5
                                        ----------------   ----------------   ---------------   -------------   --------------
                Total                   $         265.9    $          40.8    $         25.2    $       18.4    $       181.5
                                        ================   ================   ===============   =============   ==============

     We believe that cash generated by operations and from borrowings expected to be available under our Senior Credit Facility will be sufficient to meet our anticipated working capital, capital expenditures and debt service requirements for at least the next twelve months.

     The following is a summary of certain material terms of our Senior Credit Facility and Hines Nurseries' 10.25% Senior Notes due 2011.

 OUR SENIOR CREDIT FACILITY

     We entered into our Senior Credit Facility on September 30, 2003. Hines Nurseries and its domestic operating subsidiaries are borrowers under the Senior Credit Facility. The credit facility consists of (i) a revolving facility with availability of up to $145 million (subject to borrowing base limits) and (ii) a term loan facility of up to $40 million. The revolving facility also permits us to obtain letters of credit up to a sub-limit. The term loan facility was drawn down in full in connection with our Refinancing. The Senior Credit Facility matures on September 30, 2008.

     GUARANTEES; COLLATERAL. Obligations under the Senior Credit Facility are guaranteed by us and any of our domestic subsidiaries that are not borrowers under the new credit facility. Borrowings under the Senior Credit Facility are collateralized by substantially all of our assets.

     RESTRICTIONS; COVENANTS. The Senior Credit Facility places various restrictions on Hines Nurseries and its subsidiaries, including, but not limited to, limitations on our ability to incur additional debt, pay dividends or make distributions, sell assets or make investments. The Senior Credit Facility specifically restricts Hines Nurseries and its subsidiaries from making distributions to Hines Horticulture. Distributions to Hines Horticulture are limited to (i) payments covering customary general and administrative expenses, not to exceed $0.5 million in any fiscal year, (ii) payments to discharge any consolidated tax liabilities, (iii) and payments, not to exceed as much as $8.3 million in any fiscal year or $9.3 million over the term of the Senior Credit Facility, to enable Hines Horticulture to repurchase its own outstanding common stock from holders other than our majority shareholder. Dividends to Hines Horticulture are disallowed under the Senior Credit Facility.

     The Senior Credit Facility requires Hines Nurseries and its subsidiaries to meet specific covenants and financial ratios, including a minimum fixed charge coverage test, a maximum leverage test and a maximum capital expenditure test. The new Senior Credit Facility contains customary representations and warranties and customary events of default and other covenants. As of December 31, 2003, we were in compliance with all covenants.

     INTEREST RATE; FEES. The interest rate on the loans under the Senior Credit Facility may be, at our option, prime rate loans or London Inter Bank Offering Rate ("LIBOR") rate loans. Prime rate loans under the revolving loan facility bear interest at the prime lending rate plus an additional amount that ranges from 0.75% to 1.75%, depending on our consolidated leverage ratio. Prime rate loans under the term loan bear interest at the prime lending rate plus an additional amount that ranges from 1.25% to 2.25%, depending on our consolidated leverage ratio. Currently, the applicable margin for prime rate loans is (i) 1.75% for the new revolving loan facility and (ii) 2.25% for the new term loan.

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

     BORROWING BASE. Availability of borrowing under the revolving facility are subject to a borrowing base consisting of the sum of (i) 85% of eligible accounts receivable plus (ii) the lesser of (x) up to 55% of eligible inventory or (y) 85% of the appraised net orderly liquidation value of eligible inventory.

     We must deliver borrowing base certificates and reports at least monthly. The borrowing base also may be subject to certain other adjustments and reserves to be determined by the agent. Eligible accounts receivable of both The Home Depot, our largest customer, and Lowe's Companies, Inc., our second largest customer, may not exceed 30% of total eligible accounts receivable at any time.

     REPAYMENT. Under the terms of the Senior Credit Facility, no principal payments were due for the term loan in 2003. Amortization payments of $1.9 million on the term loan will be required at the end of our second, third and fourth fiscal quarters beginning with June 30, 2004, with the full remaining balance payable on the last installment date. Subject to certain exceptions, 100% of the net cash proceeds we receive from certain asset dispositions and issuances of debt, 50% of the net cash proceeds we receive from issuances of equity and 25% of excess cash flow (beginning in 2004) are required to be applied to repay the term loan facility and are to be applied on a pro rata basis to all scheduled installments of the term loan facility. The Senior Credit Facility may also be voluntarily prepaid at any time without premium or penalty.

OUR SENIOR NOTES

     On September 30, 2003, Hines Nurseries issued $175.0 million of Senior Notes that mature on October 1, 2011. The Notes bear interest at the rate of 10.25% per annum and will be payable semi-annually in arrears on each April 1 and October 1, commencing April 1, 2004.

     GUARANTEES. Hines Horticulture and each of its domestic subsidiaries, subject to certain exceptions, has, jointly and severally, fully and unconditionally guaranteed, on a senior unsecured basis, the obligations of Hines Nurseries under the Notes.

     REDEMPTION. Prior to October 1, 2006, up to 35% of the aggregate principal amount of the Notes may be redeemed with the net cash proceeds from one or more public equity offerings, at our option, at a redemption price of 110.250% of the principal amount thereof plus accrued interest, if any, to the date of redemption. On or after October 1, 2007, we are entitled, at our option, to redeem all or a portion of the Notes at redemption prices ranging from 100.000% to 105.125%, depending on the redemption date, plus accrued and unpaid interest.

     RESTRICTIONS. The indenture pursuant to which the Notes were issued imposes a number of restrictions on Hines Nurseries and our other subsidiaries. Subject to certain exceptions, we may not incur additional indebtedness, make certain restricted payments, make certain asset dispositions, incur additional liens or enter into significant transactions. A breach of material term of the indenture or other material indebtedness that results in acceleration of the indebtedness under the Notes also constitutes an event of default under our Senior Credit Facility.

     REPURCHASE ON A CHANGE IN CONTROL. The Notes contain a put option whereby the holders have the right to put the Notes back to us at 101.000% of the principal amount thereof on the date of purchase, plus accrued and unpaid interest if a change of control occurs.

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

     ALLOWANCE FOR DOUBTFUL ACCOUNTS. The allowance for doubtful accounts is maintained at a level believed by management to adequately reflect the probable losses in the trade receivable due to customer defaults, insolvencies or bankruptcies. The provision is established by management using the following criteria: customer credit history, customer current credit rating and other relevant factors. The provision is re-evaluated on a quarterly basis. Provisions to bad debt expense charged against income increase the allowance. All recoveries on trade receivables previously charged off are credited to the accounts receivable recovery account charged against income, while direct charge-offs of trade receivables are deducted from the allowance.

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

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149"). The statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. This statement amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133), for decisions made as part of the Derivatives Implementation Group process that effectively required amendments to SFAS No. 133, in connection with other Board projects dealing with financial instruments and in connection with implementation issues raised in relation to the application of the definition of a derivative. The adoption of SFAS No. 149 on July 1, 2003 did not have an impact on our financial position, results of operations or cash flows.

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

NEW ACCOUNTING PRONOUNCEMENTS

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51" ("FIN 46"). The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights ("variable interest entities") and to determine when and which business enterprise ("primary beneficiary") should consolidate the variable interest entity. FIN 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among the parties involved. Variable interest entities that effectively disperse risks will not be consolidated unless a single party holds an interest or combination of interests that effectively recombines risks that were previously dispersed. In addition, FIN 46 requires that the primary beneficiary, as well as all other enterprises with a significant variable interest in a variable interest entity, make additional disclosures. Certain disclosure requirements of FIN 46 were effective for financial statements issued after January 31, 2003. In December 2003, the FASB revised FIN 46 ("FIN 46R") to address certain FIN 46 implementation issues. The revised provisions are applicable no later than the first reporting period ending after March 15, 2004. We do not believe that the adoption of FIN 46 and FIN 46R will have a material effect on our consolidated financial statements.

EFFECTS OF INFLATION

     Management believes the Company's results of operations have not been materially impacted by inflation over the past three years.

FORWARD-LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT OUR FUTURE RESULTS

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

     The forward-looking statements that we make in our Annual Report, Forms 10-K and 10-Q and in other contexts represent challenging goals for our Company, and the achievement of these goals and our operations are subject to a variety of risks and assumptions and numerous factors beyond our control. Important factors that could cause actual results to differ materially from the forward-looking statements we make are described below. The following factors that may affect our future results should not be considered a definitive list of all risks associated with our operations and should be read in conjunction with the risks and uncertainties contained in our other filings with the Securities and Exchange Commission.

RISKS RELATED TO OUR CAPITAL STRUCTURE

WE HAVE A SUBSTANTIAL AMOUNT OF DEBT OUTSTANDING, WHICH COULD HURT OUR FUTURE PROSPECTS AND PREVENT US FROM FULFILLING OUR DEBT OBLIGATIONS.

     We have a significant amount of debt outstanding. As of December 31, 2003, we had total consolidated debt outstanding of $245.4 million. This debt may have several important consequences for the holders of the Notes. As it could:

          o make it more difficult for us to satisfy our obligations, including making scheduled interest payments under the Notes and other debt obligations;

          o    limit our ability to obtain additional financing;

          o increase our vulnerability to adverse general economic conditions and commercial nursery industry conditions, including changes in interest rates;

          o require us to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing the availability of our cash flow for other purposes;

          o limit our flexibility in planning for, or reacting to, changes in our business and the commercial nursery industry; and

          o place us at a competitive disadvantage compared to our competitors that have less debt.

IF WE INCUR ADDITIONAL DEBT, THE RISKS RELATED TO OUR SUBSTANTIAL AMOUNT OF DEBT COULD INCREASE.

     In the future, we may be able to incur substantially more debt, subject to certain covenants contained in our Senior Credit Facility and the indenture governing our Notes. Our Senior Credit Facility permits additional borrowings and all of those borrowings are collateralized by substantially all of our assets and are effectively senior to the Notes and the guarantees to the extent of the value of the collateral. If we incur new debt, the related risks that we now face could intensify.

THE TERMS OF OUR DEBT MAY LIMIT OUR ABILITY TO PLAN FOR OR RESPOND TO CHANGES IN OUR BUSINESS.

     Our Senior Credit Facility and the indenture governing the Notes issued by Hines Nurseries contain covenants that restrict our ability to, among other things:

          o    incur additional debt or issue certain preferred stock;

          o pay dividends or distributions on, or redeem or repurchase, capital stock;

          o    create liens or negative pledges with respect to our assets;

          o    make investments, loans or advances;

          o    make capital expenditures;

          o issue, sell or allow distributions on capital stock of specified subsidiaries;

          o    enter into sale and leaseback transactions;

          o    prepay or defease specified debt;

          o    enter into transactions with affiliates;

          o    enter into specified hedging arrangements;

          o    merge, consolidate or sell our assets; or

          o engage in any business other than the commercial nursery business.

     These covenants may affect our ability to operate our business, may limit our ability to take advantage of business opportunities as they arise and may adversely affect the conduct of our current business. A breach of a covenant in our debt instruments could cause acceleration of a significant portion of our outstanding indebtedness.

REPAYMENT OF THE PRINCIPAL OF THE NOTES AND OUR OTHER DEBT MAY REQUIRE ADDITIONAL FINANCING. WE ARE NOT CERTAIN OF THE SOURCE OR AVAILABILITY OF ANY SUCH FINANCING AT THIS TIME.

     Our anticipated operating cash flows will not be sufficient to repay the principal of the Notes and our other debt. Accordingly, in order to pay the principal of the Notes and our other debt, we will be required to refinance our debt, sell our equity securities, sell our assets or take other actions. The foregoing actions may not enable us to pay the principal of the Notes or such other debt or may not be permitted by the terms of our debt instruments then in effect.

RISKS RELATED TO OUR BUSINESS

OUR PRODUCTION OF PLANTS MAY BE ADVERSELY AFFECTED BY A NUMBER OF AGRICULTURAL FACTORS BEYOND OUR CONTROL.

     Our production of plants may be adversely affected by a number of agricultural risks, including disease, pests, freezing conditions, snow, drought or other inclement weather, and improper use of pesticides or herbicides. These factors could cause production difficulties which could damage or reduce our inventory, resulting in sales, profit and operating cash flow declines, which could be material.

INCREASES IN WATER PRICES OR INSUFFICIENT AVAILABILITY OF WATER COULD ADVERSELY AFFECT OUR PLANT PRODUCTION, RESULTING IN REDUCED SALES AND PROFITABILITY.

     Plant production depends upon the availability of water. Our nurseries receive their water from a variety of sources, including on-site wells, creeks, reservoirs and holding ponds, municipal water districts and irrigation water supplied to local districts by facilities owned and operated by the United

States acting through the Department of Interior Bureau of Reclamation. The loss or reduction of access to water at any of our nurseries could have a material adverse effect on our business, results from operations and operating cash flows. In addition, increases in our costs for water could adversely impact our profitability and operating cash flows.

     Our nursery in Arizona receives its water from on-site wells. Under Arizona's Groundwater Management Act, these wells have been issued "grandfathered non-irrigation water" permits, which limit the amount of groundwater we can use. The availability of water depends on the groundwater aquifer, which at this time, we believe is adequate to supply our needs for this nursery as it is currently operated.

     Our Northern California and Oregon nurseries rely primarily on surface water supplies and, therefore, may experience fluctuations in available water supplies and serious reductions in their supplies of surface water in the event of prolonged droughts. If such reductions occur, those nurseries would have to rely on backup water supplies which are more costly than surface water supplies.

     The use and price of water supplied by facilities owned and operated by the Bureau of Reclamation, including availability of subsidized water rates, is governed by federal reclamation laws and regulations. Such water is used at our Northern California nursery and is the source of a substantial majority of the water for our Oregon nursery. While we believe we are in material compliance with applicable regulations and maintain a compliance program, there can be no assurance that changes in law will not reduce availability or increase the price of reclamation water to us. Any such change could have a material adverse effect on our business, financial position, results of operations and operating cash flows.

     The reclamation regulations govern who may hold an interest in irrigation lands. Under the reclamation regulations, persons having a direct or indirect beneficial economic interest in us will be treated as "indirect holders" of irrigation land owned by us in proportion to their beneficial interest in us. If any holder of our common stock (whether directly or indirectly through a broker-dealer or otherwise) is ineligible under applicable reclamation regulations to hold an indirect interest in our irrigation land, we may not be eligible to receive reclamation water on this land. Generally, the eligibility requirement of the reclamation regulations would be satisfied by a person:

          o who is a citizen of the United States or an entity established under federal or state law or a person who is a citizen of or an entity established under the laws of certain foreign countries (including Canada and Mexico and members of the Organization for Economic Cooperation and Development); and

          o whose ownership, direct and indirect, of other land which is qualified to receive water from a reclamation project, when added to such person's attributed indirect ownership of irrigation land owned by us, does not exceed certain maximum acreage limitations (generally, 960 acres for individuals and 640 acres for entities).

     While our restated certificate of incorporation contains provisions intended to prohibit ineligible holders of irrigation land from owning our common stock, such provisions may not be effective in protecting our right to continue to use reclamation water.

WE FACE RISKS ASSOCIATED WITH SUDDEN OAK DEATH. QUARANTINES OF OUR PRODUCTS BY FEDERAL AND STATE REGULATORY AUTHORITIES IN RESPONSE TO SUDDEN OAK DEATH COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS AND RESULTS OF OPERATIONS.

     SOD is caused by a fungus-like pathogen recently identified by scientists in California and named P. ramorum. Since its appearance in 1995, P. ramorum has killed thousands of coast live oak, black oak, tanoak and Shreve oak in Northern California. P. ramorum can also infect the leaves and branches of other plants referred to as SOD host plants. Currently, fifty-nine plant varieties grown by commercial nurseries have been identified as SOD hosts.

     In February 2004, as part of the SOD National Nursery Survey, the USDA encouraged all states to conduct a survey of nurseries that ship SOD host plants interstate. Accordingly, the CDFA and the USDA conducted joint tests at nurseries located throughout California, which tests included our Irvine, Vacaville, Winters, and Fallbrook facilities. On March 9, 2004, two nurseries, which we do not own or operate, tested positive for P. ramorum. As a result of these findings certain states declared a quarantine on all plant material coming from California and several others imposed a quarantine on SOD host and associated host plants only. We grow 5 out of the fifty-nine species known to be SOD host and associated host plants as specified by the California Department of Agriculture.

     On March 19, 2004, we took the precautionary measure of voluntarily suspending the shipment of all SOD host plants grown in our California facilities pending the results of the joint CDFA and USDA testing of our facilities. On March 26, 2004, we were notified by the CDFA that all of our California growing facilities had tested negative for P. ramorum. As a result of these findings, the CDFA and the USDA issued compliance agreements with our Fallbrook and Irvine facilities, allowing us to ship host and associated host plants, if we meet, and continue to meet, certain inspection requirements. Our Northern California facilities, Vacaville and Winters, have been located in a P. ramorum regulated county and have continued to operate under the terms of a previous compliance agreement with the CDFA and USDA. Their compliance agreement requires that potential SOD host plants be inspected and tested monthly during the growing season for the presence of P. ramorum. To date, our two northern facilities have tested as SOD free places of production

     On March 26, 2004, the USDA's Animal and Plant Health Inspection Service announced that it will now regulate the interstate movement of SOD host and associated host plants from all California nurseries. This new measure prohibits an estimated 1,500 California nurseries from shipping plants susceptible to P. ramorum until those nurseries can be inspected and are found to be free of the pathogen. The USDA will also launch a national survey to determine if P. ramorum is causing disease symptoms on hosts and associated hosts in other parts of the country. We believe that all states will honor the USDA's decision to regulate this situation and will now allow us to resume interstate shipping of all plant material from California, with the exception of SOD host plants, which will be subject to the terms of our compliance agreements.

      All of our California nurseries have tested negative for P. ramorum. However, if in the future we do test positive for P. ramorum, our products could be subject to quarantine by federal and state regulatory authorities. If this were to occur, we could experience a significant loss of sales and may be required to write-off inventory, which would have a material adverse effect on our business, results from operations, and operating cash flows. Regulatory authorities could also enact restrictive regulations on soil media containing redwood sawdust, a known carrier of P. ramorum, requiring us to modify our current growing procedures as well as develop alternatives to using it. If these restrictions are enacted, we may be unable to successfully develop a cost effective alternative to using redwood sawdust, which could also adversely affect our business, results of operations and operating cash flows.

BECAUSE OUR BUSINESS IS HIGHLY SEASONAL, OUR REVENUES, CASH FLOWS FROM OPERATIONS AND OPERATING RESULTS MAY FLUCTUATE ON A SEASONAL AND QUARTERLY BASIS.

     Our business is highly seasonal. The seasonal nature of our operations results in a significant increase in our working capital during the growing and selling cycles. As a result, operating activities during the first and fourth quarters use significant amounts of cash, and in contrast, operating activities for the second and third quarters generate substantial cash as we ship inventory and collect accounts receivable. We have experienced, and expect to continue to experience, significant variability in net sales, operating cash flows and net income on a quarterly basis. One significant factor contributing to this variability is weather, particularly on weekends during the peak gardening season in the second quarter. Unfavorable weather conditions during the peak gardening season could have a material adverse effect on our net sales, cash flows from operations and operating income.

         Other factors that may contribute to this variability include:

          o    shifts in demand for live plant products;

          o changes in product mix, service levels and pricing by us and our competitors;

          o    period-to-period changes in holidays;

          o    the economic stability of our retail customers; and

          o    our relationship with each of our retail customers.

BECAUSE WE DEPEND ON A CORE GROUP OF SIGNIFICANT CUSTOMERS, OUR SALES, CASH FLOWS FROM OPERATIONS AND RESULTS OF OPERATIONS MAY BE NEGATIVELY AFFECTED IF OUR KEY CUSTOMERS REDUCE THE AMOUNT OF PRODUCTS THEY PURCHASE FROM US.

     Our top ten customers together accounted for approximately 78% of our net sales in 2003. Our largest customer, The Home Depot, accounted for approximately 47% of our 2003 net sales. We expect that a small number of customers will continue to account for a substantial portion of our net sales for the foreseeable future. We do not have long-term contracts with any of our retail customers, and they may not continue to purchase our products.

     The loss of, or a significant adverse change in, our relationship with The Home Depot or any other major customer could have a material adverse effect on us. The loss of, or a reduction in orders from, any significant retail customers, losses arising from retail customers' disputes regarding shipments, fees, merchandise condition or related matters, or our inability to collect accounts receivable from any major retail customer could have a material adverse effect on us. In addition, revenue from customers that have accounted for significant revenue in past periods, individually or as a group, may not continue, or if continued, may not reach or exceed historical levels in any period.

WE FACE INTENSE COMPETITION, AND OUR INABILITY TO COMPETE EFFECTIVELY FOR ANY REASON COULD ADVERSELY AFFECT OUR BUSINESS.

     Our competition varies by region, each of which is highly competitive. Although many of our largest customers are national retailers, buying decisions are generally made locally by our customers. We compete primarily on the basis of breadth of product mix, consistency of product quality, product availability, customer service and price. We generally face competition from several local companies and usually from one or two regional companies in each of our current markets. Competition in our existing markets may also increase considerably in the future. Some of our competitors may have greater market share in a particular region or market, less debt, greater pricing flexibility or superior marketing or financial resources. Increased competition could result in lower profit margins, substantial pricing pressure, reduced market share and lower operating cash flows. Price competition, together with other forms of competition, could have a material adverse effect on our business, financial position, results of operations and operating cash flows.

OUR NURSERY FACILITY IN IRVINE, CALIFORNIA IS ENTIRELY ON LEASED LAND AND WE DO NOT EXPECT THE LEASES TO BE EXTENDED BEYOND THEIR CURRENT TERMS.

     Our 542-acre nursery facility and headquarters in Irvine, California are entirely on leased land. We recently entered into an amended lease agreement for this facility in which 63 new acres were added and the lease expiration schedule was changed. Under the amended lease agreement, the lease on 114 acres expires on June 30, 2006, the lease on 140 acres expires on December 31, 2006, and the lease on the remaining 288 acres expires on December 31, 2010. We do not expect these leases to be extended beyond their current terms. For the 254 acres that will expire in 2006, we are developing plans to transition a majority of the production to our Allendale, California facility and the remaining production to the parcel recently added to our facility in Irvine. For the 288 acres that will expire at the end of 2010, we will be required to establish new production facilities or transition production to existing facilities. We may incur substantial costs in connection with the establishment of these new production facilities or the transition of production to existing facilities.

     We may not be successful in executing our transition plan or establishing suitable replacement production facilities. If we are unsuccessful in these efforts, our net sales, cash flows and operating income could be materially adversely affected. In addition, when we vacate 254 acres in 2006, we currently estimate that we will incur approximately $223,000 of removal and remediation costs. We may incur significant expenses beyond what we have forecasted if additional remedial action is required. Significant costs in excess of our estimates could have a material adverse effect on us.

WE ARE SUBJECT TO VARIOUS ENVIRONMENTAL LAWS AND REGULATIONS THAT GOVERN, AND IMPOSE LIABILITY, FOR OUR ACTIVITIES AND OPERATIONS. IF WE DO NOT COMPLY WITH THESE LAWS AND REGULATIONS, OUR BUSINESS COULD BE MATERIALLY AND ADVERSELY AFFECTED.

     We are subject to federal, state and local laws and regulations that govern, and impose liability for, our activities and operations which may have adverse environmental effects, such as discharges to air and water, as well as handling and disposal practices for hazardous substances and other wastes. Some of our nursery operations are conducted near residential developments, which could increase our exposure to liability for the environmental effects of our operations. Our operations have resulted, or may result, in noncompliance with or liability for cleanup under these laws. In addition, the presence of hazardous substances on our properties, or the failure to properly remediate any resulting contamination may adversely affect our ability to sell, lease or operate our properties or to borrow using them as collateral. In some cases, our liability may not be limited to the value of the property or its improvements. We cannot assure you that these matters, or any similar matters that may arise in the future, will not have a material adverse effect on us.

     Certain of our operations and activities, such as water runoff from our production facilities and the use of certain pesticides, are subject to regulation by the United States Environmental Protection Agency and similar state and local agencies. These agencies may regulate or prohibit the use of such products, procedures or operations, thereby affecting our operations and profitability. In addition, we must comply with a broad range of environmental laws and regulations. Additional or more stringent environmental laws and regulations may be enacted in the future and such changes could have a material adverse effect on us.

WE ARE SUBJECT TO FEDERAL AND STATE "FAIR TRADE" LAWS AND WEIGHTS AND MEASURES REGULATIONS THAT GOVERN AND IMPOSE LIABILITY FOR IMPROPERLY MARKETING, LABELING OR ADVERTISING PLANT CONTAINER SIZE. IF WE DO NOT COMPLY WITH THESE LAWS AND REGULATIONS, OUR BUSINESS COULD BE MATERIALLY AND ADVERSELY AFFECTED.

     We are subject to federal and state weights and measures regulations that govern and impose liability for improperly labeling or advertising our plant container sizes. It is common in our industry, at the wholesale and retail levels, to market, label, and advertise container grown nursery stock with varying types of measurements, such as imperial volume or diameter of container. These measurements, although consistent with industry practice, may not represent the exact size of the actual product. If the Federal Trade Commission or any state regulator determines that our current marketing, labeling, or advertising is in violation of "fair trade" laws or weights and measures regulations in their jurisdiction, we may incur significant costs to become compliant, be forced to terminate further shipments of inventory into certain jurisdictions, be fined, or otherwise suffer a material adverse affect on our business.

CHANGES IN LOCAL ZONING LAWS MAY ADVERSELY AFFECT OUR BUSINESS.

     We are subject to local zoning laws regulating the use of our owned and leased property. Some of our facilities are located in areas experiencing rapid development and growth, which typically are characterized by changes in existing zoning. Changes in local zoning laws could require us to establish new production facilities or transition production to other facilities, which could have a material adverse effect on our cash flows, financial position and results of operations.

COMPLIANCE WITH, AND CHANGES TO LABOR LAWS, PARTICULARLY THOSE CONCERNING SEASONAL WORKERS, COULD SIGNIFICANTLY INCREASE OUR COSTS.

     The production of our plants is labor intensive. We are subject to the Fair Labor Standards Act as well as various federal, state and local regulations that govern matters such as minimum wage requirements, overtime and working conditions, including, but not limited, to federal and state health and worker safety rules and regulations. A large number of our seasonal employees are paid at or slightly above the applicable minimum wage level and, accordingly, changes in minimum wage laws could materially increase our costs. Non-U.S. nationals comprise a large portion of our seasonal employee workforce and changes to U.S. immigration policies that restrict the ability of immigrant workers to obtain employment in the United States and which may contribute to shortages of available seasonal labor could increase our costs. Non-compliance with applicable regulations or modifications to existing regulations may increase costs of compliance, require a termination of certain activities, result in fines or loss of a portion of our labor force or otherwise have a material adverse impact on our business and results of operations.

OUR TRANSPORTATION COSTS ARE SIGNIFICANT AND WE DEPEND ON INDEPENDENT CONTRACTORS FOR TRUCKING SERVICES TO SHIP LARGE QUANTITIES OF OUR PRODUCTS AND INCREASES IN TRANSPORTATION COSTS, CHANGES IN AVAILABLE TRUCKING CAPACITY AND OTHER CHANGES AFFECTING SUCH CARRIERS, AS WELL AS INTERRUPTIONS IN SERVICE OR WORK STOPPAGES, COULD ADVERSELY IMPACT OUR RESULTS OF OPERATIONS.

     We rely extensively on the services of agents and independent contractors to provide trucking services to us. Transportation costs accounted for approximately 21% of our net sales in 2003. Our ability to ship our products, particularly during our peak shipping seasons, could be adversely impacted by shortages in available trucking capacity, changes by carriers and transportation companies in policies and practices, such as scheduling, pricing, payment terms and frequency of service, or increases in the cost of fuel, taxes and labor, and other factors not within our control. We compete with other companies who ship perishable goods for available trucking capacity and, accordingly, reductions in capacity or shortages of the agents and independent contractors who provide trucking services to us could potentially adversely impact our sales. Significant increases in transportation costs could have a material adverse effect on our business, particularly if we are not able to pass on such price increases to our customers in the form of higher prices for our products. Material interruptions in service or stoppages in transportation, whether caused by strike or otherwise, could adversely impact our business, results of operations, financial position and operating cash flows.

WE ARE CURRENTLY IMPLEMENTING A NEW ENTERPRISE RESOURCE PLANNING SOFTWARE PROGRAM, AND UNEXPECTED DELAYS, EXPENSES OR DISRUPTIONS IN THE IMPLEMENTATION OF SUCH SOFTWARE PROGRAM COULD DISRUPT OUR BUSINESS OR IMPAIR OUR ABILITY TO MONITOR OUR OPERATIONS, RESULTING IN A NEGATIVE IMPACT ON OUR OPERATIONS, FINANCIAL POSITION AND OPERATING CASH FLOWS.

     In four of our nurseries we have implemented a new enterprise resource planning software program which we utilize for production planning and inventory purposes. Over time, we intend to continue the implementation of this software program to our other nursery facilities. Our distribution and sales order system, however, remains on our prior computer information systems. We may experience delays, disruptions and unanticipated expenses in implementing, integrating and operating our management information and reporting systems, which could disrupt our operations or otherwise impair our ability to monitor our operations and have a negative impact on our business, results of operations, financial position and operating cash flows.

OUR RESEARCH AND DEVELOPMENT EFFORTS MAY NOT BE SUCCESSFUL.

     Our success is based, in part, upon our ability to discover and develop new products that customers will want. As a result, we continue to invest in research and development in order to enable us to identify and develop new products to meet consumer demands. Despite investments in this area, our research and development may not result in the discovery or successful development of new products which will be accepted by our customers.

OUR CURRENT PRINCIPAL STOCKHOLDERS HAVE SIGNIFICANT INFLUENCE OVER OUR BUSINESS AND COULD DELAY, DETER OR PREVENT A CHANGE OF CONTROL OR OTHER BUSINESS COMBINATION.

     Investment partnerships controlled by Madison Dearborn Partners, Inc. beneficially own approximately 54% of the outstanding common stock of Hines Horticulture and have sufficient voting power to control, or at the least significantly influence, the election of directors and the approval of other actions requiring the approval of our shareholders. In addition, Madison Dearborn Partners has two of its designees on Hines Horticulture's six member board of directors.

OUR BUSINESS WILL SUFFER IF CERTAIN SENIOR EXECUTIVES DISCONTINUE EMPLOYMENT WITH US OR IF WE ARE UNABLE TO RECRUIT AND RETAIN HIGHLY SKILLED STAFF.

     Our success is largely dependent on the skills, experience and efforts of our senior management, including Robert A. Ferguson (President and Chief Executive Officer) and Claudia M. Pieropan (Chief Financial Officer, Secretary and Treasurer). The loss of services of one or more members of our senior management could have a material adverse effect on us. We do not maintain key-man life insurance policies on any members of management. No members of senior management are bound by non-compete agreements, and if any such members were to depart and subsequently compete with us, such competition could have a material adverse effect on us. Our business also depends on our ability to continue to recruit, train and retain skilled employees, particularly skilled growers and sales personnel. The loss of the services of any key personnel, or our inability to hire new personnel with the requisite skills, could impair our ability to develop new products or enhance existing products, sell products to our customers or manage our business effectively.

PRICE INCREASES OF CERTAIN RAW MATERIALS COULD ADVERSELY AFFECT OUR BUSINESS.

     We and our competitors are vulnerable to price increases for raw materials. For 2003, raw material costs accounted for approximately 19% of net sales. We do not have long-term contracts with the majority of our raw material suppliers. Increases in the cost of raw materials essential to our operations, including seed, plastic, chemicals and fertilizer, would increase our costs of production. Significant increases in the price of petrochemicals or a scarcity of raw materials essential to plant propagation could have a material adverse effect on our business. We may not be able to pass such price increases on to our customers in the form of higher prices for our products, which could materially adversely affect our results of operations and operating cash flows.

IF WE ARE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS, OUR BUSINESS AND PROSPECTS MAY BE HARMED.

     Our success depends in part on proprietary techniques and plant designs. Although we attempt to protect our proprietary property and processes through a combination of patents, trade secrets and non-disclosure agreements, these may be insufficient. Litigation may be necessary to protect our intellectual property and determine the validity and scope of the proprietary rights of competitors. Intellectual property litigation could result in substantial costs and diversion of our management and other resources. If we are unable to successfully protect our intellectual property rights, our competitors could be able to market products that compete with our proprietary products without obtaining a license from us.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     As part of our ongoing business, we are exposed to certain market risks, including fluctuations in interest rates, foreign exchange rates, commodity prices and Hines Horticulture's common stock price. We do not enter into transactions designed to mitigate market risks for trading or speculative purposes.

     We have various debt instruments outstanding at December 31, 2003 that are impacted by changes in interest rates. As a means of managing our interest rate risk on variable-rate debt, we entered into the interest rate swap agreement described below to effectively convert certain variable rate debt obligations to fixed rate obligations.

     In May 2000, we entered into an interest rate swap agreement to hedge $75.0 million of debt. The interest rate swap agreement effectively changes our exposure on the variable-rate interest payments to fixed-rate interest payments (7.13%) based on the 3-month LIBOR rate in effect at the beginning of each quarterly period. The estimated fair value of our obligation under the interest rate swap agreement was $5.3 million at December 31, 2003. The interest rate swap agreement remains outstanding and matures in February 2005.

     We also manage our interest rate risk by balancing the amount of our fixed and variable debt. For fixed-rate debt, interest rate changes affect the fair market value of such debt but do not impact earnings or cash flows. Conversely, for variable-rate debt, interest rate changes generally do not affect the fair market value of such debt but do impact future earnings and cash flows, assuming other factors are held constant. At December 31, 2003 the carrying amount and estimated fair value of our debt was $245.4 million and $261.1 million, respectively. Given the current balance of our fixed rate and variable rate debt, we estimate a change in interest costs of less than $0.1 million for every one-percentage point change in applicable interest rates. Without considering the fixed interest rate provided by our swap agreement, which expires at the end of February of 2005, we estimate a change in interest costs of approximately $0.7 million for every one-percentage point change in applicable interest rates.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements commence at page F-1 of this report and an index thereto is included in Part IV, Item 15 of this report.

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

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

                                                                      FOURTH            THIRD            SECOND            FIRST
     2003                                                            QUARTER           QUARTER           QUARTER          QUARTER
--------------                                                    -------------     -------------     -------------    -------------
                                                                                 (IN THOUSANDS, EXCEPT SHARE DATA)
Sales, net                                                        $     40,579      $     51,302      $    187,868     $     58,523

Gross profit                                                            17,204            23,853            98,729           30,653

(Loss) income from continuing operations                                (4,216)           (9,493)           20,596           (1,322)

Income from discontinued operations (a) (b)                                135             4,013                --               --

Net (loss) income                                                       (4,081)           (5,480)           20,596           (1,322)

 (Loss) income from continuing operations per common share:
        Basic & Diluted                                           $      (0.19)     $      (0.43)     $       0.93     $      (0.06)

 Income from discontinued operations per common share:
        Basic & Diluted                                           $       0.01      $       0.18      $         --     $         --
                                                                  -------------     -------------     -------------    -------------

 Net (loss) income per common share:                              $      (0.18)     $      (0.25)     $       0.93     $      (0.06)
                                                                  =============     =============     =============    =============


                                                                      FOURTH            THIRD            SECOND            FIRST
     2002                                                            QUARTER           QUARTER           QUARTER          QUARTER
--------------                                                    -------------     -------------     -------------    -------------
                                                                                 (IN THOUSANDS, EXCEPT SHARE DATA)


Sales, net                                                        $     40,628      $     45,049      $    182,146     $     68,723

Gross profit                                                            17,871            21,349            95,925           34,407

(Loss) income from continuing operations                                (4,691)           (7,067)           18,623              993

Income (loss) from discontinued operations (a) (b)                       1,565                --                --           (6,978)

Cumulative effect of change in accounting principle (c)                     --                --                --          (55,148)

Net (loss) income                                                       (3,126)           (7,067)           18,623          (61,133)

 (Loss) income from continuing operations per common share:
        Basic & Diluted                                           $      (0.21)     $      (0.32)     $       0.84     $       0.04

 Income (loss) from discontinued operations per common share:
        Basic & Diluted                                           $       0.07      $         --      $         --     $      (0.32)

 Cumulative effect of change in accounting principle:
        Basic & Diluted                                           $         --      $         --      $         --     $      (2.49)
                                                                  -------------     -------------     -------------    -------------

 Net (loss) income per common share:                              $      (0.14)     $      (0.32)     $       0.84     $      (2.77)
                                                                  =============     =============     =============    =============

                                                                 29

             NOTES TO SELECTED CONSOLIDATED QUARTERLY FINANCIAL DATA
                             (DOLLARS IN THOUSANDS)

(a) On March 27, 2002, the Company completed the sale of its growing media business to Sun Gro Horticulture Income Fund, a newly-established Canadian income fund. The Company's Consolidated Financial Statements included in this Annual Report on Form 10-K reflect the financial position, results of operations and cash flows of the Sun Gro business as "discontinued operations." In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets," the Company's Consolidated Financial Statements have been restated to reflect the financial position, results of operations and cash flows of the Sun Gro business as "discontinued operations." Subsequent to March 27, 2002, charges for discontinued operations relate primarily to adjustments to the proceeds from the sale of Sun Gro relating to working capital adjustments, net of insurance proceeds received, in the second quarter and amounts received relating to the partial refund of amounts held in tax escrow in the fourth quarter of 2002.

(b) The Company recognized a gain of $1,565, net of tax, in the fourth quarter of 2002, a $4,013 gain, net of tax, in the third quarter of 2003 and a $135 gain, net of tax, for the fourth quarter of 2003. The gain in the fourth quarter of 2002 related to the Company's receipt of $4,917 Canadian from an escrow account that the Canadian Customs & Revenue Authority ("CCRA") required to be set up at the time of the Sun Gro sale to withhold $13,136 Canadian pending the determination of whether certain aspects of the sale were taxable for Canadian purposes. The gain in the third and fourth quarter of 2003 related to the tax refund of the remaining $8,219 Canadian plus accrued interest that the Company received from the CCRA.

(c) The cumulative effect of change in accounting principle for the first quarter of $55,148, net of tax, represents the goodwill impairment charge resulting from the Company's adoption of SFAS No. 142.

     The other information in response to this item is submitted as a separate section of this Report beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES

     Within the 90 days prior to this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's Management, including the Company's principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined by Exchange Act Rule 15d-15(e). Based upon that evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective in enabling the Company to record, process, summarize and report information required to be included in the Company's periodic SEC filings within the required time period.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Incorporated by reference to the Company's 2004 Proxy Statement to be filed with the Securities and Exchange Commission.

     The Company has adopted a code of conduct and ethics that applies to all directors, officers and employees. The code of conduct and ethics is posted on the Company's website, the address of which is www.hineshorticulture.com. The Company intends to include on its website any amendments to, or waivers from, a provision of its code of conduct and ethics that applies to the Company's directors, officers and employees that relates to any element of the code of conduct and ethics definition enumerated in Item 406(b) of Regulation S-K.

ITEM 11.  EXECUTIVE COMPENSATION

     Incorporated by reference to the Company's 2004 Proxy Statement to be filed with the Securities and Exchange Commission.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated by reference to the Company's 2004 Proxy Statement to be filed with the Securities and Exchange Commission.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated by reference to the Company's 2004 Proxy Statement to be filed with the Securities and Exchange Commission.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Incorporated by reference to the Company's 2004 Proxy Statement to be filed with the Securities and Exchange Commission.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  List of documents filed as part of this report:

         (1)  Financial Statements:
              ---------------------
                                                                                                                  PAGE
                                                                                                                  ----
              Report of Independent Auditors.......................................................................F-1
              Consolidated Balance Sheets at December 31, 2003 and 2002............................................F-2
              Consolidated Statements of Operations for the Years Ended December 31, 2003, 2002 and 2001...........F-3
              Consolidated Statements of Shareholders' Equity and Comprehensive Income for the Years Ended
                  December 31, 2003, 2002 and 2001.................................................................F-4
              Consolidated Statements of Cash Flows for the Years Ended December 31, 2003, 2002 and 2001...........F-5
              Notes to Consolidated Financial Statements...........................................................F-6

         (2)  Financial Statement Schedules:
              ------------------------------

                  All schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements and Notes thereto.

(b) We filed or furnished the following reports on Form 8-K during the last quarter of the fiscal year ended December 31, 2003:

         (1) On October 1, 2003, we filed information pursuant to Item 5 of Form 8-K relating the closing of the Refinancing on September 30, 2003.

         (2) On November 6, 2003, we furnished information pursuant to Item 12 of Form 8-K relating to our results of operation and financial condition for the third quarter ended September 30, 2003.

(c)  List of Exhibits

                                INDEX TO EXHIBITS

 EXHIBIT
 NUMBER        DESCRIPTION
 ------        -----------

  2.1 Acquisition Agreement, dated as of March 18, 2002, by and among Hines Horticulture, Inc., Hines Nurseries, Inc., Sun Gro Horticulture, Inc., Sun Gro Horticulture Canada Ltd. And Sun Gro Horticulture Income Fund. (11)
  2.2 Asset Purchase Agreement, dated as of March 26, 2002, by and between Sun Gro Horticulture, Inc. and Sun Gro Horticulture Canada Ltd. (11)
  2.3 Underwriting Agreement, dated as of March 18, 2002, by and among Hines Horticulture, Inc., Sun Gro Horticulture, Inc. and Sun Gro Horticulture Income Fund. (11)
  3.1          Restated Certificate of Incorporation of Hines Horticulture, Inc.
               (2)
  3.2          Amended and Restated By-laws of Hines Horticulture, Inc. (3)
  4.1 Indenture, dated as of September 30, 2003, between Hines Nurseries, Inc., Hines Horticulture, Inc., the Subsidiary Guarantors named therein and the Bank of New York, as Trustee, relating to Hines Nurseries, Inc.'s $175,000,000 10.25% Senior Notes due 2011. (4)
  4.2 Holdings Guaranty dated September 30, 2003, by Hines Horticulture, Inc., in favor of and for the benefit of, Deutsche Bank Trust Company Americas, as Guaranteed Party. (4)
  4.3          Form of 144A Senior Note due 2011. (4)
  4.4          Form of Senior Note due 2011. (4)
  4.5          Form of Regulation S Senior Note due 2011. (4)
  4.6 Registration Rights Agreement, dated as of September 30, 2003, between Hines Nurseries, Inc., Hines Horticulture, Inc., Hines SGUS Inc., Enviro-Safe Laboratories, Inc. and the Initial Purchasers named therein. (4)
  10.1 Employment Agreement dated as of August 3, 1995 between Hines Horticulture and Stephen P. Thigpen.
  10.2 Employment Agreement dated as of August 4, 1995 between Hines Horticulture and Claudia M. Pieropan.
  10.3         1998 Long-Term Equity Incentive Plan. (4)*
  10.4         Form of Incentive Stock Option Agreement. (2)*
  10.5 Stock Purchase Agreement dated September 9, 1999 between Hines Nurseries, Inc. and those individuals whose names are set forth on the Signature Page to Stock Purchase Agreement. (6)
  10.6 Purchase Agreement by and among Hines Nurseries, Inc., Lovell Farms, Inc., Botanical Farms, Inc., Warren W. Lovell III, Jeffrey
               S. Lovell, Jenifer E. Moreno, as Trustee of the Trace Lovell Family Investment Trust and Enrique A. Yanes, Dated as of March 3, 2000. (8)
  10.7 Warrant and Guarantee Agreement, dated November 28, 2000 by and between Hines Horticulture, Inc., Hines Nurseries, Inc. and Madison Dearborn Capital Partners, L.P. (9)
  10.8 Warrant, dated November 28, 2000, issued by Hines Horticulture, Inc. to Madison Dearborn Capital Partners, L.P. (9)
  10.9 Amended and Restated Promissory Note by Blooming Farm, Inc. in favor of Hines Nurseries, Inc. dated September 22, 2003. (4)
  10.10 Amended and Restated Secured Promissory Note by Blooming Farm, Inc. in favor of Hines Nurseries, Inc. dated September 22, 2003.
               (4)
  10.11 Amended and Restated Ground Lease dated September 1, 1996 by and between The Irvine Company and Hines Horticulture, Inc. (4) **
  10.12 Addendum No. 1 to Amended and Restated Ground Lease dated October 29, 1996 by and between The Irvine Company and Hines Horticulture, Inc. (4)
  10.13 Addendum No. 2 to Amended and Restated Ground Lease dated December 18, 1997 by and between The Irvine Company and Hines Horticulture, Inc. (4)
  10.14 Addendum No. 3 to Amended and Restated Ground Lease dated May 19, 2003 by and between The Irvine Company and Hines Nurseries, Inc.
               (4) **
  10.15 Letter Agreement dated September 18, 2003 by and between The Irvine Company and Hines Nurseries, Inc. (4)**
  10.16 Credit Agreement dated September 30, 2003 among Hines Nurseries, Inc., Enviro-Safe Laboratories, Inc., and Hines SGUS Inc., as Borrowers, the lenders listed therein, Deutsche Bank Trust Company Americas, as Agent, Fleet Capital Corporation and Lasalle Business Credit, LLC, as Co-Syndication Agents, and Harris Trust and Savings Bank and Wells Fargo Bank, N.A., as Co-Documentation Agents. (4)

  10.17 Security Agreement, dated September 30, 2003, among Hines Nurseries, Inc., Enviro-Safe Laboratories, Inc. Hines SGUS Inc., and Hines Horticulture, Inc., as Grantors, and Deutsche Bank Trust Company Americas, as agent for and representative of the beneficiaries named therein. (4)
  10.18 Registration Agreement dated as of June 11, 1998 by and between Hines Holdings, Inc. and MDCP. (2)
  21.1         Subsidiaries of the Company. (+)
  23.1         Consent of Independent Accountants (+)
  31.1 Certification of CEO pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(+)
  31.2 Certification of CFO pursuant to Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(+)
  32.1         Certification of Chief Operating Officer Pursuant to 18 U.S.C.
               Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002. (+)(++)
  32.2         Certification of Chief Financial Officer Pursuant to 18 U.S.C.
               Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002. (+)(++)

----------------
+        Filed herewith.
*        Management contract or compensatory arrangement.
++ This certification shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.
(1) Incorporated by reference to Hines Horticulture, Inc.'s Form 8-K filed on April 10, 2002.
(2) Incorporated by reference to Hines Horticulture, Inc.'s Registration Statement on Form S-1, File No. 333-51943, filed on May 6, 1998 and amended on May 26 1998 and June 16, 1998.
(3) Incorporated by reference to Hines Holdings, Inc.'s Annual Report on form 10-K for the year ended December 31, 1998. (4) Incorporated by reference to Hines Horticulture, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September
         30, 2003
(5) Incorporated by reference to Hines Holdings, Inc.'s Registration Statement on Form S-4, File No. 33-99452, filed on November 15, 1995 and amended on December 22, 1995 and January 8, 1996.
(6) Incorporated by reference to Hines Horticulture, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.
(7) Incorporated by reference to Hines Horticulture, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.
(8) Incorporated by reference to Hines Horticulture, Inc.'s Form 8-K filed on March 17, 2000.
(9) Incorporated by reference to Hines Horticulture, Inc.'s Form 8-K filed on November 29, 2000.
(10) Incorporated by reference to Hines Horticulture, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2002.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 2004.

                                            HINES HORTICULTURE, INC.

                                                By:  /s/ Claudia M. Pieropan
                                                     ---------------------------
                                                     Claudia M. Pieropan
                                                     Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 30, 2004.


SIGNATURE                                 CAPACITY
---------                                 --------


/s/ Robert A. Ferguson                    President, Chief Executive Officer and
----------------------------------        Director (Principal Executive Officer)
Robert A. Ferguson


/s/ Claudia M. Pieropan                   Chief Financial Officer, Secretary and
----------------------------------        Treasurer (Principal Financial and
Claudia M. Pieropan                       Accounting Officer)


/s/ Thomas R. Reusche                     Director and Chairman of the Board
----------------------
Thomas R. Reusche


/s/ Douglas D. Allen                      Director
----------------------------------
Douglas D. Allen


/s/ Stan R. Fallis                        Director
 ---------------------------------
Stan R. Fallis


/s/ James R. Tennant                      Director
----------------------------------
James R. Tennant


/s/ G. Ronald Morris                      Director
----------------------------------
G. Ronald Morris


/s/ Paul R. Wood                          Director
----------------------------------
Paul R. Wood

                         REPORT OF INDEPENDENT AUDITORS
                         ------------------------------



To the Board of Directors and
Shareholders of Hines Horticulture, Inc.


In our opinion, the accompanying consolidated financial statements listed in the index appearing under Item 15(a)(1) on page 31 present fairly, in all material respects, the financial position of Hines Horticulture, Inc. and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's Management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by Management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of Statements of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, the provision of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," and the provisions of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment of Disposal of Long Lived Assets."

As discussed in Note 1 to the consolidated financial statements, on March 27, 2002, the Company sold the assets of its wholly owned subsidiary Sun Gro Horticulture, Inc.




PRICEWATERHOUSECOOPERS LLP


Orange County, California
March 15, 2004

                                    HINES HORTICULTURE, INC.
                                  CONSOLIDATED BALANCE SHEETS
                           (Dollars in thousands, except share data)

                          ASSETS                                          DECEMBER 31,
                          ------                                -------------------------------
                                                                     2003              2002
                                                                -------------     -------------
CURRENT ASSETS:
        Cash                                                    $         --      $         --
        Accounts receivable, net of allowance for
           doubtful accounts of $601 and $1,997                       23,724            25,838
        Inventories                                                  173,090           169,981
        Prepaid expenses and other current assets                      3,157             6,672
                                                                -------------     -------------

                Total current assets                                 199,971           202,491
                                                                -------------     -------------

FIXED ASSETS, net                                                    136,435           140,239

DEFERRED FINANCING EXPENSES, net of
   accumulated amortization of $443 and $10,958                       10,589             7,137

DEFERRED INCOME TAXES                                                 12,234            12,966

GOODWILL                                                              42,979            42,979
                                                                -------------     -------------

                                                                $    402,208      $    405,812
                                                                =============     =============

              LIABILITIES AND SHAREHOLDERS' EQUITY
              ------------------------------------

CURRENT LIABILITIES:
        Accounts payable                                        $     10,104      $     12,321
        Accrued liabilities                                            9,234            10,911
        Accrued payroll and benefits                                   6,971             6,845
        Accrued interest                                               5,073             6,034
        Interest rate swap agreement, current portion                  5,320                --
        Long-term debt, current portion                                5,789            17,585
        Borrowings on revolving credit facility                       30,318            72,750
        Deferred income taxes                                         65,186            63,994
                                                                -------------     -------------

                Total current liabilities                            137,995           190,440
                                                                -------------     -------------

LONG-TERM DEBT                                                       209,287           164,829

INTEREST RATE SWAP AGREEMENT                                              --             8,741

OTHER LIABILITIES                                                      2,196                --

SHAREHOLDERS' EQUITY
        Common stock
           Authorized - 60,000,000 shares,  $.01 par value;
           Issued and outstanding - 22,072,549
           shares at December 31, 2003 and 2002                          221               221

        Additional paid-in capital                                   128,781           128,781
        Accumulated deficit                                          (76,272)          (85,985)
        Accumulated other comprehensive loss                              --            (1,215)
                                                                -------------     -------------

        Total shareholders' equity                                    52,730            41,802
                                                                -------------     -------------

                                                                $    402,208      $    405,812
                                                                =============     =============

    The accompanying notes are an integral part of these consolidated financial statements.

                                              F-2

                                                 HINES HORTICULTURE, INC.
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                         (Dollars in thousands, except share data)

                                                                                    YEAR ENDED DECEMBER 31,
                                                                      ----------------------------------------------------
                                                                            2003              2002               2001
                                                                      --------------     --------------     --------------
Sales, net                                                            $     338,272      $     336,546      $     326,973
Cost of goods sold                                                          167,833            166,994            156,490
                                                                      --------------     --------------     --------------

    Gross profit                                                            170,439            169,552            170,483
                                                                      --------------     --------------     --------------

Selling and distribution expenses                                           101,557             99,154             94,082
General and administrative expenses                                          22,592             25,976             25,422
Other operating loss (income)                                                    73             (2,792)            (1,215)
Severance costs                                                               1,562                 --                 --
Amortization of goodwill                                                         --                 --              3,686
                                                                      --------------     --------------     --------------
    Total operating expenses                                                125,784            122,338            121,975
                                                                      --------------     --------------     --------------

    Operating income                                                         44,655             47,214             48,508

Other expenses
   Interest expense                                                          24,927             25,205             29,332
   Interest rate swap agreement (income) expense                             (2,710)             2,573              4,114
   Amortization of deferred financing expense                                 3,771              4,383              4,742
   Loss on debt extinguishment                                                9,235              1,739                 --
                                                                      --------------     --------------     --------------
                                                                             35,223             33,900             38,188
                                                                      --------------     --------------     --------------

Income before provision for income taxes, discontinued operations
     and cumulative effect of change in accounting principle                  9,432             13,314             10,320

Income tax provision                                                          3,867              5,456              4,627
                                                                      --------------     --------------     --------------

Income from continuing operations before discontinued operations
     and cumulative effect of change in accounting principle                  5,565              7,858              5,693

Income (loss) from discontinued operations,  net of tax (benefit)
     expense of $(2,784), $10,442 and $11,316                                 4,148             (5,413)            (2,268)

Cumulative effect of change in accounting principle, net of tax
     benefit of $23,609                                                          --            (55,148)                --
                                                                      --------------     --------------     --------------

Net income (loss)                                                     $       9,713      $     (52,703)     $       3,425
                                                                      ==============     ==============     ==============

Basic and diluted earnings per share:

   Income per common share from continuing operations                 $        0.25      $        0.36      $        0.26
   Income (loss) per common share from  discontinued operations       $        0.19      $       (0.25)     $       (0.10)
   Cumulative effect of change in accounting principle                $          --      $       (2.50)     $          --
                                                                      --------------     --------------     --------------

   Net income (loss) per common share                                 $        0.44      $       (2.39)     $        0.16
                                                                      ==============     ==============     ==============

Weighted average shares outstanding-Basic                                22,072,549         22,072,549         22,072,549
                                                                      ==============     ==============     ==============
Weighted average shares outstanding-Diluted                              22,072,549         22,078,012         22,091,208
                                                                      ==============     ==============     ==============

                 The accompanying notes are an integral part of these consolidated financial statements.

                                                           F-3

                                                      HINES HORTICULTURE, INC.
                              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                                              (Dollars in thousands, except share data)

                                                                                             ACCUMULATED
                                       COMMON STOCK                                             OTHER
                                 -----------------------  ADDITIONAL  NOTES REC.                COMPRE-     SHARE-       COMPRE-
                                   NUMBER OF               PAID-IN      STOCK    ACCUMULATED    HENSIVE     HOLDERS'     HENSIVE
                                    SHARES      AMOUNT     CAPITAL      SALES      DEFICIT       LOSS       EQUITY       INCOME
                                 ------------ ---------- ------------ ---------- ----------- ------------ ----------- ------------
BALANCE, December 31, 2000        22,072,549  $     221  $   128,781  $     (30) $  (36,707) $    (4,858) $    87,407  $    11,671
                                 ------------ ---------- ------------ ---------- ----------- ------------ ------------ ============

  Net income                              --         --           --         --       3,425           --        3,425        3,425
  Cumulative foreign currency
    translation adjustments,
    net of tax benefit of $238            --         --           --         --          --         (342)        (342)        (342)
  Accumulated other comprehen-
    sive loss, net of tax
    benefit of $1,233                     --         --           --         --          --       (1,775)      (1,775)      (1,775)
  Payments received on notes
    receivable from stock sales           --         --           --         30          --           --           30           --
                                 ------------ ---------- ------------ ---------- ----------- ------------ ------------ ------------
BALANCE, December 31, 2001        22,072,549        221      128,781         --     (33,282)      (6,975)      88,745  $     1,308
                                 ------------ ---------- ------------ ---------- ----------- ------------ ------------ ============

  Net loss                                --         --           --         --     (52,703)          --      (52,703)     (52,703)
  Cumulative foreign currency
    translation adjustments,
    net of tax expense of
    $3,614                                --         --           --          --          --        5,200        5,200        5,200
  Accumulated other comprehen-
    sive loss, net of tax
    expense of $388                       --         --           --         --          --          560          560          560
                                 ------------ ---------- ------------ ---------- ----------- ------------ ------------ ------------
BALANCE, December 31, 2002        22,072,549        221      128,781         --     (85,985)      (1,215)      41,802  $   (46,943)
                                 ------------ ---------- ------------ ---------- ----------- ------------ ------------ ============

   Net income                             --         --           --         --       9,713           --        9,713        9,713
   Accumulated other comprehen-
     sive loss, net of tax
     expense of $843                      --         --           --         --          --        1,215        1,215        1,215
                                 ------------ ---------- ------------ ---------- ----------- ------------ ------------ ------------
BALANCE, December 31, 2003        22,072,549  $     221  $   128,781  $      --  $  (76,272) $        --  $    52,730  $    10,928
                                 ============ ========== ============ ========== =========== ============ ============ ============

                      The accompanying notes are an integral part of these consolidated financial statements.

                                                                F-4

                                                HINES HORTICULTURE, INC.
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (Dollars in thousands)

                                                                                      YEAR ENDED DECEMBER 31,
                                                                          ----------------------------------------------
                                                                              2003             2002             2001
                                                                          ------------     ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                                      $     9,713      $   (52,703)     $     3,425
   (Income) loss from discontinued operations                                  (4,148)           5,413            2,268
   Adjustments to reconcile net income to
      net cash provided by operating activities:
        Cumulative effect of accounting change                                     --           55,148               --
        Depreciation, depletion and amortization                                9,394            8,565           12,436
        Amortization of deferred financing costs                                3,771            4,383            4,742
        Interest rate swap agreement (income) expense                          (2,710)           2,573            4,114
        Loss on extinguishment of debt                                          9,235            1,739               --
        Deferred income taxes                                                   3,867            5,456            4,508
        Loss (gain) on disposition of fixed assets                                 73           (2,793)              --
                                                                          ------------     ------------     ------------
                                                                               29,195           27,781           31,493
Change in working capital accounts:
   Accounts receivable                                                          1,790            2,344           (1,428)
   Inventories                                                                 (3,188)          (5,306)         (11,550)
   Prepaid expenses and other current assets                                   (1,305)              42             (442)
   Accounts payable and accrued liabilities                                    (3,799)           4,851            8,478
                                                                          ------------     ------------     ------------
                Net cash provided by operating activities                      22,693           29,712           26,551
                                                                          ------------     ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of fixed assets                                                    (5,589)          (7,209)         (18,178)
   Proceeds from sale of fixed assets                                              --            3,584               --
   Proceeds from sale of discontinued operations                                5,778          118,948               --
   Leasehold incentive proceeds                                                 2,275               --               --
   Contingent consideration for acquisitions                                       --           (1,265)          (9,211)
   Net cash used by discontinued operations                                        --           (4,320)          (1,497)
                                                                          ------------     ------------     ------------
                  Net cash provided by (used in) investing activities           2,464          109,738          (28,886)
                                                                          ------------     ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net (repayments) borrowings on revolving line of credit                    (42,432)         (27,250)          20,500
   Proceeds from the issuance of long-term debt                               215,000               --               --
   Repayments of long-term debt                                              (180,555)        (108,000)         (18,195)
   Deferred financing costs                                                   (11,637)          (4,200)              --
   Redemption premium on early payment of subordinated notes                   (5,533)              --               --
   Repayments of notes receivables from stock sales                                --               --               30
                                                                          ------------     ------------     ------------
                  Net cash (used in) provided by financing activities         (25,157)        (139,450)           2,335
                                                                          ------------     ------------     ------------


NET CHANGE IN CASH                                                                 --               --               --

CASH, beginning of period                                                          --               --               --
                                                                          ------------     ------------     ------------

CASH, end of period                                                       $        --      $        --      $        --
                                                                          ============     ============     ============

Supplemental disclosure of cash flow information:

   Cash paid for interest - Continuing Operations                         $    25,833      $    22,797      $    31,710
   Cash paid for interest - Discontinued Operations                       $        --      $       528      $     3,743

   Cash paid for income taxes - Continuing Operations                     $       457      $        81      $        --
   Cash paid for income taxes - Discontinued Operations                   $        --      $     1,162      $       727

                 The accompanying notes are an integral part of these consolidated financial statements.

                                                          F-5

                            HINES HORTICULTURE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


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

     On March 27, 2002, the Company sold the assets of Sun Gro-U.S. and the stock of Sun Gro-Canada, its growing media business, to the Sun Gro Horticulture Income Fund, a newly established Canadian income fund. The assets sold included 14 facilities located across Canada and the United States and control of approximately 50,000 acres of peat bogs in Canada. Hines no longer harvests, produces or sells peat moss or other growing media soil mixes. Hines received net proceeds of approximately $125,000 from the sale, which were used to pay down outstanding bank debt. Included in the loss on disposal of Sun Gro-U.S. for the year end December 31, 2002 was $19,127 of goodwill.

                                                For the years ended December 31,
                                                --------------------------------
                                                   2003       2002       2001
                                                ---------  ---------  ---------

Income (loss) from operations of discontinued
     Sun Gro-U.S., net of tax                   $     --   $    153   $ (2,268)
Gain (loss) on disposal of Sun Gro-U.S., net
     of tax                                        4,148     (5,566)        --
                                                ---------  ---------  ---------
Income (loss) on discontinued operations,
     net of tax                                 $  4,148   $ (5,413)  $ (2,268)
                                                =========  =========  =========

     In connection with the sale of Sun Gro, the Canadian Customs & Revenue Authority ("CCRA") required that approximately $13.1 million Canadian of the gross proceeds from the sale be withheld in an escrow account pending the determination of whether certain aspects of the sale were taxable for Canadian purposes. The proceeds withheld were not included in the initial measurement of the loss on the sale of Sun Gro. In 2002, the Company filed a tax return, submitted a tax payment of $8.2 million Canadian from the escrow funds and submitted a claim for refund on the basis that the transaction is exempt from tax for Canadian purposes. The balance of the escrow funds of $4.9 million Canadian (US$3.1 million) was then remitted to us and was recorded in the fourth quarter of 2002 as an adjustment to the loss on the sale of Sun Gro. On September 30, 2003, the CCRA completed its assessment of our tax return in which it determined that the transaction was exempt from tax for Canadian purposes and issued a refund to us of all tax paid, plus accrued interest. We received the refund check of $8.7 million Canadian (US $6.3 million) on October 2, 2003 and recorded it in the third quarter of 2003 as an adjustment to the loss on the sale of Sun Gro.

     The Consolidated Financial Statements include the accounts of Hines and its wholly owned subsidiaries after elimination of intercompany accounts and transactions. The Company early adopted the provisions of Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of

                            HINES HORTICULTURE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


Long-Lived Assets" ("SFAS No. 144"), and accordingly, the Company's Consolidated Financial Statements have been restated to reflect the financial position, results of operations and cash flows of the Sun Gro business as "discontinued operations." Revenues of Sun Gro-U.S. were $31,150 and $131,127 for the partial period ended March 27, 2002 and for the year ended December 31, 2001, respectively. Income before provision for income taxes were $26,925 and $14,736 for the partial period ended March 27, 2002 and for the year ended December 31, 2001, respectively.

SIGNIFICANT ACCOUNTING POLICIES
-------------------------------

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

     ALLOWANCE FOR DOUBTFUL ACCOUNTS: The allowance for doubtful accounts is maintained at a level believed adequate by Management to reflect the probable losses in the trade receivable due to customer default, insolvency or bankruptcy. The provision is established by Management using the following criteria: customer credit history, customer current credit rating and other relevant factors, and is re-evaluated on a quarterly basis. The allowance is increased by provisions to bad debt expense charged against income. All recoveries on trade receivables previously charged off are credited to the accounts receivable recovery account charged against income, while direct charge-offs of trade receivables are deducted from the allowance.

     CONCENTRATION OF CREDIT RISK
     ----------------------------

     The Company is subject to credit risk primarily through its accounts receivable balances. The Company does not require collateral for its accounts receivable. The Company's largest customer accounted for approximately 47%, 47% and 44% of the Company's consolidated net sales, excluding discontinued operations, in 2003, 2002 and 2001, respectively. The Company's next largest customer is Lowe's Companies, inc., accounted for approximately 12%, 12% and 9% of its net sales in 2003, 2002 and 2001, respectively. No other customer accounts for more than 10% of net sales.

     AMORTIZATION OF DEFERRED FINANCING EXPENSES
     -------------------------------------------

     Deferred financing expenses are being amortized using a method, which approximates the effective interest method over the term of the associated financing agreements. As a result of the Company's refinancing of both the amended and restated Senior Credit Facility and Senior Notes, $11,032 was capitalized as deferred financing fees.

                            HINES HORTICULTURE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


     DEPRECIATION
     ------------

     Fixed assets are stated at cost less accumulated depreciation. Interest is capitalized for qualifying assets during the assets' acquisition period. No interest was capitalized for the years ended December 31, 2003 and 2002, and $786 was capitalized for the year ended December 31, 2001. Capitalized interest is recorded as part of the asset to which it relates and is depreciated over the respective asset's estimated useful life. Depreciation has been provided for on the straight-line method over the following estimated economic useful lives:

     Buildings                                       10 to 40 years
     Machinery and equipment                         2 to 10 years
     Vehicles and trailers                           2 to 10 years
     Software                                        5 to 10 years
     Furniture and fixtures                          3 to 5 years

     IMPAIRMENT OF LONG-LIVED ASSETS
     -------------------------------

     In accordance with SFAS No. 144, long-lived assets and intangible assets with determinate lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates potential impairment by comparing the carrying amount of the asset with the estimated undiscounted future cash flows associated with the use of the asset and its eventual disposition. Should the review indicate that the asset is not recoverable; the Company's carrying value of the asset would be reduced to its estimated fair value, which is generally measured by future discounted cash flows.

     GOODWILL
     --------

     On January 1, 2002, the Company adopted SFAS No. 142, "GOODWILL AND OTHER INTANGIBLE ASSETS," whereby goodwill is no longer amortized, but instead is subject to a periodic impairment review. As the Company's operations are comprised of one reporting unit, the Company reviews the recoverability of its goodwill by comparing the Company's fair value to the net book value of its assets. If the book value of the Company's assets exceeds the Company's fair value, the goodwill is written down to its implied fair value. The Company evaluates the carrying value of goodwill in the fourth quarter of each year and when events and circumstances indicate that the assets may be impaired. At December 31, 2003, the Company did not believe any impairment of goodwill had occurred.

     Upon adoption of SFAS No. 142, the Company completed its initial impairment analysis in the fourth quarter of 2002. The Company recorded a one-time, non-cash charge of $55,148 to reduce the carrying value of its goodwill. The measurement of the fair value of the goodwill was based on the market capitalization of the Company's common stock over a reasonable period of time, including a control premium. Accordingly, the primary factor contributing to the impairment charge was the overall deterioration in the Company's stock price and the Company's substantial leverage. The Company has recognized this impairment charge as a cumulative effect of change in accounting principle for the year ended December 31, 2002.

     Pursuant to SFAS No. 142, the results for periods prior to adoption are not restated. If SFAS No. 142 had been effective January 1, 2001, net income and basic and diluted earnings per share would have been as follows for the year ended December 31, 2001:

                  Net Income:
                           Reported net income                       $3,425
                           Goodwill amortization, net of tax          2,064
                                                                     -------
                  Adjusted net income                                $5,489
                                                                     =======

                  Earnings per basic and diluted share
                           Reported net income                       $0.16
                           Adjusted net income                       $0.25

                            HINES HORTICULTURE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


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

     ADVERTISING
     -----------

     The Company expenses advertising costs at the time the advertising first takes place. Advertising expense was $884, $1,025 and $977 for the years ended December 31, 2003, 2002 and 2001, respectively, excluding the discontinued operations.

     ACCRUED LIABILITIES
     -------------------

     Accrued liabilities include amounts accrued for expected claims costs relating to our insurance programs for workers compensation and auto liability. The Company has large deductibles for these lines of insurance, which means the Company must pay the portion of each claim that falls below the deductible amount. Expected claims costs are based on an actuarial analysis that considers our current payroll and automobile profile, recent claims history, insurance industry loss development factors and the deductible amounts. Expected claims costs for each year are accrued on a ratable monthly basis with a corresponding charge against income. The adequacy of the accruals is reviewed at the end of each quarter. The accruals for the expected costs relating to the insurance programs for workers compensation and auto liability are maintained at levels believed by the Company's management to adequately reflect their claims obligations.

     COMPREHENSIVE INCOME
     --------------------

     Comprehensive income encompasses all changes in equity other than those arising from transactions with stockholders, and consisted of net income, currency translation adjustments and unrealized net gains and losses on cash flow hedges. As a result of the sale of Sun Gro and the debt refinancing there are no items in accumulated other comprehensive income at December 31, 2003

                            HINES HORTICULTURE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


     USE OF ESTIMATES
     ----------------

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

     EARNINGS PER SHARE ("EPS")
     --------------------------

     Earnings per share are calculated in accordance with SFAS No. 128 "Earnings per Share" ("SFAS No. 128"), which requires the Company to report both basic earnings per share, based on the weighted-average number of common shares outstanding, and diluted earnings per share, based on the weighted-average number of common shares outstanding adjusted to include the potentially dilutive effect of outstanding stock options and warrants. For the years ended December 31, 2003, 2002 and 2001, the incremental shares related to 440,000 warrants outstanding increased fully diluted shares by 0, 5,463 and 18,659, respectively. Additionally, for the years ended December 31, 2003, 2002 and 2001, shares related to employee stock options in the amount of 1.0 million, 0.3 million and
2.8 million, respectively, were excluded from the computation of diluted earnings per share because they would have been anti-dilutive.

     SHIPPING AND HANDLING FEES AND COSTS
     ------------------------------------

     In September 2000, the Emerging Issues Task Force ("EITF") reached a final consensus on Issue No. 00-10 "Accounting for Shipping and Handling Fees and Costs" ("EITF No. 00-10"). The EITF concluded that amounts billed to a customer in a sale transaction related to shipping and handling should be classified as revenue. Shipping and handling fees included as revenue totaled $30,276, $27,229 and $25,473 for the years ended December 31, 2003, 2002 and 2001, respectively, excluding those attributable to discontinued operations.

     The Company classifies shipping and handling costs as part of selling and distribution expenses. Shipping and handling costs were $70,866, $69,044 and $64,694 for the years ended December 31, 2003, 2002 and 2001, respectively, excluding those attributable to discontinued operations.

     DERIVATIVES
     -----------

     Derivative instruments are accounted in accordance with SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). The Company's only derivative instrument is an interest rate swap agreement that does not qualify for hedge accounting treatment under SFAS No. 133 and therefore is marked to market.

     ACCOUNTING PRONOUNCEMENTS ADOPTED
     ---------------------------------

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

                            HINES HORTICULTURE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


     In June 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity, including Certain Costs Incurred in a Restructuring." The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. In accordance with SFAS No. 146, the Company recorded $1,562 of severance expense primarily related to the resignation of Stephen P. Thigpen, Chairman and Chief Executive Officer, for the year ended December 31, 2003.

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

                                                   YEAR ENDED DECEMBER 31,
                                              ---------------------------------
                                                 2003        2002        2001
                                              ---------   ---------   ---------
         Net income (loss), as reported       $  9,713    $(52,703)   $  3,425
         Stock option expense, net of tax
           benefit of $338, $755 and $1,407       (486)     (1,086)     (2,025)
                                              ---------   ---------   ---------
         Pro forma net (loss) income          $  9,227    $(53,789)   $  1,400
                                              =========   =========   =========
         Earnings per share:
         Basic and diluted - as reported      $   0.44    $  (2.39)   $   0.16
                                              =========   =========   =========
         Basic and diluted - pro forma        $   0.42    $  (2.44)   $   0.06
                                              =========   =========   =========

     The Company estimates the weighted average fair value of each stock option on the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                2003         2002         2001
                                                ----         ----         ----
         Dividend Yield                            0%           0%           0%
         Expected volatility                   74.95%       74.16%       85.77%
         Risk-free interest rate                3.77%        3.36%        5.56%
         Expected life                       Six years    Six years    Six years


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

                            HINES HORTICULTURE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


15, 2003. The adoption of SFAS No. 150 on July 1, 2003 did not have an impact on our financial position, results of operations or cash flows.

     NEW ACCOUNTING PRONOUNCEMENTS
     -----------------------------

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51" ("FIN 46"). The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights ("variable interest entities") and to determine when and which business enterprise ("primary beneficiary") should consolidate the variable interest entity. FIN 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among the parties involved. Variable interest entities that effectively disperse risks will not be consolidated unless a single party holds an interest or combination of interests that effectively recombines risks that were previously dispersed. In addition, FIN 46 requires that the primary beneficiary, as well as all other enterprises with a significant variable interest in a variable interest entity, make additional disclosures. Certain disclosure requirements of FIN 46 were effective for financial statements issued after January 31, 2003. In December 2003, the FASB revised FIN 46 ("FIN 46R") to address certain FIN 46 implementation issues. The revised provisions are applicable no later than the first reporting period ending after March 15, 2004. The adoption of FIN 46 and FIN 46R is not expected to have a material effect on the Company's financial position, results of operations and cash flows.

     RECLASSIFICATIONS
     -----------------

     Certain prior year amounts have been reclassified to conform to current year presentations.

2.   INVENTORIES
     -----------

     Inventories consisted of the following:
                                                           December 31,
                                                --------------------------------
                                                     2003              2002
                                                --------------    --------------


         Nursery stock                          $     162,861     $     161,007
         Materials and supplies                        10,229             8,974
                                                --------------    --------------
                                                $     173,090     $     169,981
                                                ==============    ==============

3.   FIXED ASSETS
     ------------

     Fixed assets consisted of the following:
                                                           December 31,
                                                --------------------------------
                                                     2003              2002
                                                --------------    --------------

         Land                                   $      31,570     $      31,541
         Buildings and improvements                    93,972            93,064
         Machinery and equipment                       34,408            32,327
         Software                                      18,247            17,891
         Construction in progress                       5,804             3,518
                                                --------------    --------------
                                                      184,001           178,341
         Less accumulated depreciation                (47,566)          (38,102)
                                                --------------    --------------

               Fixed assets, net                $     136,435     $     140,239
                                                ==============    ==============

                            HINES HORTICULTURE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


4.   INTEREST RATE SWAP AGREEMENT
     ----------------------------

     In May 2000, the Company entered into an interest rate swap agreement to economically hedge $75,000 of debt. This interest rate swap agreement does not qualify for hedge accounting treatment under SFAS No. 133 and therefore is marked to market. The interest rate swap agreement effectively changes the Company's exposure on its variable-rate interest payments to fixed-rate interest payments (7.13%) based on the 3-month LIBOR rate in effect at the beginning of each quarterly period. Despite the refinancing of long-term debt (see Note 6), the interest rate swap agreement remains outstanding and matures in February 2005. The estimated fair value of the Company's obligation under the interest rate swap agreement was $5,320 at December 31, 2003.

     Effective January 1, 2001, the Company adopted the provisions of SFAS No. 133, as amended. Adopting the provisions of SFAS No. 133 on January 1, 2001 resulted in a cumulative after-tax charge to accumulated other comprehensive income as of January 1, 2001 of $2,334, representing the fair value of the interest rate swap agreement, net of tax. This amount was being amortized as interest rate swap agreement expense over the term of the debt. At December 31, 2002, accumulated other comprehensive loss had a balance, net of tax, of $(1,215). For the year ended December 31, 2003, $420 was amortized and the balance of $795 was written off as a loss on debt extinguishment due to the refinancing. For the year ended December 31, 2003, the Company recognized pre-tax income $2,710 reported as interest rate swap agreement income in the condensed consolidated statements of operations. This was comprised of a $3,421 gain related to the change in the fair value of the interest rate swap agreement, offset by $711 of pre-tax amortization of other comprehensive income. In addition, as a result of the refinancing of long-term debt, the Company recognized the remaining pre-tax unamortized value of the interest rate swap agreement of $1,347 as loss on debt retirement in the 2003 statement of operations. For the year ended December 31, 2002, the Company recognized $2,573 as interest rate swap agreement expense in the condensed consolidated statements of operations.

5.   REVOLVING LINES OF CREDIT

     On September 30, 2003, the Company amended and restated its Senior Credit Facility. Hines Nurseries and its domestic operating subsidiaries are borrowers under the Senior Credit Facility. The Senior Credit Facility consists of (i) a revolving facility with availability of up to $145,000 (subject to borrowing base limits) and (ii) a term loan facility of up to $40,000. The revolving facility also permits the ability to obtain letters of credit up to a sub-limit.

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

         RESTRICTIONS; COVENANTS. The Senior Credit Facility places various restrictions on Hines Nurseries and its subsidiaries, including, but not limited to, limitations on the Company's ability to incur additional debt, pay dividends or make distributions, sell assets or make investments. The Senior Credit Facility specifically restricts Hines Nurseries and its subsidiaries from making distributions to Hines Horticulture. Distributions to Hines Horticulture are limited to (i) payments covering customary general and administrative expenses, not to exceed $500 in any fiscal year, (ii) payments to discharge any consolidated tax liabilities, (iii) and payments, not to exceed as much as $8,300 in any fiscal year or $9,300 over the term of the Senior Credit Facility, to enable Hines Horticulture to repurchase its own outstanding common stock from holders other than its majority shareholder. Dividends to Hines Horticulture are disallowed under the Senior Credit Facility.

         The Senior Credit Facility requires Hines Nurseries and its subsidiaries to meet specific covenants and financial ratios, including a minimum fixed charge coverage test, a maximum leverage test and a maximum capital expenditure test. The new Senior Credit Facility contains customary representations and warranties and customary events of default and other covenants. As of December 31, 2003, the Company was in compliance with all covenants.

                            HINES HORTICULTURE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


         INTEREST RATE; FEES. The interest rate on the loans under the Senior Credit Facility may be, at the Company's option, Prime rate loans or LIBOR rate loans. Prime rate loans under the revolving loan facility bear interest at the Prime lending rate plus an additional amount that ranges from 0.75% to 1.75%, depending on its consolidated leverage ratio. Prime rate loans under the term loan bear interest at the Prime lending rate plus an additional amount that ranges from 1.25% to 2.25%, depending on its consolidated leverage ratio. Currently, the applicable margin for Prime rate loans is (i) 1.75% for the new revolving loan facility and (ii) 2.25% for the new term loan. LIBOR rate loans under the revolving loan facility bear interest at the LIBOR rate plus an additional amount that ranges from 1.75% to 2.75%, depending on its consolidated leverage ratio. LIBOR rate loans under the new term loan bear interest at the LIBOR rate plus an additional amount that ranges from 2.25% to 3.25%, depending on its consolidated leverage ratio. Currently, the applicable margin for LIBOR rate loans is (i) 2.75% for the new revolving loan facility and (ii) 3.25% for the new term loan. In addition to paying interest on outstanding principal, the Company is required to pay a commitment fee on the daily average unused portion of the revolving facility that will accrue from the closing date based on the utilization of the revolving facility.

         BORROWING BASE. Availability of borrowings under the revolving facility are subject to a borrowing base consisting of the sum of (i) 85% of eligible accounts receivable plus (ii) the lesser of (x) up to 55% of eligible inventory or (y) 85% of the appraised net orderly liquidation value of eligible inventory. The Company must deliver borrowing base certificates and reports at least monthly. The borrowing base also may be subject to certain other adjustments and reserves to be determined by the agent. Eligible accounts receivable of both The Home Depot, the Company's largest customer, and Lowe's Companies, Inc., its second largest customer, may not exceed 30% of total eligible accounts receivable at any time. At December 31, 2003, the Company had $38,080 of available credit.

         REPAYMENT. Under the terms of the Senior Credit Facility, amortization payments of $1,905 on the term loan will be required at the end of each of its second, third and fourth fiscal quarters beginning with June 30, 2004, with the full remaining balance payable on the last installment date. Subject to certain exceptions, 100% of the net cash proceeds it receives from certain asset dispositions and issuances of debt, 50% of the net cash proceeds the Company receives from issuances of equity and 25% of excess cash flow (beginning in 2004) are required to be applied to repay the term loan facility and are to be applied on a pro rata basis to all remaining scheduled installments of the term loan facility. The Senior Credit Facility may also be voluntarily prepaid at any time without premium or penalty.

                            HINES HORTICULTURE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


6.   LONG-TERM DEBT
     --------------

                                                                       December 31,    December 31,
                                                                           2003            2002
                                                                       ------------    ------------
Term loan at the bank's reference rate plus 2.25% or the LIBOR
(1.19% at December 31, 2003) rate plus 3.25%. Principal
payments, beginning June 30, 2004, due each quarter ending
June 30, September 30 and December 31 in the amount of $1,905
with the outstanding balance of $15,238 due on September 30, 2008      $    40,000     $        --

Senior Notes, interest at 10.25% payable semi-annually on each
April 1 and October 1, maturing on October 1, 2011                         175,000              --

Tranche B term debt, interest at the bank's reference rate (4.25%
at December 31, 2002) plus 3.00% or the Eurodollar rate plus 4.00%              --          51,100

Term debt interest at the bank's reference rate (4.25% at December
31, 2002) plus 3.00% or the Eurodollar rate plus 4.00%                          --          51,370

Senior Subordinated Notes, Series B, interest at 12.75%                         --          79,782

Other obligations due at various dates through 2004                             76             162
                                                                       ------------    ------------
                                                                           215,076         182,414

Less current portion                                                         5,789          17,585
                                                                       ------------    ------------
                 Total long-term debt                                  $   209,287     $   164,829
                                                                       ============    ============

     The following are the Company's estimated principal maturities of long-term debt outstanding for each of the next five years ending December 31 and thereafter:

         2004                                                 $       5,789
         2005                                                         5,714
         2006                                                         5,714
         2007                                                         5,714
         2008                                                        17,145
         Thereafter                                                 175,000
                                                              --------------

                    Total                                     $     215,076
                                                              ==============

     On September 30, 2003, the Company called for redemption its $78,000 in aggregate principal amount of the 12.75% Senior Subordinated Notes at a redemption price of 106% of the aggregate principal amount thereof ($82,680 at September 30, 2003), plus accrued and unpaid interest thereon through the date of redemption. In addition, the Company refinanced all debt outstanding under the previous Credit Facility. Payment of the redemption premium on the 12.75% Senior Subordinated Notes, the write-off of the unamortized deferred financing expenses and the write-off of the remaining other comprehensive income related to the FAS 133 adoption resulted in a loss on debt retirement of $9,235, in the year ended December 31, 2003.

     SENIOR CREDIT FACILITY - TERM LOAN. The term loan facility was drawn down in full in connection with the refinancing. Please see Footnote 5 above for the terms.

                            HINES HORTICULTURE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


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

7.   COMMITMENTS AND CONTINGENCIES
     -----------------------------

OPERATING LEASES

     The Company leases certain land, office, trucks and warehouse facilities under various renewable long-term operating leases, which expire through 2010. Certain of these leases include escalation clauses based upon changes in the consumer price index and/or the fair rental value of leased land. One of the operating land leases requires the Company to pay rent equal to the greater of
2.25 percent, increasing to 3 percent by the year 2010, of the sales derived from the related land, or a minimum per acre amount, as defined in the agreement. Total rent expense for continuing operations for these operating lease agreements for the years ended December 31, 2003, 2002 and 2001 was $7,972, $9,174 and $8,144, respectively.

     The following are the Company's future minimum annual payments under its non-cancelable operating leases for each of the next five years ending December 31 and thereafter:

                                     Continuing
                                     Operations
                                    ------------

         2004                       $     4,693
         2005                             3,898
         2006                             3,017
         2007                             1,164
         2008                               618
         Thereafter                       7,106
                                    ------------
                                    $    20,496
                                    ============

     In May 2003, the Company amended the lease for its 479-acre Irvine, California nursery headquarters. Under the amendment, the Company agreed to vacate 254 acres covered by the lease in 2006 in exchange for an extension of the term of the lease on 170 acres that was set to expire beginning in September

                            HINES HORTICULTURE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


2003 to December 2010 and the lease of an additional 63 acres contiguous to its existing facility from July 2003 to December 2010. The landlord also agreed to assist with the costs of developing the new acreage and transition costs of up to $4 million, which include payments of $2 million and percentage rent credits of up to $2 million. The payment of $2 million is being amortized over the life of the lease. Additionally, the landlord also agreed to assist with the Company's objective of trying to secure beyond 2010 an acceptable nursery property relatively near its current location in Irvine, California, although the Company cannot be sure that it will be able to accomplish this objective.

LEGAL MATTERS

     In connection with the Company's acquisition of Lovell, the Company agreed, subject to various provisions in the purchase agreement, to make earn-out payments to the sellers of up to approximately $5.0 million for fiscal 2001 if the purchased operations achieved certain performance thresholds. Although the Company determined that the thresholds were not met and no earn-out payment was required, the sellers of Lovell are disputing the Company's determination and have initiated arbitration proceedings against the Company. The sellers also contend that the amount of the earn-out at issue is $7.5 million. As of the date hereof, the two sides have mutually selected an arbitrator, discovery is proceeding and the arbitration hearing has been scheduled to occur during May 2004. The Company intends to vigorously contest this matter and believes it has meritorious defense to the sellers' claims. However, in the event of an adverse determination, the Company could be required to pay all or a portion of the disputed earn-out payment plus other fees and expenses. The amount of such earn-out payment would become part of the purchase price for the assets associated with the acquisition and would be accounted for as goodwill, subject to the impairment testing discussed in "New Accounting Pronouncements" under
Note 1 to the Consolidated Financial Statements.

     Additionally, from time to time, the Company is involved in various disputes and litigation matters, which arise in the ordinary course of business. The litigation process is inherently uncertain and it is possible that the resolution of these disputes and lawsuits may adversely affect the Company. Management believes, however, that the ultimate resolution of such matters will not have a material adverse impact on the Company's consolidated financial position, results of operations or cash flows.

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

     On June 1, 2000, the Board adopted and approved to increase the number of shares of common stock available for issuance under the 1998 Stock Plan by 1.0 million shares. At December 31, 2003, the Company had reserved 3.6 million shares of its common stock for issuance upon exercise of options granted or to be granted under this plan.

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

                            HINES HORTICULTURE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


     The Company adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") in 1998. As permitted by SFAS No. 123, the Company measures compensation cost in accordance with Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" and related interpretations, but provides pro forma disclosures of net income and earnings per share as if the fair value method (as defined in SFAS No. 123) had been applied. Had compensation cost been determined using the fair value method prescribed by SFAS No. 123, the Company's net income and earnings per share, including discontinued operations, for the years ended December 31, 2003 and 2002 as noted in Note 1.

     A summary of the status of the Company's stock option plan as of December 31 is presented below:

                                             2003                             2002                                2001
                               -------------------------------  --------------------------------    -------------------------------
                                              Weighted Average                  Weighted Average                   Weighted Average
                                   Shares      Exercise Price      Shares        Exercise Price        Shares       Exercise Price
                               -------------  ----------------  -------------   ----------------    -------------  ----------------
Outstanding -beginning of year      271,078   $       8.33         2,824,814    $       9.81           2,897,480   $       9.93
Granted                           1,303,633           5.50                --              --              81,000           4.53
Exercised                                --             --                --              --                  --             --
Cancelled                          (584,988)          5.60        (2,553,736)           9.97            (153,666)          8.91
                               -------------                    -------------                       -------------
Outstanding -end of year            989,723   $       6.22           271,078    $       8.33           2,824,814   $       9.81
                               =============                    =============                       =============

Exercisable                         933,834                          208,303                           1,961,827
                               =============                    =============                       =============

Weighted average fair value
  of options granted during period            $       3.62                      $         --                       $       3.52
                                              =============                     =============                      =============

     The weighted average remaining contractual life was eight years at December 31, 2003. As of December 31, 2003, expiration dates ranged from June 22, 2008 to October 8, 2013. The range of exercise prices was $3.32 to $11.00 for options outstanding as of December 31, 2003.

     WARRANTS
     --------

     In November of 2000, in connection with the Third Amendment to the Company's then existing senior credit facility, the Company issued a warrant to its majority stockholder in exchange for guarantee for the extension of the $30,000 seasonal revolving loan commitment. The warrant is convertible into 440,000 shares of common stock at an exercise price of $3.50 per share valued at $843. The warrant is exercisable at any time prior to December 31, 2005.

                            HINES HORTICULTURE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


9.   INCOME TAXES
     ------------

     The components of (loss) income before provision for income taxes and the provision for income taxes consisted of the following:

                                             For the Years Ended December 31,
                                        ----------------------------------------
                                           2003           2002           2001
                                        ----------     ----------     ----------

(Loss) income before income taxes:
U.S.                                    $  10,796      $ (64,377)     $  10,723
Foreign                                        --          3,963          8,645
                                        ----------     ----------     ----------
                                        $  10,796      $ (60,414)     $  19,368
                                        ==========     ==========     ==========


Income from continuing operations       $   9,432      $  13,314      $  10,320
Income from discontinued operations         1,364          5,029          9,048
Loss from SFAS No. 142 adjustment              --        (78,757)            --
                                        ----------     ----------     ----------
                                        $  10,796      $ (60,414)     $  19,368
                                        ==========     ==========     ==========


Current income tax provision:
Federal                                 $      --      $      --      $      --
State                                          --          1,400             --
Foreign                                        --            819          1,090
                                        ----------     ----------     ----------
                                        $      --      $   2,219      $   1,090
                                        ----------     ----------     ----------


Deferred provision (benefit):
Federal                                 $     959      $  (8,360)     $  12,121
State                                         124         (2,410)           863
Foreign                                        --            840          1,869
                                        ----------     ----------     ----------
                                            1,083         (9,930)        14,853
                                        ----------     ----------     ----------
                                        $   1,083      $  (7,711)     $  15,943
                                        ==========     ==========     ==========

                            HINES HORTICULTURE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


     The reported provision for income taxes differs from the amount computed by applying the statutory federal income tax rate of 35 percent to income before provision for income taxes as follows:

                                             For the Years Ended December 31,
                                        ----------------------------------------
                                           2003           2002            2001
                                        ----------     ----------     ----------

Provision computed at statutory rate    $   3,779      $ (21,145)     $   6,779
Increase (decrease) resulting from:
State tax, net of federal benefit             506         (1,010)           546
Foreign taxes                                  --            272            389
Goodwill                                       --          8,881            413
Canada withholding tax                     (3,344)         3,344             --
Meals and entertainment                        80            118            194
Reduction in tax reserves                      --             --           (482)
Investment in Foreign Subsidiary               --          1,840          8,125
Other                                          62            (11)           (21)
                                        ----------     ----------     ----------
                                        $   1,083      $  (7,711)     $  15,943
                                        ==========     ==========     ==========

Provision for continuing operations     $   3,867      $   5,456      $   4,627
Provision (benefit) for discontinued
  operations                               (2,784)        10,442         11,316
Benefit for SFAS No. 142 adjustment            --        (23,609)            --
                                        ----------     ----------     ----------

                                        $   1,083      $  (7,711)     $  15,943
                                        ==========     ==========     ==========

                            HINES HORTICULTURE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


DEFERRED TAX ASSETS (LIABILITIES) ARE COMPRISED OF THE FOLLOWING:

                                                              December 31,
Deferred tax assets:                                      2003           2002
                                                       ----------     ----------

Net operating loss carryforwards                          10,780          5,102
Book/tax difference in debt                                2,101          7,640
Intangible asset basis differences                        15,723         17,869
Other                                                        160           (284)
                                                       ----------     ----------
     Gross deferred tax assets                            28,764         30,327
                                                       ----------     ----------

Deferred tax liabilities:
Accrual to cash adjustment                               (65,186)       (63,994)
Fixed asset basis differences                            (15,075)       (12,562)
Canada withholding tax                                        --         (3,344)
Other                                                     (1,455)        (1,455)
                                                       ----------     ----------
     Gross deferred tax liabilities                      (81,716)       (81,355)
                                                       ----------     ----------

Net deferred tax liability                             $ (52,952)     $ (51,028)
                                                       ==========     ==========

Deferred income tax liability, current                 $ (65,186)     $ (63,994)
Deferred income tax asset (liability), non-current        12,234         12,966
                                                       ----------     ----------
                                                       $ (52,952)     $ (51,028)
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

     At December 31, 2003, the Company had approximately $26,893 in net operating loss carryforwards for federal income tax reporting purposes. The Company's federal net operating losses begin to expire in 2020.

10.  EMPLOYEE BENEFIT PLANS
     ----------------------

     As of January 1, 2001, Hines Nurseries established a 401(k) Retirement Savings Plan for salaried and permanent hourly employees. As of January 2002, participants voluntary contribution limits were increased in accordance with IRS rules. As of January 1, 2003, pursuant to IRS rules, participants may now make voluntary contributions to the plan up to a maximum of twelve thousand dollars not to exceed 20 percent of their annual compensation (as defined). In addition to this, employees over age 50 may now contribute an additional two thousand dollars. Hines' matching contribution to the Plan is equal to 100 percent of the first 3 percent of a participant's voluntary deferral of salary, and 50 percent of the next 2 percent of a participant's voluntary deferral of salary per calendar year. As of May 16, 2003, Hines discontinued its matching contributions. As of January 1, 2004, pursuant to IRS rules, participants may make voluntary contributions to the plan up to a maximum of thirteen thousand dollars not to exceed 50 percent of their annual compensation (as defined). In addition to this, employees over age 50 may now contribute an additional three thousand dollars.

     The total expense related to the Hines plan was $632, $1,593 and $342 for the years ended December 31, 2003, 2002 and 2001, respectively.

                            HINES HORTICULTURE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


11.  FAIR VALUES OF FINANCIAL INSTRUMENTS
     ------------------------------------

     The Company used the following methods and assumptions in estimating its fair value disclosures for financial instruments:

CASH

     The carrying amount reported in the balance sheet for cash approximates its fair value.

SHORT-TERM AND LONG-TERM DEBT

     The fair value of the Senior Notes is based on the closing price of the debt securities at December 31, 2003 and 2002. The carrying amount of the Company's other long-term debt approximates its fair value based upon borrowing rates currently available to the Company. The carrying amount of the short-term debt approximates the fair value based on the short-term maturity of the instrument.

     The carrying amounts and estimated fair values of the Company's financial instruments at December 31, 2003 and 2002 are as follows:

                                                                   December 31,
                                        ------------------------------------------------------------------
                                                      2003                               2002
                                        -------------------------------   --------------------------------
                                           Carrying        Estimated         Carrying         Estimated
                                            Amount         Fair Value         Amount          Fair Value
                                        --------------   --------------   --------------    --------------
     Cash                               $          --    $          --    $          --     $          --
     Revolving line of credit                  30,318           30,318           72,750            72,750
     Long-term debt (including
       current portion)                       215,076          230,826          182,414           184,533

12.  VALUATION AND QUALIFYING ACCOUNTS
     ---------------------------------

     Activity with respect to the Company's allowance for doubtful accounts receivable is summarized as follows:

                                       For the Years Ended December 31,
                              --------------------------------------------------
                                    2003             2002              2001
                              ---------------   --------------    --------------

     Beginning balance        $        1,997    $       1,303     $       1,528
     Charges to expense                  163            1,049               699
     Amounts written off              (1,559)            (355)             (924)
                              ---------------   --------------    --------------
     Ending balance           $          601    $       1,997     $       1,303
                              ===============   ==============    ==============

                            HINES HORTICULTURE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


13.  GUARANTOR/NON-GUARANTOR DISCLOSURES
     -----------------------------------

     The 10.25% Senior Subordinated Notes issued by Hines Nurseries (the "issuer") have been guaranteed by Hines Horticulture (the "parent guarantor") and by both Hines SGUS, Inc. ("Hines SGUS") and Enviro-Safe Laboratories, Inc. ("Enviro-Safe") (collectively Hines SGUS and Enviro-Safe are the "subsidiary guarantors"). The issuer and the subsidiary guarantors are 100% owned subsidiaries of the parent guarantor and the parent and subsidiary guaranties are full, unconditional and joint and several. Separate financial statements of Hines Nurseries, Hines SGUS and Enviro-Safe are not presented in accordance with the exceptions provided by Rule 3-10 of Regulation S-X.

     The following condensed consolidating information shows (a) Hines Horticulture on a parent company basis only as the parent guarantor (carrying its investment in its subsidiaries under the equity method), (b) Hines Nurseries as the issuer, (c) Hines SGUS and Enviro-Safe as subsidiary guarantors, (d) eliminations necessary to arrive at the information for the parent guarantor and its direct and indirect subsidiaries on a consolidated basis and (e) the parent guarantor on a consolidated basis as follows:

     o Condensed consolidating balance sheets as of December 31, 2003 and 2002;
     o Condensed consolidating statements of operations for the years ended December 31, 2003, 2002 and 2001; and
     o Condensed consolidating statements of cash flows for the years ended December 31, 2003, 2002 and 2001.

                                                      HINES HORTICULTURE, INC.
                                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                              (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


                                                GUARANTOR / NON-GUARANTOR DISCLOSURES
                                                     CONSOLIDATING BALANCE SHEET
                                                       AS OF DECEMBER 31, 2003
                                                       (DOLLARS IN THOUSANDS)

                                                          Hines
                                                       Horticulture       Hines
                                                         (Parent        Nurseries      Subsidiary                     Consolidated
                                                        Guarantor)       (Issuer)      Guarantors     Eliminations        Total
                                                      -------------   -------------   -------------   -------------   -------------
                    ASSETS
                    ------

Current assets:
    Cash                                              $         --    $         --    $         --    $         --    $         --
    Accounts receivable, net                                    --          23,361             363              --          23,724
    Inventories                                                 --         172,626             464              --         173,090
    Prepaid expenses and other current assets                   --           2,640             517              --           3,157
                                                      -------------   -------------   -------------   -------------   -------------
                        Total current assets                    --         198,627           1,344              --         199,971
                                                      -------------   -------------   -------------   -------------   -------------

Fixed assets, net                                               --         136,399              36              --         136,435
Deferred financing expenses, net                                --          10,589              --              --          10,589
Deferred income taxes                                        2,922          28,461              --         (19,149)         12,234
Goodwill, net                                                   --          42,979              --              --          42,979
Investments in subsidiaries                                 57,641              --              --         (57,641)             --
                                                      -------------   -------------   -------------   -------------   -------------
                                                      $     60,563    $    417,055    $      1,380    $    (76,790)   $    402,208
                                                      =============   =============   =============   =============   =============

       LIABILITIES AND SHAREHOLDERS' EQUITY
       ------------------------------------

Current liabilities:
    Accounts payable                                  $         --    $     10,099    $          5    $         --    $     10,104
    Accrued liabilities                                         --           9,061             173              --           9,234
    Accrued payroll and benefits                                --           6,971              --              --           6,971
    Accrued interest                                            --           5,073              --              --           5,073
    Long-term debt, current portion                             --           5,789              --              --           5,789
    Borrowings on revolving credit facility                     --          30,318              --              --          30,318
    Deferred income taxes                                       --          68,972              --          (3,786)         65,186
    Intercompany accounts                                    7,832          (7,832)             --              --              --
                                                      -------------   -------------   -------------   -------------   -------------
                   Total current liabilities                 7,832         128,451             178          (3,786)        132,675
                                                      -------------   -------------   -------------   -------------   -------------

Long-term debt                                                  --         209,287              --              --         209,287
Interest rate swap agreement                                    --           5,320              --              --           5,320
Deferred income taxes                                           --          15,363              --         (15,363)             --
Accrued long-term liability, net                                --           2,196              --              --           2,196
Shareholders' equity
    Common stock                                               221          16,981             990         (17,971)            221
    Additional paid in capital                             128,781          21,362              --         (21,362)        128,781
    Retained earnings (deficit)                            (76,271)         18,095             212         (18,308)        (76,272)
                  Total shareholders' equity                52,731          56,438           1,202         (57,641)         52,730
                                                      -------------   -------------   -------------   -------------   -------------

                                                      $     60,563    $    417,055    $      1,380    $    (76,790)   $    402,208
                                                      =============   =============   =============   =============   =============

                                                      HINES HORTICULTURE, INC.
                                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                              (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                         GUARANTOR / NON-GUARANTOR DISCLOSURES - CONTINUED
                                                    CONSOLIDATING BALANCE SHEET
                                                      AS OF DECEMBER 31, 2002
                                                      (DOLLARS IN THOUSANDS)

                                                     Hines
                                                  Horticulture        Hines
                                                    (Parent         Nurseries       Subsidiary                       Consolidated
                                                   Guarantor)        (Issuer)       Guarantors      Eliminations         Total
                                                 -------------    -------------    -------------    -------------    -------------
                   ASSETS
                   ------

Current assets:
    Cash                                         $         --     $         --     $         --     $         --     $         --
    Accounts receivable, net                               --           25,309              529               --           25,838
    Inventories                                            --          169,258              723               --          169,981
    Prepaid expenses and other current assets              --            6,672            5,144           (5,144)           6,672
                                                 -------------    -------------    -------------    -------------    -------------
                    Total current assets                   --          201,239            6,396           (5,144)         202,491
                                                 -------------    -------------    -------------    -------------    -------------

Fixed assets, net                                          --          140,195               44               --          140,239
Deferred financing expenses, net                           --            7,137               --               --            7,137
Deferred income taxes                                   2,921           10,045               --               --           12,966
Goodwill, net                                              --           42,979               --               --           42,979
Investments in subsidiaries                            46,713               --               --          (46,713)              --
                                                 -------------    -------------    -------------    -------------    -------------
                                                 $     49,634     $    401,595     $      6,440     $    (51,857)    $    405,812
                                                 =============    =============    =============    =============    =============

     LIABILITIES AND SHAREHOLDERS' EQUITY
     ------------------------------------

Current liabilities:
    Accounts payable                             $         --     $     12,231     $         90     $         --     $     12,321
    Accrued liabilities                                    --           10,855               56               --           10,911
    Accrued payroll and benefits                           --            6,844                1               --            6,845
    Accrued interest                                       --            6,034               --               --            6,034
    Long-term debt, current portion                        --           17,585               --               --           17,585
    Borrowings on revolving credit facility                --           72,750               --               --           72,750
    Liabilities of discontinued operations                 --               --            5,144           (5,144)              --
    Deferred income taxes                                  --           63,855              139               --           63,994
    Intercompany accounts                               7,832           (7,650)            (182)              --               --
                                                 -------------    -------------    -------------    -------------    -------------
               Total current liabilities                7,832          182,504            5,248           (5,144)         190,440
                                                 -------------    -------------    -------------    -------------    -------------

Long-term debt                                             --          164,829               --               --          164,829
Derivative Liability                                       --            8,741               --               --            8,741
Shareholders' equity
    Common stock                                          221           16,981              990          (17,971)             221
    Additional paid in capital                        128,781           21,362               --          (21,362)         128,781
    Retained earnings (deficit)                       (85,985)           8,393              202           (8,595)         (85,985)
    Accumulated other comprehensive loss               (1,215)          (1,215)              --            1,215           (1,215)
                                                 -------------    -------------    -------------    -------------    -------------
              Total shareholders' equity               41,802           45,521            1,192          (46,713)          41,802
                                                 -------------    -------------    -------------    -------------    -------------

                                                 $     49,634     $    401,595     $      6,440     $    (51,857)    $    405,812
                                                 =============    =============    =============    =============    =============

                                                     HINES HORTICULTURE, INC.
                                            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                            (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                        GUARANTOR / NON-GUARANTOR DISCLOSURES - CONTINUED
                                              CONSOLIDATING STATEMENT OF OPERATIONS
                                               FOR THE YEAR ENDED DECEMBER 31, 2003
                                                      (DOLLARS IN THOUSANDS)

                                                             Hines
                                                          Horticulture      Hines
                                                            (Parent       Nurseries     Subsidary                    Consolidated
                                                           Guarantor)      (Issuer)     Guarantors    Eliminations       Total
                                                          ------------   -----------    -----------   ------------   ------------
Sales, net                                                $       --     $  336,647     $    1,625    $       --     $  338,272
Cost of goods sold                                                --        166,771          1,062            --        167,833
                                                          -----------    -----------    -----------   -----------    -----------
    Gross Profit                                                  --        169,876            563            --        170,439
Operating expenses                                                --        125,252            532            --        125,784
                                                          -----------    -----------    -----------   -----------    -----------
    Operating income                                              --         44,624             31            --         44,655
                                                          -----------    -----------    -----------   -----------    -----------
Other expenses:
   Interest                                                       --         24,927             --            --         24,927
   Interest - intercompany                                        --             --             --            --             --
   Interest rate swap agreement expense                           --         (2,710)            --            --         (2,710)
   Amortization of deferred financing expenses, other         (9,713)         3,771             --         9,713          3,771
   Loss on debt extinguishment                                    --          9,235             --            --          9,235
                                                          -----------    -----------    -----------   -----------    -----------
                                                              (9,713)        35,223             --         9,713         35,223
                                                          -----------    -----------    -----------   -----------    -----------
Income (loss) before provision for income taxes                9,713          9,401             31        (9,713)         9,432
Income tax (benefit) provision                                    --          3,846             21            --          3,867
                                                          -----------    -----------    -----------   -----------    -----------
Net income  before discontinued operations                     9,713          5,555             10        (9,713)         5,565
(Loss) income from discontinued operations, net of tax            --          4,148             --            --          4,148
                                                          -----------    -----------    -----------   -----------    -----------
Net income (loss)                                         $    9,713     $    9,703     $       10    $   (9,713)    $    9,713
                                                          ===========    ===========    ===========   ===========    ===========

                                                      HINES HORTICULTURE, INC.
                                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                             (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                         GUARANTOR / NON-GUARANTOR DISCLOSURES - CONTINUED
                                               CONSOLIDATING STATEMENT OF OPERATIONS
                                                FOR THE YEAR ENDED DECEMBER 31, 2002
                                                       (DOLLARS IN THOUSANDS)

                                                      Hines
                                                   Horticulture       Hines
                                                     (Parent         Nurseries       Subsidary                        Consolidated
                                                    Guarantor)       (Issuer)        Guarantors      Eliminations         Total
                                                  -------------    -------------    -------------    -------------    -------------
Sales, net                                        $         --     $    334,669     $     33,027     $    (31,150)    $    336,546
Cost of goods sold                                          --          165,680           18,243          (16,929)         166,994
                                                  -------------    -------------    -------------    -------------    -------------
    Gross Profit                                            --          168,989           14,784          (14,221)         169,552
Operating expenses                                          --          121,848           (8,228)           8,718          122,338
                                                  -------------    -------------    -------------    -------------    -------------
    Operating income                                        --           47,141           23,012          (22,939)          47,214
                                                  -------------    -------------    -------------    -------------    -------------
Other expenses:
   Interest                                                 --           25,927              528           (1,250)          25,205
   Interest - intercompany                                  --             (722)             722               --               --
   Interest rate swap agreement expense                     --            2,573               --               --            2,573
  Amortization of deferred financing
     expenses, other                                   104,260            1,915               --         (101,792)           4,383
   Loss on debt extinguishment                              --            1,739               --               --            1,739
                                                  -------------    -------------    -------------    -------------    -------------
                                                       104,260           31,432            1,250         (103,042)          33,900
                                                  -------------    -------------    -------------    -------------    -------------
Income (loss) before provision for income
   taxes                                              (104,260)          15,709           21,762           80,103           13,314
Income tax (benefit) provision                          (2,668)           8,095           19,502          (19,473)           5,456
                                                  -------------    -------------    -------------    -------------    -------------
Net income  before discontinued operations            (101,592)           7,614            2,260           99,576            7,858
(Loss) income from discontinued operations,
   net of tax                                           (6,259)          (1,371)              --            2,217           (5,413)
Cumulative effect of change in accounting
   principle, net of tax                                55,148          (55,148)              --          (55,148)         (55,148)
                                                  -------------    -------------    -------------    -------------    -------------
Net income (loss)                                 $    (52,703)    $    (48,905)    $      2,260     $     46,645     $    (52,703)
                                                  =============    =============    =============    =============    =============

                                                    HINES HORTICULTURE, INC.
                                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                            (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                        GUARANTOR / NON-GUARANTOR DISCLOSURES - CONTINUED
                                              CONSOLIDATING STATEMENT OF OPERATIONS
                                              FOR THE YEAR ENDED DECEMBER 31, 2001
                                                     (DOLLARS IN THOUSANDS)

                                                   Hines
                                                Horticulture        Hines
                                                  (Parent         Nurseries       Subsidiary                       Consolidated
                                                 Guarantor)        (Issuer)       Guarantor       Eliminations         Total
                                               -------------    -------------    -------------    -------------    -------------
Sales, net                                     $         --     $    325,178     $    132,922     $   (131,127)    $    326,973
Cost of goods sold                                       --          155,363           81,206          (80,079)         156,490
                                               -------------    -------------    -------------    -------------    -------------
    Gross Profit                                         --          169,815           51,716          (51,048)         170,483
Operating expenses                                       --          121,571           35,111          (34,707)         121,975
                                               -------------    -------------    -------------    -------------    -------------
    Operating income                                     --           48,244           16,605          (16,341)          48,508
                                               -------------    -------------    -------------    -------------    -------------
Other expenses:
   Interest                                              --           32,882            3,743           (7,293)          29,332
   Interest rate swap agreement expense                  --            4,114               --               --            4,114
   Interest - intercompany                               --           (3,550)           3,550               --               --
  Amortization of deferred financing
     expenses, other                                 (3,209)           6,463           (5,688)           7,176            4,742
                                               -------------    -------------    -------------    -------------    -------------
                                                     (3,209)          39,909            1,605             (117)          38,188
                                               -------------    -------------    -------------    -------------    -------------
Income (loss) before provision for
   income taxes                                       3,209            8,335           15,000          (16,224)          10,320
Income tax (benefit) provision                         (216)           4,735           11,424          (11,316)           4,627
                                               -------------    -------------    -------------    -------------    -------------
Net income                                            3,425            3,600            3,576           (4,908)           5,693
(Loss) income from discontinued operations,
   net of tax                                            --               --               --           (2,268)          (2,268)
                                               -------------    -------------    -------------    -------------    -------------
Net income (loss)                              $      3,425     $      3,600     $      3,576     $     (7,176)    $      3,425
                                               =============    =============    =============    =============    =============

                                                      HINES HORTICULTURE, INC.
                                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                             (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                         GUARANTOR / NON-GUARANTOR DISCLOSURES - CONTINUED
                                               CONSOLIDATING STATEMENT OF CASH FLOWS
                                                FOR THE YEAR ENDED DECEMBER 31, 2003
                                                       (DOLLARS IN THOUSANDS)

                                                          Hines
                                                       Horticulture       Hines
                                                         (Parent        Nurseries        Subsidiary                    Consolidated
                                                        Guarantor)       (Issuer)        Guarantor     Eliminations        Total
                                                      -------------   -------------    -------------   -------------   -------------
Cash provided by (used in) operating activities       $         --    $     22,693     $         --    $         --    $     22,693
                                                      -------------   -------------    -------------   -------------   -------------

Cash flows from investing activities:
      Purchase of fixed assets                                  --          (5,589)              --              --          (5,589)
      Proceeds from sale of discontinued
         operations                                             --           5,778               --              --           5,778
      Leasehold incentive proceeds                              --           2,275               --              --           2,275
                                                      -------------   -------------    -------------   -------------   -------------
          Net cash (used in) provided by
             investing activities                               --           2,464               --              --           2,464
                                                      -------------   -------------    -------------   -------------   -------------

Cash flows from financing activities:
      Net (repayments) borrowings on revolving
         line of credit                                         --         (42,432)              --              --         (42,432)
      Proceeds from the issuance of long-term debt              --         215,000               --              --         215,000
      Repayments of long-term debt                              --        (180,555)              --              --        (180,555)
      Deferred financing costs incurred                         --         (11,637)              --              --         (11,637)
      Penalty on early payment of subordinated
         notes                                                  --          (5,533)              --              --          (5,533)
                                                      -------------   -------------    -------------   -------------   -------------
          Net cash used in financing activities                 --         (25,157)              --              --         (25,157)
                                                      -------------   -------------    -------------   -------------   -------------

Net increase in cash                                            --              --               --              --              --
Cash, beginning of period                                       --              --               --              --              --
                                                      -------------   -------------    -------------   -------------   -------------
Cash, end of period                                   $         --    $         --     $         --    $         --    $         --
                                                      =============   =============    =============   =============   =============

                                                      HINES HORTICULTURE, INC.
                                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                              (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                          GUARANTOR / NON-GUARANTOR DISCLOSURES - CONTINUED
                                                CONSOLIDATING STATEMENT OF CASH FLOWS
                                                FOR THE YEAR ENDED DECEMBER 31, 2002
                                                       (DOLLARS IN THOUSANDS)

                                                       Hines
                                                    Horticulture       Hines
                                                      (Parent        Nurseries       Subsidiary                       Consolidated
                                                     Guarantor)       (Issuer)       Guarantors      Eliminations         Total
                                                   -------------   -------------    -------------    -------------    -------------
Cash provided by (used in) operating activities    $         --    $     29,712     $     (2,233)    $      2,233     $     29,712
                                                   -------------   -------------    -------------    -------------    -------------

Cash flows from investing activities:
     Purchase of fixed assets, net                           --          (7,209)          (2,503)           2,503           (7,209)
     Proceeds from sale of fixed assets                      --           3,971               --             (387)           3,584
     Proceeds from sale of discontinued
        operations                                           --          (8,390)         127,338               --          118,948
     Acquisitions, net of cash                               --          (1,265)              --               --           (1,265)
     Net cash used by discontinued operations                --              --               --           (4,320)          (4,320)
                                                   -------------   -------------    -------------    -------------    -------------
         Net cash (used in) provided by
            investing activities                             --         (12,893)         124,835           (2,204)         109,738
                                                   -------------   -------------    -------------    -------------    -------------

Cash flows from financing activities:
     Proceeds from revolving line of credit                  --         (27,250)              --               --          (27,250)
     Intercompany advances (repayments)                      --          92,840          (92,840)              --               --
     Repayments of long-term debt                            --         (96,000)         (12,000)              --         (108,000)
     Deferred financing costs                                --          (4,200)              --               --           (4,200)
     Dividends received (paid)                               --          17,791          (17,791)              --               --
                                                   -------------   -------------    -------------    -------------    -------------
         Net cash used in financing activities               --         (16,819)        (122,631)              --         (139,450)
                                                   -------------   -------------    -------------    -------------    -------------

     Effect of exchange rate changes on cash
        and cash equivalents                                 --              --               29              (29)              --
                                                   -------------   -------------    -------------    -------------    -------------

Net increase in cash                                         --              --               --               --               --
Cash, beginning of year                                      --              --               --               --               --
                                                   -------------   -------------    -------------    -------------    -------------
Cash, end of year                                  $         --    $         --     $         --     $         --     $         --
                                                   =============   =============    =============    =============    =============

                                                      HINES HORTICULTURE, INC.
                                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                              (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


                                          GUARANTOR / NON-GUARANTOR DISCLOSURES - CONTINUED
                                                CONSOLIDATING STATEMENT OF CASH FLOWS
                                                FOR THE YEAR ENDED DECEMBER 31, 2001
                                                       (DOLLARS IN THOUSANDS)

                                                       Hines
                                                    Horticulture        Hines
                                                      (Parent         Nurseries        Subsidiary                      Consolidated
                                                     Guarantor)        (Issuer)        Guarantor      Eliminations         Total
                                                   -------------    -------------    -------------    -------------    -------------
Cash provided by (used in) operating activities    $         --     $     26,551     $      6,742     $     (6,742)    $     26,551
                                                   -------------    -------------    -------------    -------------    -------------

Cash flows from investing activities:
     Purchase of fixed assets, net                           --          (18,178)          (2,725)           2,725          (18,178)
     Acquisitions, net of cash                               --           (9,211)              --               --           (9,211)
     Net cash used by discontinued operations                --               --               --           (1,497)          (1,497)
                                                   -------------    -------------    -------------    -------------    -------------
         Net cash (used in) provided by
            investing activities                             --          (27,389)          (2,725)           1,228          (28,886)
                                                   -------------    -------------    -------------    -------------    -------------

Cash flows from financing activities:
     Proceeds from revolving line of credit                  --           20,500               --               --           20,500
     Intercompany advances (repayments)                     (30)          (3,953)           3,983               --               --
     Repayments of long-term debt                            --          (18,195)          (8,330)           8,330          (18,195)
     Dividends received (paid)                               --            2,486           (2,486)              --               --
     Repayments of notes receivables from
        stock sales                                          30               --               --               --               30
                                                   -------------    -------------    -------------    -------------    -------------
         Net cash used in financing activities               --              838           (6,833)           8,330            2,335
                                                   -------------    -------------    -------------    -------------    -------------

     Effect of exchange rate changes on cash
        and cash equivalents                                 --               --            2,816           (2,816)              --
                                                   -------------    -------------    -------------    -------------    -------------

Net increase in cash                                         --               --               --               --               --
Cash, beginning of year                                      --               --               --               --               --
                                                   -------------    -------------    -------------    -------------    -------------
Cash, end of year                                  $         --     $         --     $         --     $         --     $         --
                                                   =============    =============    =============    =============    =============

