Form 10-Q
period 2004-03-31
HINES HORTICULTURE INC
filed 2004-05-14
CIK 1003515

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)
     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                      For the quarter ended March 31, 2004

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

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
                                  Yes( ) No (X)

         As of April 30, 2004 there were 22,072,549 shares of Common Stock, par value $0.01 per share, outstanding.

================================================================================

                            HINES HORTICULTURE, INC.
                                      INDEX

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements                                           Page No.
                                                                        --------
         Condensed Consolidated Balance Sheets as of
         March 31, 2004 (unaudited) and December 31, 2003                    3

         Condensed Consolidated Statements of Operations for the
         Three Months Ended March 31, 2004 and 2003 (unaudited)              4

         Condensed Consolidated Statements of Cash Flows for the
         Nine Months Ended March 31, 2004 and 2003 (unaudited)               5

         Notes to the Condensed Consolidated Financial Statements            6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                           19

Item 3.  Quantitative and Qualitative Disclosures About Market Risk          28

Item 4.  Controls and Procedures                                             28

                           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings                                                   29

Item 6.  Exhibits and Reports on Form 8-K                                    29

         Signature                                                           31

Note: Items 2, 3, 4 and 5 of Part II are omitted because they are not applicable.

PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements

                                          HINES HORTICULTURE, INC.
                                   CONDENSED CONSOLIDATED BALANCE SHEETS
                                    March 31, 2004 and December 31, 2003
                                 (Dollars in thousands, except share data)
                                                (Unaudited)

ASSETS
------                                                                        March 31,        December 31,
                                                                                2004               2003
                                                                            -------------     -------------
CURRENT ASSETS:
        Cash                                                                $         --      $         --
        Accounts receivable, net of allowance for
           doubtful accounts of $444 and $601                                     51,692            23,724
        Inventories                                                              197,033           173,090
        Prepaid expenses and other current assets                                  3,674             3,157
                                                                            -------------     -------------
                                                   Total current assets          252,399           199,971
                                                                            -------------     -------------

FIXED ASSETS, net of accumulated depreciation
   of $50,311 and $47,566                                                        134,583           136,435

DEFERRED FINANCING EXPENSES, net of
   accumulated amortization of $888 and $443                                      10,225            10,589
DEFFERRED INCOME TAXES                                                            12,234            12,234
GOODWILL                                                                          42,979            42,979
                                                                            -------------     -------------
                                                                            $    452,420      $    402,208
                                                                            =============     =============

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
        Accounts payable                                                    $     23,521      $     10,104
        Accrued liabilities                                                       10,935             9,234
        Accrued payroll and benefits                                               5,980             6,971
        Accrued interest                                                           9,569             5,073
        Interest rate swap agreement, current portion                              4,450             5,320
        Long-term debt, current portion                                            5,767             5,789
        Borrowings on revolving credit facility                                   64,625            30,318
        Deferred income taxes                                                     64,440            65,186
                                                                            -------------     -------------

                                              Total current liabilities          189,287           137,995
                                                                            -------------     -------------

LONG-TERM DEBT                                                                   209,287           209,287

OTHER LIABILITIES                                                                  2,189             2,196
                                                                            -------------     -------------

                                                      Total liabilities          400,763           349,478
                                                                            -------------     -------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
        Common stock
           Authorized - 60,000,000 shares, $.01 par value;
           Issued and outstanding - 22,072,549 shares
           at March 31, 2004 and December 31, 2003                                   221               221

        Additional paid-in capital                                               128,781           128,781
        Accumulated deficit                                                      (77,345)          (76,272)
                                                                            -------------     -------------

                                             Total shareholders' equity           51,657            52,730
                                                                            -------------     -------------

                                                                            $    452,420      $    402,208
                                                                            =============     =============

     The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                  Page 3

                                 HINES HORTICULTURE, INC.
                      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        Three Months Ended March 31, 2004 and 2003
                        (Dollars in thousands, except share data)
                                        (Unaudited)

                                                             Three Months Ended March 31,

                                                               2004               2003
                                                           -------------     -------------
Sales, net                                                 $     60,390      $     59,253
Cost of goods sold                                               31,124            28,600
                                                           -------------     -------------
    Gross profit                                                 29,266            30,653
                                                           -------------     -------------

Selling and distribution expenses                                19,198            19,047
General and administrative expenses                               5,611             5,586
Other operating expenses                                             --             1,242
                                                           -------------     -------------
    Total operating expenses                                     24,809            25,875
                                                           -------------     -------------

    Operating income                                              4,457             4,778

Other expenses
   Interest, net                                                  6,700             6,291
   Interest rate swap agreement income                             (869)             (324)
   Amortization of deferred financing expenses                      445             1,050
                                                           -------------     -------------
                                                                  6,276             7,017
                                                           -------------     -------------

Loss before income taxes                                         (1,819)           (2,239)

Income tax benefit                                                 (746)             (917)
                                                           -------------     -------------

Net loss                                                   $     (1,073)     $     (1,322)
                                                           =============     =============


Basic and diluted earnings per share:

Net loss per common share                                  $      (0.05)     $      (0.06)
                                                           =============     =============

Weighted average shares outstanding--Basic and Diluted       22,072,549        22,072,549
                                                           =============     =============

              The accompanying notes are an integral part of these condensed consolidated financial statements.

                                          Page 4

                               HINES HORTICULTURE, INC.
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      Three Months Ended March 31, 2004 and 2003
                       (Dollars in thousands, except share data)
                                      (Unaudited)

                                                             2004             2003
                                                         ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                             $    (1,073)     $    (1,322)
    Adjustments to reconcile net loss to net cash
      provided by operating activities:
         Depreciation                                          2,715            2,295
         Amortization of deferred financing expenses             445            1,050
         Interest rate swap agreement income                    (869)            (324)
         Deferred income tax benefits                           (746)            (917)
                                                         ------------     ------------
                                                                 472              782
Change in working capital accounts:
    Accounts receivable                                      (27,968)         (25,578)
    Inventories                                              (24,012)         (25,025)
    Prepaid expenses and other current assets                   (517)          (1,236)
    Accounts payable and accrued liabilities                  18,622            9,384
                                                         ------------     ------------
      Change in working capital accounts                     (33,875)         (42,455)
                                                         ------------     ------------

        Net cash used by operating activities                (33,403)         (41,673)
                                                         ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of fixed assets                                    (863)          (1,428)
    Leasehold incentive proceeds                                  62               --
                                                         ------------     ------------
        Net cash used in investing activities                   (801)          (1,428)
                                                         ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net borrowings on revolving line of credit                34,307           43,750
    Repayments of long-term debt                                 (22)             (21)
    Deferred financing expenses incurred                         (81)            (628)
                                                         ------------     ------------
        Net provided by financing activities                  34,204           43,101
                                                         ------------     ------------


NET CHANGE IN CASH                                                --               --

CASH, beginning of period                                         --               --
                                                         ------------     ------------

CASH, end of period                                      $        --      $        --
                                                         ============     ============


Supplemental disclosure of cash flow information:
    Cash paid for interest                               $     2,126      $     8,791
    Cash paid for income taxes                           $         7      $        77

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

                  Accordingly, footnote and other disclosures, which would substantially duplicate the disclosures contained in the Company's Form 10-K for the year ended December 31, 2003, filed on March 30, 2004 by Hines Horticulture, Inc. under the Securities Exchange Act of 1934, as amended, have been omitted. The financial information herein is not necessarily representative of a full year's operations.

3.       Reclassifications:
         ------------------

                  Certain prior year amounts have been reclassified to conform to current year presentations.

4.       Earnings Per Share:
         -------------------

                  Earnings per share are calculated in accordance with Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings per Share," which requires the Company to report both basic earnings per share, based on the weighted-average number of common shares outstanding, and diluted earnings per share, based on the weighted-average number of common shares outstanding adjusted to include the potentially dilutive effect of outstanding stock options and warrants using the treasury method. For the three months ended March 31, 2004, the incremental shares related to 440,000 warrants outstanding were excluded from the computation of diluted earnings per share because they would have been anti-dilutive. Additionally, for the three months ended March 31, 2004, shares related to the underlying employee stock options in the amount of 1,088,723 were excluded from the computation of diluted earnings per share because they would have been anti-dilutive.

5.       Adoption Of Accounting Pronouncements:
         --------------------------------------

                  In June 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity, including Certain Costs Incurred in a Restructuring." The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. In accordance with SFAS No. 146, the Company recorded $1,242 of severance expenses primarily related to the resignation of Stephen P. Thigpen, Chairman and Chief Executive Officer, for the quarter ended March 31, 2003.

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

                                                   Three months ended
                                                       March 31,
                                                 2004              2003
                                             ------------     ------------

         Net loss, as reported               $    (1,073)     $    (1,322)
         Stock option expense                       (124)              (8)
                                             ------------     ------------
         Pro forma net loss                  $    (1,197)     $    (1,330)
                                             ============     ============

         Net loss per share:

         Basic and diluted - as reported     $     (0.05)     $     (0.06)
                                             ============     ============
         Basic and diluted - pro forma       $     (0.05)     $     (0.06)
                                             ============     ============

                  The Company estimates the weighted average fair value of each stock option on the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                  March 31,
                                              2004         2003
                                           ----------   ----------
         Dividend Yield                           0%           0%
         Expected volatility                  74.22%       78.88%
         Risk-free interest rate               3.33%        3.35%
         Expected life                     Six years    Six years

                  In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51" ("FIN 46"). The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights ("variable interest entities") and to determine when and which business enterprise ("primary beneficiary") should consolidate the variable interest entity. FIN 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among the parties involved. Variable interest entities that effectively disperse risks will not be consolidated unless a single party holds an interest or combination of interests that effectively recombines risks that were previously dispersed. In addition, FIN 46 requires that the primary beneficiary, as well as all other enterprises with a significant variable interest in a variable interest entity, make additional disclosures. Certain disclosure requirements of FIN 46 were effective for financial statements issued after January 31, 2003. In December 2003, the FASB revised FIN 46 ("FIN 46R") to address certain FIN 46 implementation issues. The revised provisions are applicable no later than the first reporting period ending after March 15, 2004. The adoption of FIN 46 and FIN 46R did not have an impact on the Company's financial position, results of operations or cash flows.

6.       Inventories:
         ------------

         Inventories consisted of the following:

                                     March 31,       December 31,
                                       2004              2003
                                   -------------    -------------

         Nursery stock             $    183,897     $    162,861
         Material and supplies           13,136           10,229
                                   -------------    -------------
                                   $    197,033     $    173,090
                                   =============    =============

7.       Revolving Lines of Credit:
         --------------------------

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

                  The Senior Credit Facility requires Hines Nurseries and its subsidiaries to meet specific covenants and financial ratios, including a minimum fixed charge coverage test, a maximum leverage test and a maximum capital expenditure test. The Senior Credit Facility contains customary representations and warranties and customary events of default and other covenants. As of March 31, 2004, the Company was in compliance with all covenants.

                  INTEREST RATE; FEES. The interest rate on the loans under the Senior Credit Facility may be, at the Company's option, Prime rate loans or London Inter Bank Offering Rate ("LIBOR") rate loans. Prime rate loans under the revolving loan facility bear interest at the Prime lending rate plus an additional amount that ranges from 0.75% to 1.75%, depending on its consolidated leverage ratio. Prime rate loans under the term loan bear interest at the Prime lending rate plus an additional amount that ranges from 1.25% to 2.25%, depending on its consolidated leverage ratio. Currently, the applicable margin for Prime rate loans is (i) 1.75% for the revolving loan facility and (ii) 2.25% for the term loan. LIBOR rate loans under the revolving loan facility bear interest at the LIBOR rate plus an additional amount that ranges from 1.75% to 2.75%, depending on its consolidated leverage ratio. LIBOR rate loans under the term loan bear interest at the LIBOR rate plus an additional amount that ranges from 2.25% to 3.25%, depending on its consolidated leverage ratio. Currently, the applicable margin for LIBOR rate loans is (i) 2.75% for the revolving loan facility and (ii) 3.25% for the term loan. In addition to paying interest on outstanding principal, the Company is required to pay a commitment fee on the daily average unused portion of the revolving facility that will accrue from the closing date based on the utilization of the revolving facility.

                  BORROWING BASE. Availability of borrowings under the revolving facility are subject to a borrowing base consisting of the sum of (i) 85% of eligible accounts receivable plus (ii) the lesser of (x) up to 55% of eligible inventory or (y) 85% of the appraised net orderly liquidation value of eligible inventory. The Company must deliver borrowing base certificates and reports at least monthly. The borrowing base also may be subject to certain other adjustments and reserves to be determined by the agent. Eligible accounts receivable of both The Home Depot, the Company's largest customer, and Lowe's Companies, Inc., its second largest customer, may not exceed 30% of total eligible accounts receivable at any time. At March 31, 2004, the Company had $47,072 of available credit.

                  REPAYMENT. Under the terms of the Senior Credit Facility, amortization payments of $1,905 on the term loan will be required at the end of each of its second, third and fourth fiscal quarters beginning with June 30, 2004 and through the end of the term, with the full remaining balance payable on the last installment date. Subject to certain exceptions, 100% of the net cash proceeds the Company receives from certain asset dispositions and issuances of debt, 50% of the net cash proceeds the Company receives from issuances of equity and 25% of excess cash flow are required to be applied to repay the term loan facility and are to be applied on a pro rata basis to all remaining scheduled installments of the term loan facility. The Senior Credit Facility may also be voluntarily prepaid at any time without premium or penalty.

8.       Long-Term Debt:
         ---------------

                                                            March 31,     December 31,
                                                              2004            2003
                                                          ------------    ------------
         Term loan at the bank's reference rate plus
         2.25% or the LIBOR rate plus 3.25%
         Principal payments, beginning June 30, 2004,
         due each quarter ending June 30, September
         30 and December 31 in the amount of $1,905
         with the outstanding balance of $15,238 due
         on September 30, 2008                            $    40,000     $    40,000

         Senior Notes, interest at 10.25% payable
         semi-annually on each April 1 and October 1,
         maturing on October 1, 2011                          175,000         175,000

         Other obligations due at various dates
         through 2004                                              54              76
                                                          ------------    ------------
                                                              215,054         215,076

         Less current portion                                   5,767           5,789
                                                          ------------    ------------
                  Total long-term debt                    $   209,287     $   209,287
                                                          ============    ============

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

         SENIOR CREDIT FACILITY - TERM LOAN. The term loan facility was drawn down in full in connection with the refinancing. Please see Note 7 above for the terms.

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

                  REPURCHASE OR A CHANGE OF CONTROL. The Senior Notes contain a put option whereby the holders have the right to put the Senior Notes back to Hines at 101.000% of the principal amount thereof on the date of purchase plus accrued and unpaid interest if a change of control occurs.

9.       Interest Rate Swap Agreement:
         -----------------------------

                  In May 2000, the Company entered into an interest rate swap agreement to hedge $75,000 of debt. The interest rate swap agreement effectively changes the Company's exposure on its variable-rate interest payments to fixed-rate interest payments (7.13%) based on the 3-month LIBOR rate in effect at the beginning of each quarterly period. Despite the debt refinancing, the interest rate swap agreement remains outstanding and matures in February 2005. The estimated fair value of the Company's obligation under the interest rate swap agreement was $4,450 at March 31, 2004.

10.      Comprehensive Loss:
         -------------------

                  Comprehensive income includes all changes in equity during a period except those resulting from investments by and distributions to the Company's shareholders. The Company's comprehensive income includes the amortization of the fair value of the interest rate agreement recognized upon adoption of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The components of comprehensive loss during the three months ended March 31, 2004 and 2003, were as follows:

                                                                Three months ended
                                                                     March 31,
                                                               2004              2003
                                                           ------------     ------------
         Net loss                                          $    (1,073)     $    (1,322)
         Amortization of interest rate swap agreement,
            net of tax of $97                                       --              140
                                                           ------------     ------------
         Comprehensive loss                                $    (1,073)     $    (1,182)
                                                           ============     ============

11.      Guarantor/Non-guarantor Disclosures:
         ------------------------------------

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

                  The following condensed consolidating information shows (a) Hines Horticulture on a parent company basis only as the parent guarantor (carrying its investment in its subsidiaries under the equity method), (b) Hines Nurseries as the issuer, (c) Hines SGUS and Enviro-Safe as subsidiary guarantors, (d) eliminations necessary to arrive at the information for the parent guarantor and its direct and indirect subsidiaries on a consolidated basis and (e) the parent guarantor on a consolidated basis as follows:

o Condensed consolidating balance sheets as of March 31, 2004 and December 31, 2003;
o Condensed consolidating statements of operations for the three months ended March 31, 2004 and 2003; and
o Condensed consolidating statements of cash flows for the three months ended March 31, 2004 and 2003.

                                                GUARANTOR / NON-GUARANTOR DISCLOSURES
                                                     Consolidating Balance Sheet
                                                        As of March 31, 2004
                                                       (Dollars in thousands)
                                                             (Unaudited)

                                                           Hines
                                                       Horticulture       Hines
                                                          (Parent        Nurseries       Subsidiary                    Consolidated
                                                         Guarantor)      (Issuer)        Guarantors    Eliminations        Total
                                                       -------------   -------------   -------------   -------------   -------------
                  ASSETS
                  ------

Current assets:
   Cash                                                $         --    $         --    $         --    $         --    $         --
   Accounts receivable, net                                      --          51,121             571              --          51,692
   Inventories                                                   --         196,447             586              --         197,033
   Prepaid expenses and other current assets                     --           3,216             458              --           3,674
                                                       -------------   -------------   -------------   -------------   -------------
                               Total current assets              --         250,784           1,615              --         252,399
                                                       -------------   -------------   -------------   -------------   -------------

Fixed assets, net                                                --         134,549              34              --         134,583
Deferred financing expenses, net                                 --          10,225              --              --          10,225
Deferred income taxes                                         2,921          28,462              --         (19,149)         12,234
Goodwill, net                                                    --          42,979              --              --          42,979
Investments in subsidiaries                                  56,568              --              --         (56,568)             --
                                                       -------------   -------------   -------------   -------------   -------------
                                                       $     59,489    $    466,999    $      1,649    $    (75,717)   $    452,420
                                                       =============   =============   =============   =============   =============

    LIABILITIES AND SHAREHOLDERS' EQUITY
    ------------------------------------

Current liabilities:
   Accounts payable                                    $         --    $     23,181    $        340    $         --    $     23,521
   Accrued liabilities                                           --          10,933               2              --          10,935
   Accrued payroll and benefits                                  --           5,980              --              --           5,980
   Accrued interest                                              --           9,569              --              --           9,569
   Interest rate swap agreement, current portion                 --           4,450              --              --           4,450
   Long-term debt, current portion                               --           5,767              --              --           5,767
   Borrowings on revolving credit facility                       --          64,625              --              --          64,625
   Deferred income taxes                                         --          68,226              --          (3,786)         64,440
   Intercompany accounts                                      7,832          (7,832)             --              --              --
                                                       -------------   -------------   -------------   -------------   -------------
                          Total current liabilities           7,832         184,899             342          (3,786)        189,287
                                                       -------------   -------------   -------------   -------------   -------------

Long-term debt                                                   --         209,287              --              --         209,287
Deferred income taxes                                            --          15,363              --         (15,363)             --
Other liabilties                                                 --           2,189              --              --           2,189
Shareholders' equity
   Common stock                                                 221          16,981             990         (17,971)            221
   Additional paid in capital                               128,781          21,362              --         (21,362)        128,781
   Retained earnings (deficit)                              (77,345)         16,918             317         (17,235)        (77,345)
                                                       -------------   -------------   -------------   -------------   -------------
                         Total shareholders' equity          51,657          55,261           1,307         (56,568)         51,657
                                                       -------------   -------------   -------------   -------------   -------------

                                                       $     59,489    $    466,999    $      1,649    $    (75,717)   $    452,420
                                                       =============   =============   =============   =============   =============

                                         GUARANTOR / NON-GUARANTOR DISCLOSURES - (CONTINUED)
                                                     Consolidating Balance Sheet
                                                       As of December 31, 2003
                                                       (Dollars in thousands)
                                                             (Unaudited)

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
                                                  =============    =============    =============    =============    =============

    LIABILITIES AND SHAREHOLDERS' EQUITY
    ------------------------------------

Current liabilities:
    Accounts payable                              $         --     $     10,099     $          5     $         --     $     10,104
    Accrued liabilities                                     --            9,061              173               --            9,234
    Accrued payroll and benefits                            --            6,971               --               --            6,971
    Accrued interest                                        --            5,073               --               --            5,073
     Interest rate swap agreement                           --            5,320               --               --            5,320
    Long-term debt, current portion                         --            5,789               --               --            5,789
    Borrowings on revolving credit facility                 --           30,318               --               --           30,318
    Deferred income taxes                                   --           68,972               --           (3,786)          65,186
    Intercompany accounts                                7,832           (7,832)              --               --               --
                                                  -------------    -------------    -------------    -------------    -------------
                     Total current liabilities           7,832          133,771              178           (3,786)         137,995
                                                  -------------    -------------    -------------    -------------    -------------

Long-term debt                                              --          209,287               --               --          209,287
Deferred income taxes                                       --           15,363               --          (15,363)              --
Other liabilities                                           --            2,196               --               --            2,196
Shareholders' equity
    Common stock                                           221           16,981              990          (17,971)             221
    Additional paid in capital                         128,781           21,362               --          (21,362)         128,781
    Retained earnings (deficit)                        (76,271)          18,095              212          (18,308)         (76,272)
                                                  -------------    -------------    -------------    -------------    -------------
                    Total shareholders' equity          52,731           56,438            1,202          (57,641)          52,730
                                                  -------------    -------------    -------------    -------------    -------------

                                                  $     60,563     $    417,055     $      1,380     $    (76,790)    $    402,208
                                                  =============    =============    =============    =============    =============

                                          GUARANTOR / NON-GUARANTOR DISCLOSURES - CONTINUED
                                                Consolidating Statement of Operations
                                              For the three months ended March 31, 2004
                                                       (Dollars in thousands)
                                                             (Unaudited)

                                                           Hines
                                                        Horticulture       Hines
                                                          (Parent        Nurseries      Subsidary                      Consolidated
                                                         Guarantor)      (Issuer)       Guarantors     Eliminations        Total
                                                       -------------   -------------   -------------   -------------   -------------
Sales, net                                             $         --    $     59,826    $        564    $         --    $     60,390
Cost of goods sold                                               --          30,757             367              --          31,124
                                                       -------------   -------------   -------------   -------------   -------------
   Gross Profit                                                  --          29,069             197              --          29,266
Operating expenses                                               --          24,715              94              --          24,809
                                                       -------------   -------------   -------------   -------------   -------------
   Operating income                                              --           4,354             103              --           4,457
                                                       -------------   -------------   -------------   -------------   -------------
Other expenses:
   Interest, net                                                 --           6,700              --              --           6,700
   Interest rate swap agreement expense                          --            (869)             --              --            (869)
   Amortization of deferred financing expenses, other         1,073             445              --          (1,073)            445
                                                       -------------   -------------   -------------   -------------   -------------
                                                              1,073           6,276              --          (1,073)          6,276
                                                       -------------   -------------   -------------   -------------   -------------
Income (loss) before provision for income taxes              (1,073)         (1,922)            103           1,073          (1,819)
Income tax (benefit) provision                                   --            (788)             42              --            (746)
                                                       -------------   -------------   -------------   -------------   -------------
Net income (loss)                                      $     (1,073)   $     (1,134)   $         61    $      1,073    $     (1,073)
                                                       =============   =============   =============   =============   =============

                                          GUARANTOR / NON-GUARANTOR DISCLOSURES - CONTINUED
                                                Consolidating Statement of Operations
                                              For the three months ended March 31, 2003
                                                       (Dollars in thousands)
                                                             (Unaudited)

                                                           Hines
                                                        Horticulture       Hines
                                                          (Parent        Nurseries      Subsidary                      Consolidated
                                                         Guarantor)      (Issuer)       Guarantors     Eliminations        Total
                                                       -------------   -------------   -------------   -------------   -------------
Sales, net                                             $         --    $     58,681    $        572    $         --    $     59,253
Cost of goods sold                                               --          28,228             372              --          28,600
                                                       -------------   -------------   -------------   -------------   -------------
   Gross Profit                                                  --          30,453             200              --          30,653
Operating expenses                                               --          25,741             134              --          25,875
                                                       -------------   -------------   -------------   -------------   -------------
   Operating income                                              --           4,712              66              --           4,778
                                                       -------------   -------------   -------------   -------------   -------------
Other expenses:
   Interest, net                                                 --           6,291              --              --           6,291
   Interest rate swap agreement expense                          --            (324)             --              --            (324)
   Amortization of deferred financing expenses, other         1,322           1,050              --          (1,322)          1,050
                                                       -------------   -------------   -------------   -------------   -------------
                                                              1,322           7,017              --          (1,322)          7,017
                                                       -------------   -------------   -------------   -------------   -------------
Income (loss) before provision for income taxes              (1,322)         (2,305)             66           1,322          (2,239)
Income tax (benefit) provision                                   --            (944)             27              --            (917)
                                                       -------------   -------------   -------------   -------------   -------------
Net income (loss)                                      $     (1,322)   $     (1,361)   $         39    $      1,322    $     (1,322)
                                                       =============   =============   =============   =============   =============

                                      GUARANTOR / NON-GUARANTOR DISCLOSURES - CONTINUED
                                            CONSOLIDATING STATEMENT OF CASH FLOWS
                                          FOR THE THREE MONTHS ENDED MARCH 31, 2004
                                                   (DOLLARS IN THOUSANDS)
                                                         (UNAUDITED)

                                                      Hines
                                                  Horticulture      Hines
                                                    (Parent       Nurseries      Subsidiary                    Consolidated
                                                   Guarantor)     (Issuer)       Guarantors    Eliminations        Total
                                                 -------------  -------------   -------------  -------------   -------------
Cash used in operating activities                $         --   $    (33,403)   $         --   $         --    $    (33,403)
                                                 -------------  -------------   -------------  -------------   -------------

Cash flows from investing activities:
  Purchase of fixed assets                                 --           (863)             --             --            (863)
  Leasehold incentive proceeds                             --             62              --             --              62
                                                 -------------  -------------   -------------  -------------   -------------
     Net cash used in investing activities                 --           (801)             --             --            (801)
                                                 -------------  -------------   -------------  -------------   -------------

Cash flows from financing activities:
  Proceeds from revolving line of credit                   --         34,307              --             --          34,307
  Repayments of long-term debt                             --            (22)             --             --             (22)
  Deferred financing costs                                 --            (81)             --             --             (81)
                                                 -------------  -------------   -------------  -------------   -------------
     Net cash provided by financing activities             --         34,204              --             --          34,204
                                                 -------------  -------------   -------------  -------------   -------------

Net change in cash                                         --             --              --             --              --
Cash, beginning of year                                    --             --              --             --              --
                                                 -------------  -------------   -------------  -------------   -------------
Cash, end of year                                $         --   $         --    $         --   $         --    $         --
                                                 =============  =============   =============  =============   =============

                                      GUARANTOR / NON-GUARANTOR DISCLOSURES - CONTINUED
                                            CONSOLIDATING STATEMENT OF CASH FLOWS
                                          FOR THE THREE MONTHS ENDED MARCH 31, 2003
                                                    (DOLLARS IN THOUSANDS)
                                                         (UNAUDITED)

                                                     Hines
                                                  Horticulture      Hines
                                                    (Parent       Nurseries      Subsidiary                     Consolidated
                                                   Guarantor)     (Issuer)       Guarantors     Eliminations        Total
                                                 -------------  -------------   -------------   -------------   -------------
Cash used in operating activities                $         --   $    (41,673)   $         --    $         --    $    (41,673)
                                                 -------------  -------------   -------------   -------------   -------------

Cash flows from investing activities:
  Purchase of fixed assets                                 --         (1,428)             --              --          (1,428)
                                                 -------------  -------------   -------------   -------------   -------------
     Net cash used in investing activities                 --         (1,428)             --              --          (1,428)
                                                 -------------  -------------   -------------   -------------   -------------

Cash flows from financing activities:
  Proceeds from revolving line of credit                   --         43,750              --              --          43,750
  Repayments of long-term debt                                           (21)             --              --             (21)
  Deferred financing costs                                 --           (628)             --              --            (628)
                                                 -------------  -------------   -------------   -------------   -------------
     Net cash provided by financing activities             --         43,101              --              --          43,101
                                                 -------------  -------------   -------------   -------------   -------------

Net change in cash                                         --             --              --              --              --
Cash, beginning of year                                    --             --              --              --              --
                                                 -------------  -------------   -------------   -------------   -------------
Cash, end of year
                                                 $         --   $         --    $         --    $         --    $         --
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

         Important factors that we believe might cause actual results to differ from any results expressed or implied by these forward-looking statements are discussed in the cautionary statements contained in Exhibit 99.1 to this Form 10-Q, which are incorporated herein by reference. In assessing forward-looking statements contained herein, readers are urged to read carefully all cautionary statements contained in this Form 10-Q. Our business and operations are subject to a number of risks and uncertainties, and the cautionary statements contained in this Form 10-Q should not be considered to be a definitive list of all factors that might affect our business, financial condition and future results of operations and should be read in conjunction with the factors, risks and uncertainties contained in our other filings with the Securities and Exchange Commission. For any forward-looking statements, we claim the protection of the safe harbor for forward-looking statements in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.

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

         On September 30, 2003, we closed a refinancing plan, which we refer to as the refinancing, which included the issuance by our wholly owned subsidiary, Hines Nurseries, of $175.0 million principal amount of 10.25% Senior Notes due 2011 and amending and restating our senior credit facility, which, as amended, we refer to as our Senior Credit Facility. The Senior Credit Facility has a term of five years and consists of a $145.0 million revolving facility, with availability subject to a borrowing base, and a $40.0 million term loan facility. Borrowings under the Senior Credit Facility are secured by substantially all of our assets. The net proceeds from the refinancing were used to refinance all borrowings under our prior Credit Facility and to redeem all of Hines Nurseries' outstanding 12.75% Senior Subordinated Notes due 2005.

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

         Although the use of the cash method of accounting for federal income taxes defers the payment of federal income taxes, the deferral of such taxes produces a current liability for accounting purposes. At March 31, 2004, we had a current liability for deferred income taxes of $64.4 million. The liability is deemed current for accounting purposes because the majority of the items to which this liability relates are comprised of current assets and current liabilities in our balance sheet (such as inventory, accounts receivable and accounts payable). The classification of this liability as a current item, however, does not mean that it is required to be paid within the next twelve months.

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

RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THREE MONTHS
ENDED MARCH 31, 2003

         NET SALES. Net sales of $60.4 million for the three months ended March 31, 2004 increased $1.1 million, or 1.9%, from net sales of $59.3 million for the comparable period in 2003. The increase in sales was due to strong sales of bedding plants and shrubs throughout the Sunbelt markets primarily as a result of favorable weather in March. Sales in the Northeast declined as prolonged winter weather reduced early spring orders for shrubs. Also affecting sales in the Northeast, and other parts of the country, was the continued trend among gardening retailers to better manage inventory levels by reducing pre-spring stocking orders, which has resulted in lower first quarter sales. Sales in the Southeast were weaker as we strategically consolidated our customer base and transitioned certain sales to customers in other regions. However, we did see higher same-store sales partially offset the impact of the customer consolidation in the Southeast.

         GROSS PROFIT. Gross profit of $29.3 million for the three months ended March 31, 2004 decreased $1.4 million, or 4.5%, from gross profit of $30.7 million for the comparable period in 2003. As a percentage of net sales, gross profit for the quarter declined to 48.5% from 51.7% in 2003. The decline in gross profit was attributable to the softer sale of shrubs in the Northeast, and a decrease in sales of bedding plants in the Southeast. These two regions tend to generate better gross profit margins than those in other markets.

         SELLING AND DISTRIBUTION EXPENSES. Selling and distribution expenses of $19.2 million for the three months ended March 31, 2004 increased $0.2 million, or 0.8%, from $19.0 million for the comparable period in 2003 due to increased sales. As a percentage of net sales, selling and distribution expenses remained unchanged at 32% as a result of new logistics strategies, improved common carrier relations and better payload management. These initiatives have been instrumental in mitigating rising fuel costs and the recently implemented carrier charges associated with new federal trucking regulations.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the three months ended March 31, 2004 were $5.6 million, unchanged from the same period a year ago as a result of our continued focus on controlling costs.

         OTHER OPERATING EXPENSES. There were no other operating expenses for the three months ended March 31, 2004. Other operating expense of $1.2 million for the three months ended March 31, 2003 represents severance costs associated with the resignation of our former Chief Executive Officer in February of 2003 and the elimination of certain other management positions.

         OPERATING INCOME. Operating income of $4.5 million for the three months ended March 31, 2004 decreased by $0.3 million, or 6.7%, from $4.8 million for the comparable period in 2003 due primarily to our lower gross profit margins. The comparable period in 2003 included the severance expense of $1.2 million, as discussed above.

         OTHER EXPENSES. Other expenses of $6.3 million for the three months ended March 31, 2004 decreased $0.7 million, or 10.6%, from $7.0 million for the comparable period in 2003. The decrease was due to the impact of the mark to market adjustment on our interest rate swap partially offset by higher interest expense. Financing costs included income of $0.9 million relating to the fair value adjustment of the interest rate swap agreement compared to income of $0.3 million in the comparable period a year ago. Interest expense increased to $6.7 million from $6.3 million a year earlier due to our debt refinancing, which shifted more of our revolving debt to higher interest rate fixed-term instruments in order to increase availability under our new revolving credit facility.

         INCOME TAX BENEFIT. Our effective income tax rate for the three months ended March 31, 2004 was 41%, unchanged from the same period a year ago.

         NET LOSS. Net loss of $1.1 million for the three months ended March 31, 2004 improved by $0.2 million, or 18.8%, from $1.3 million for the comparable period in 2003. This improvement was due primarily to the improvement in our other expenses and partially offset by the decline in our gross profit margins, as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

         Our primary sources of liquidity are funds generated by operations and borrowings under our senior credit facility. Our senior credit facility expires in 2008 and consists of a revolving facility with availability of up to $145.0 million (subject to certain borrowing base limits) and a term loan facility of up to $40.0 million. Note 7 and Note 8 to the Condensed, Consolidated Financial Statements (unaudited) included in Part I, Item 1 of this Quarterly Report on Form 10-Q provides additional information pertaining to our senior credit facility. At March 31, 2004, we were in compliance with all of our debt covenants.

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

         Net cash used in operating activities was $33.4 million for the three months ended March 31, 2004 compared to $41.7 million for the comparable period in 2003 mainly due to the change in timing of our semi-annual interest payment of $9.0 million on our notes compared to $5.0 million paid in the first quarter of 2003. However, continued improvements in working capital, through better inventory management, have also contributed to us using less cash in the operations of our business. The improvement in working capital was also affected to a lesser degree by an increase in prepaid expenses for the three months ended March 31, 2004 compared to the same period a year ago.

         Net cash used in investing activities was $0.8 million for the three months ended March 31, 2004 compared to $1.4 million for the same period a year ago due to a decrease in capital expenditures. Capital expenditures for the three months ended March 31, 2004 primarily included the purchase of nursery related machinery and equipment.

         Net cash provided by financing activities was $34.2 million for the three months ended March 31, 2004 compared to $43.1 million for the comparable period in 2003. The decrease was the result of fewer net borrowings on our revolving credit facility as a result of the change in timing of our semi-annual interest payment on our notes and the improvements in working capital, as discussed above.

         We typically draw down our revolving credit facilities in the first and fourth quarters to fund our seasonal inventory buildup and seasonal operating expenses. Approximately 73% of our sales occur in the first half of the year, generally allowing us to reduce borrowing under our revolving credit facilities in the second and third quarters. On March 31, 2004, we had $64.6 million of borrowings under our new working capital revolver, resulting in unused borrowing capacity of approximately $47.1 million after applying the borrowing base limitations and letters of credits to our available borrowings.

         At March 31, 2004, we had total outstanding indebtedness of $279.7 million.

         We do not have any off balance sheet financing or any financial arrangements with related parties, other than operating leases. The following table discloses aggregate information about our contractual obligations and commercial commitments as of March 31, 2004.

                                                  PAYMENTS DUE BY PERIOD
                                          --------------------------------------
                                                   (DOLLARS IN MILLIONS)
                                            LESS   ---------------------  AFTER
                                           THAN 1      1-3      4-5         5
CONTRACTUAL CASH OBLIGATIONS      TOTAL     YEAR      YEARS    YEARS      YEARS
----------------------------    --------  --------  --------  --------  --------

Term loan ..................       40.0       5.7      17.1      17.2        --
10.25% Senior Notes ........      175.0        --        --        --     175.0
Revolving Facility .........       64.6      64.6        --        --        --
Other obligations ..........        0.1       0.1        --        --        --
Operating leases ...........       19.3       4.5       7.3       1.1       6.4
                                --------  --------  --------  --------  --------
Total ......................    $ 299.0   $  74.9   $  24.4   $  18.3   $ 181.4
                                ========  ========  ========  ========  ========

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

OUR SENIOR CREDIT FACILITY

         We entered into our Senior Credit Facility on September 30, 2003. Hines Nurseries and its domestic operating subsidiaries are borrowers under the Senior Credit Facility. The credit facility consists of (i) a revolving facility with availability of up to $145.0 million (subject to borrowing base limits) and (ii) a term loan facility of up to $40.0 million. The revolving facility also permits us to obtain letters of credit up to a sub-limit. The term loan facility was drawn down in full in connection with our Refinancing. The Senior Credit Facility matures on September 30, 2008.

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

         The Senior Credit Facility requires Hines Nurseries and its subsidiaries to meet specific covenants and financial ratios, including a minimum fixed charge coverage test, a maximum leverage test and a maximum capital expenditure test. The new Senior Credit Facility contains customary representations and warranties and customary events of default and other covenants. As of March 31, 2004, we were in compliance with all covenants.

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

         REPAYMENT. Amortization payments of $1.9 million on the term loan will be required at the end of our second, third and fourth fiscal quarters beginning with June 30, 2004 and through the end of the term, with the full remaining balance payable on the last installment date. Subject to certain exceptions, 100% of the net cash proceeds we receive from certain asset dispositions and issuances of debt, 50% of the net cash proceeds we receive from issuances of equity and 25% of excess cash flow (beginning in 2004) are required to be applied to repay the term loan facility and are to be applied on a pro rata basis to all scheduled installments of the term loan facility. The Senior Credit Facility may also be voluntarily prepaid at any time without premium or penalty.

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

ACCOUNTING PRONOUNCEMENTS ADOPTED

         In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51" ("FIN 46"). The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights ("variable interest entities") and to determine when and which business enterprise ("primary beneficiary") should consolidate the variable interest entity. FIN 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among the parties involved. Variable interest entities that effectively disperse risks will not be consolidated unless a single party holds an interest or combination of interests that effectively recombines risks that were previously dispersed. In addition, FIN 46 requires that the primary beneficiary, as well as all other enterprises with a significant variable interest in a variable interest entity, make additional disclosures. Certain disclosure requirements of FIN 46 were effective for financial statements issued after January 31, 2003. In December 2003, the FASB revised FIN 46 ("FIN 46R") to address certain FIN 46 implementation issues. The revised provisions are applicable no later than the first reporting period ending after March 15, 2004. The adoption of FIN 46 and FIN 46R did not have a material effect on our financial position, results of operations or cash flows.

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

         We have various debt instruments outstanding at March 31, 2004 that are impacted by changes in interest rates. As a means of managing our interest rate risk on variable-rate debt, we entered into the interest rate swap agreement described below to effectively convert certain variable rate debt obligations to fixed rate obligations.

         In May 2000, we entered into an interest rate swap agreement to hedge $75.0 million of debt. The interest rate swap agreement effectively changes our exposure on the variable-rate interest payments to fixed-rate interest payments (7.13%) based on the 3-month LIBOR rate in effect at the beginning of each quarterly period. The estimated fair value of our obligation under the interest rate swap agreement was $6.5 million at March 31, 2004. The interest rate swap agreement remains outstanding and matures in February 2005.

         We also manage our interest rate risk by balancing the amount of our fixed and variable long-term debt. For fixed-rate debt, interest rate changes affect the fair market value of such debt but do not impact earnings or cash flows. Conversely, for variable-rate debt, interest rate changes generally do not affect the fair market value of such debt but do impact future earnings and cash flows, assuming other factors are held constant. At March 31, 2004 the carrying amount and estimated fair value of our long-term debt was $279.7 million and $295.4 million, respectively. Given the current balance of our fixed rate and variable rate debt, we estimate a change in interest costs of approximately $0.3 million for every one-percentage point change in applicable interest rates. Without considering the fixed interest rate provided by our swap agreement, which expires at the end of February of 2005, we estimate a change in interest costs of approximately $1.0 million for every one-percentage point change in applicable interest rates.

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

ITEM 1.  LEGAL PROCEEDINGS

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

         In connection with the Company's acquisition of Lovell, the Company agreed, subject to various provisions in the purchase agreement, to make earn-out payments to the sellers of up to approximately $5.0 million for fiscal 2001 if the purchased operations achieved certain performance thresholds. Although the Company determined that the thresholds were not met and no earn-out payment was required, the sellers of Lovell are disputing the Company's determination and have initiated arbitration proceedings against the Company. The sellers also contend that the amount of the earn-out at issue is $7.5 million. As of the date hereof, the two sides have mutually selected an arbitrator, discovery has been completed and the arbitration hearing is in its initial stages. The Company intends to vigorously contest this matter and believes it has meritorious defense to the sellers' claims. However, in the event of an adverse determination, the Company could be required to pay all or a portion of the disputed earn-out payment plus other fees and expenses. The amount of such earn-out payment would become part of the purchase price for the assets associated with the acquisition and would be accounted for as goodwill, subject to impairment testing under SFAS No. 142 "Goodwill and Other Intangible Assets."


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

         Exhibit 31.1   Certification of Chief Executive Officer Pursuant To
                Section 302 Of The Sarbanes-Oxley Act Of 2002.

         Exhibit 31.2   Certification of Chief Financial Officer Pursuant To
                Section 302 Of The Sarbanes-Oxley Act Of 2002.

         Exhibit 32.1 Certification of Chief Executive Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002.*

         Exhibit 32.2 Certification of Chief Financial Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002.*

         Exhibit 99.1   Cautionary Statements

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

               (b) Reports on Form 8-K

               We filed the following reports on Form 8-K during the quarter ended March 31, 2004.

                  1. Current report on Form 8-K dated March 11, 2004 (the date of the earliest event reported), filed on March 17, 2004, for the purpose of reporting operating results from continuing operations for the fiscal year ended December 31, 2003 and to announce the appointment of Robert A. Ferguson to President and Chief Executive Officer and to announce the appointment of Thomas R. Reusche to Chairman of the Board.

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

Date:  May 14, 2004