Form 10-Q
period 2004-06-30
HINES HORTICULTURE INC
filed 2004-08-10
CIK 1003515

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

                                   (Mark One)

(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                      For the quarter ended June 30, 2004

()       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
  For the transition period from ___________________ to _____________________

                             Commission File Number
                                     0-24439

                            HINES HORTICULTURE, INC.
                            ------------------------
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

         As of July 20, 2004 there were 22,072,549 shares of Common Stock, par value $0.01 per share, outstanding.
================================================================================

                            HINES HORTICULTURE, INC.
                                      INDEX

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements                                           Page No.
                                                                        --------

         Condensed Consolidated Balance Sheets as of
         June 30, 2004 (unaudited) and December 31, 2003                     3

         Condensed Consolidated Statements of Operations for the
         Three Months and Six Months Ended June 30, 2004 and
         2003 (unaudited)                                                    4

         Condensed Consolidated Statements of Cash Flows for the
         Six Months Ended June 30, 2004 and 2003 (unaudited)                 5

         Notes to the Condensed Consolidated Financial Statements
         (unaudited)                                                         6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                           20

Item 3.  Quantitative and Qualitative Disclosures About Market Risk          30

Item 4.  Controls and Procedures                                             31

                           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings                                                   32

Item 4.  Submission of Matters to a Vote of Security Holders                 32

Item 6.  Exhibits and Reports on Form 8-K                                    33

         Signature                                                           34

Note:   Items 2, 3 and 5 of Part II are omitted because they are not applicable.

PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements

                                 HINES HORTICULTURE, INC.
                           CONDENSED CONSOLIDATED BALANCE SHEETS
                            June 30, 2004 and December 31, 2003
                         (Dollars in thousands, except share data)
                                        (Unaudited)
ASSETS
------
                                                               June 30,       December 31,
                                                                 2004            2003
                                                             -------------   -------------
CURRENT ASSETS:
        Cash                                                 $      4,855    $         --
        Accounts receivable, net of allowance for
           doubtful accounts of $521 and $601                      82,091          23,724
        Inventories                                               159,234         173,090
        Prepaid expenses and other current assets                   2,781           3,157
                                                             -------------   -------------
                   Total current assets                           248,961         199,971
                                                             -------------   -------------

FIXED ASSETS, net of accumulated depreciation
   of $52,831 and $47,566                                         133,129         136,435

DEFERRED FINANCING EXPENSES, net of
   accumulated amortization of $1,337 and $443                      9,764          10,589
DEFERRED INCOME TAXES                                              12,234          12,234
GOODWILL                                                           42,979          42,979
                                                             -------------   -------------
                                                             $    447,067    $    402,208
                                                             =============   =============

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
        Accounts payable                                     $     17,701    $     10,104
        Accrued liabilities                                        13,930           9,234
        Accrued payroll and benefits                               10,904           6,971
        Accrued interest                                            4,936           5,073
        Interest rate swap agreement, current portion               2,996           5,320
        Long-term debt, current portion                             5,745           5,789
        Borrowings on revolving credit facility                    33,661          30,318
        Deferred income taxes                                      77,420          65,186
                                                             -------------   -------------

                   Total current liabilities                      167,293         137,995
                                                             -------------   -------------

LONG-TERM DEBT                                                    207,381         209,287

OTHER LIABILITIES                                                   2,058           2,196

SHAREHOLDERS' EQUITY
        Common stock
           Authorized - 60,000,000 shares, $.01 par value;
           Issued and outstanding - 22,072,549 shares
           at June 30, 2004 and December 31, 2003                     221             221

        Additional paid-in capital                                128,781         128,781
        Accumulated deficit                                       (58,667)        (76,272)
                                                             -------------   -------------

                   Total shareholders' equity                      70,335          52,730
                                                             -------------   -------------

                                                             $    447,067    $    402,208
                                                             =============   =============

 The accompanying notes are an integral part of these condensed consolidated financial statements.

                                            3



                                           HINES HORTICULTURE, INC.
                                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           Three Months and Six Months Ended June 30, 2004 and 2003
                                   (Dollars in thousands, except share data)
                                                  (Unaudited)

                                                   Three Months Ended June 30,     Six Months Ended June 30,

                                                     2004            2003            2004             2003
                                                 -------------   -------------   -------------   -------------

Sales, net                                       $    181,081    $    189,351    $    241,471    $    248,604
Cost of goods sold                                     87,392          90,622         118,516         119,222
                                                 -------------   -------------   -------------   -------------
    Gross profit                                       93,689          98,729         122,955         129,382
                                                 -------------   -------------   -------------   -------------

Selling and distribution expenses                      49,196          50,109          68,394          69,156
General and administrative expenses                     6,409           6,211          12,020          11,797
Other operating expenses                                  547             190             547           1,432
                                                 -------------   -------------   -------------   -------------
    Total operating expenses                           56,152          56,510          80,961          82,385
                                                 -------------   -------------   -------------   -------------

    Operating income                                   37,537          42,219          41,994          46,997

Other expenses (income)
   Interest expense                                     6,884           6,445          13,584          12,736
   Interest rate swap agreement income                 (1,454)           (320)         (2,323)           (644)
   Amortization of deferred financing expenses            449           1,138             894           2,188
                                                 -------------   -------------   -------------   -------------
                                                        5,879           7,263          12,155          14,280
                                                 -------------   -------------   -------------   -------------

Income before income tax provision                     31,658          34,956          29,839          32,717

Income tax provision                                   12,980          14,360          12,234          13,443
                                                 -------------   -------------   -------------   -------------

Net income                                       $     18,678    $     20,596    $     17,605    $     19,274
                                                 =============   =============   =============   =============


Basic earnings per share:                        $       0.85    $       0.93    $       0.80    $       0.87
                                                 =============   =============   =============   =============

Diluted earnings per share:                      $       0.84    $       0.93    $       0.79    $       0.87
                                                 =============   =============   =============   =============

Weighted average shares outstanding--Basic         22,072,549      22,072,549      22,072,549      22,072,549
                                                 =============   =============   =============   =============

Weighted average shares outstanding--Diluted       22,154,141      22,072,549      22,168,978      22,072,549
                                                 =============   =============   =============   =============

       The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                      4


                              HINES HORTICULTURE, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      Six Months Ended June 30, 2004 and 2003
                               (Dollars in thousands)
                                    (Unaudited)

                                                                2004         2003
                                                              ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net Income                                                $ 17,605    $ 19,274
    Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation                                            5,272       4,670
         Accretion of asset retirement obligations                  61          --
         Amortization of deferred financing expenses               894       2,188
         Interest rate swap agreement income                    (2,323)       (644)
         Loss on sale of assets                                     71          73
         Deferred income taxes                                  12,234      13,443
                                                              ---------   ---------
                                                                33,814      39,004
Change in working capital accounts:
    Accounts receivable                                        (58,368)    (53,796)
    Inventories                                                 13,719      18,391
    Prepaid expenses and other current assets                      376        (526)
    Accounts payable and accrued liabilities                    16,086       9,127
                                                              ---------   ---------
      Change in working capital accounts                       (28,187)    (26,804)
                                                              ---------   ---------

        Net cash provided by operating activities                5,627      12,200
                                                              ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of fixed assets                                    (2,096)     (2,853)
    Payments to sale of discontinued operations                     --        (500)
    Proceeds from sale of fixed assets                              --          50
                                                              ---------   ---------
        Net cash used in investing activities                   (2,096)     (3,303)
                                                              ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net borrowing (repayments) on revolving line of credit       3,343      (7,750)
    Repayments of long-term debt                                (1,950)        (42)
    Deferred financing expenses incurred                           (69)       (642)
                                                              ---------   ---------
        Net cash provided by (used in) financing activities      1,324      (8,434)
                                                              ---------   ---------


NET CHANGE IN CASH                                               4,855         463

CASH, beginning of period                                           --          --
                                                              ---------   ---------

CASH, end of period                                           $  4,855    $    463
                                                              =========   =========


Supplemental disclosure of cash flow information:
    Cash paid for interest                                    $ 13,522    $ 12,021
    Cash paid for income taxes                                $      7    $    277

 The accompanying notes are an integral part of these condensed consolidated financial statements.

                                         5

                            HINES HORTICULTURE, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)


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

                  In connection with the sale of Sun Gro, the Canadian Customs & Revenue Authority ("CCRA") required that approximately $13,136 Canadian of the gross proceeds from the sale be withheld in an escrow account pending the determination of whether certain aspects of the sale were taxable for Canadian purposes. The proceeds withheld were not included in the initial measurement of the loss on the sale of Sun Gro. In 2002, the Company filed a tax return, submitted a tax payment of $8,219 Canadian from the escrow funds and submitted a claim for refund on the basis that the transaction is exempt from tax for Canadian purposes. The balance of the escrow funds of $4,917 Canadian was then remitted to us and was recorded in the fourth quarter of 2002 as an adjustment to the loss on the sale of Sun Gro. On September 30, 2003, the CCRA completed its assessment of our tax return in which it determined that the transaction was exempt from tax for Canadian purposes and issued a refund to us of all tax paid, plus accrued interest. We received the refund check of $8,663 Canadian on October 2, 2003 and recorded it in the third quarter of 2003 as an adjustment to the loss on the sale of Sun Gro.

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

4.       Earnings Per Share:
         -------------------

                  Earnings per share are calculated in accordance with Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings per Share," which requires the Company to report both basic earnings per share, based on the weighted-average number of common shares outstanding, and diluted earnings per share, based on the weighted-average number of common shares outstanding adjusted to include the potentially dilutive effect of outstanding stock options and warrants using the treasury method. For the three and six months ended June 30, 2004, the incremental shares related to 440,000 warrants outstanding increased fully diluted shares by 81,592 and 96,429, respectively. Additionally, for the three and six months ended June 30, 2004, shares related to the underlying employee stock options in the amount of 1,071,240 were excluded from the computation of diluted earnings per share because they would have been anti-dilutive.

5.       Adoption Of Accounting Pronouncements:
         --------------------------------------

                  In June 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity, including Certain Costs Incurred in a Restructuring." The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. In accordance with SFAS No. 146, the Company recorded $1,242 of severance expenses primarily related to the resignation of Stephen P. Thigpen, Chairman and Chief Executive Officer, for the six months ended June 30, 2003.

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

                                                       Six months ended
                                                           June 30,
                                                      2004          2003
                                                 ------------   ------------
         Net income, as reported                 $    17,605    $    19,274
         Stock option expense                           (226)           (16)
                                                 ------------   ------------
         Pro forma net income                    $    17,379    $    19,258
                                                 ============   ============

         Net income per share:

         Basic - as reported                     $      0.80    $      0.87
                                                 ============   ============
         Basic - pro forma                       $      0.79    $      0.87
                                                 ============   ============

         Diluted - as reported                   $      0.79    $      0.87
                                                 ============   ============
         Diluted - pro forma                     $      0.78    $      0.87
                                                 ============   ============

                  The Company estimates the weighted average fair value of each stock option on the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                         June 30,
                                                    2004          2003
                                                 ------------ -------------
          Dividend Yield                                  0%            0%
          Expected volatility                         60.69%        81.68%
          Risk-free interest rate                      4.33%         3.18%
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

6.       Inventories:
         ------------

         Inventories consisted of the following:


                                                     June 30,      December 31,
                                                       2004            2003
                                                   -------------   -------------
         Nursery stock                             $    146,870    $    162,861
         Material and supplies                           12,364          10,229
                                                   -------------   -------------
                                                   $    159,234    $    173,090
                                                   =============   =============

7.       Revolving Lines of Credit:
         --------------------------

                  On September 30, 2003, the Company amended and restated its Senior Credit Facility. Hines Nurseries and its domestic operating subsidiaries are borrowers under the Senior Credit Facility. The Senior Credit Facility consists of (i) a revolving facility with availability of up to $145,000 (subject to borrowing base limits) and (ii) a term loan facility of up to $40,000. The revolving facility also permits the Company to obtain letters of credit up to a sub-limit.

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

                  The Senior Credit Facility requires Hines Nurseries and its subsidiaries to meet specific covenants and financial ratios, including a minimum fixed charge coverage test, a maximum leverage test and a maximum capital expenditure test. The Senior Credit Facility contains customary representations and warranties and customary events of default and other covenants. As of June 30, 2004, the Company was in compliance with all covenants.

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

                  BORROWING BASE. Availability of borrowings under the revolving facility are subject to a borrowing base consisting of the sum of (i) 85% of eligible accounts receivable plus (ii) the lesser of (x) up to 55% of eligible inventory or (y) 85% of the appraised net orderly liquidation value of eligible inventory. The Company must deliver borrowing base certificates and reports at least monthly. The borrowing base also may be subject to certain other adjustments and reserves to be determined by the agent. Eligible accounts receivable of both The Home Depot, the Company's largest customer, and Lowe's Companies, Inc., its second largest customer, may not exceed 30% of total eligible accounts receivable at any time. At June 30, 2004, the Company had $72,234 of available credit.

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

8.       Long-Term Debt:
         ---------------

                                                               June 30,      December 31,
                                                                 2004            2003
                                                              ------------   ------------
         Term loan at the bank's reference rate plus 2.25%
         or the LIBOR rate plus 3.25%. Interest rates were
         4.63% and 4.44% at June 30, 2004 and December 31,
         2003, respectively.                                  $    38,095    $    40,000

         Senior Notes, interest at 10.25% payable semi-
         annually on each April 1 and October 1, maturing
         on October 1, 2011.                                      175,000        175,000

         Other obligations due at various dates through
         2004.                                                         31             76
                                                              ------------   ------------
                                                                  213,126        215,076

          Less current portion                                      5,745          5,789
                                                              ------------   ------------
               Total long-term debt                           $   207,381    $   209,287
                                                              ============   ============

         SENIOR CREDIT FACILITY - TERM LOAN. Please see Note 7 above for the terms.

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

9.       Interest Rate Swap Agreement:
         -----------------------------

                  In May 2000, the Company entered into an interest rate swap agreement to hedge $75,000 of debt. The interest rate swap agreement effectively changes the Company's exposure on its variable-rate interest payments to fixed-rate interest payments (7.13%) based on the 3-month LIBOR rate in effect at the beginning of each quarterly period. Despite the debt refinancing, the interest rate swap agreement remains outstanding and matures in February 2005. The estimated fair value of the Company's obligation under the interest rate swap agreement was $2,996 at June 30, 2004.

10.      Comprehensive Income:
         ---------------------

                  Comprehensive income includes all changes in equity during a period except those resulting from investments by and distributions to the Company's shareholders. The Company's comprehensive income includes the amortization of the fair value of the interest rate agreement recognized upon adoption of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The components of comprehensive income during the three and six months ended June 30, 2004 and 2003, were as follows:

                                                                       Three months ended           Six months ended
                                                                            June 30,                    June 30,
                                                                      2004          2003          2004          2003
                                                                   ------------ -------------  ------------ -------------
         Net income                                                   $ 18,678      $ 20,596      $ 17,605      $ 19,274
         Amortization of interest rate swap agreement,
            net of tax of $0, $97, $0 and $194, respectively                 -           141             -           281
                                                                   ------------ -------------  ------------ -------------
         Comprehensive income                                         $ 18,678      $ 20,737      $ 17,605      $ 19,555
                                                                   ============ =============  ============ =============

11.      Subsequent Event:
         -----------------

                  In connection with the Company's acquisition of Lovell Farms, the Company agreed, subject to various provisions in the purchase agreement, to make earn-out payments to the sellers of up to approximately $5,000 for fiscal 2001 if the purchased operations achieved certain performance thresholds. The Company determined that the thresholds were not met and that no earn-out payment was earned. In response to this decision, arbitration proceedings were initiated. Going into the hearings, the sellers demanded that the arbitrator award $5,000 and payment of their attorney's fees and costs. A final determination was made on July 26, 2004 awarding $947 and denied their request for attorney's fees and costs. In accordance with SFAS No. 141 "Business Combinations", the award will increase the Company's goodwill during the third quarter. Legal defense fees and other costs in connection with the arbitration have been expensed as incurred.

12.      Guarantor/Non-guarantor Disclosures:
         ------------------------------------

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

                  The following condensed consolidating information shows (a) Hines Horticulture on a parent company basis only as the parent guarantor (carrying its investment in its subsidiaries under the equity method), (b) Hines Nurseries as the issuer, (c) Hines SGUS and Enviro-Safe as subsidiary guarantors, (d) eliminations necessary to arrive at the information for the parent guarantor and its direct and indirect subsidiaries on a consolidated basis and (e) the parent guarantor on a consolidated basis as follows:

         o Condensed consolidating balance sheets as of June 30, 2004 and December 31, 2003;

         o Condensed consolidating statements of operations for the six and three months ended June 30, 2004 and 2003; and

         o Condensed consolidating statements of cash flows for the six months ended June 30, 2004 and 2003.


                                                Guarantor / Non-guarantor Disclosures
                                                Condensed Consolidating Balance Sheet
                                                         As of June 30, 2004
                                                       (Dollars in thousands)
                                                             (Unaudited)

                                                      Hines
                                                   Horticulture       Hines
                                                     (Parent         Nurseries        Subsidiary                       Consolidated
                                                    Guarantor)        (Issuer)        Guarantors      Eliminations        Total
                                                  --------------   --------------   --------------   --------------   --------------
      ASSETS
      ------
Current assets:
   Cash                                           $          --    $       4,855    $          --    $          --    $       4,855
   Accounts receivable, net                                  --           81,652              439               --           82,091
   Inventories                                               --          158,724              510               --          159,234
   Prepaid expenses and other current assets                 --            2,395              386               --            2,781
                                                  --------------   --------------   --------------   --------------   --------------
                           Total current assets              --          247,626            1,335               --          248,961
                                                  --------------   --------------   --------------   --------------   --------------

Fixed assets, net                                            --          133,096               33               --          133,129
Deferred financing expenses, net                             --            9,764               --               --            9,764
Deferred income taxes                                     2,921           28,462               --          (19,149)          12,234
Goodwill                                                     --           42,979               --               --           42,979
Investments in subsidiaries                              75,246               --               --          (75,246)              --
                                                  --------------   --------------   --------------   --------------   --------------
                                                  $      78,167    $     461,927    $       1,368    $     (94,395)   $     447,067
                                                  ==============   ==============   ==============   ==============    =============

   LIABILITIES AND SHAREHOLDERS' EQUITY
   ------------------------------------

Current liabilities:
   Accounts payable                               $          --    $      17,595    $         106    $          --    $      17,701
   Accrued liabilities                                       --           13,928                2               --           13,930
   Accrued payroll and benefits                              --           10,904               --               --           10,904
   Accrued interest                                          --            4,936               --               --            4,936
   Interest rate swap agreement, current portion             --            2,996               --               --            2,996
   Long-term debt, current portion                           --            5,745               --               --            5,745
   Borrowings on revolving credit facility                   --           33,661               --               --           33,661
   Deferred income taxes                                     --           81,206               --           (3,786)          77,420
   Intercompany accounts                                  7,832           (7,832)              --               --               --
                                                  --------------   --------------   --------------   --------------   --------------
                      Total current liabilities           7,832          163,139              108           (3,786)         167,293
                                                  --------------   --------------   --------------   --------------   --------------

Long-term debt                                               --          207,381               --               --          207,381
Deferred income taxes                                        --           15,363               --          (15,363)              --
Other liabilties                                             --            2,058               --               --            2,058
Shareholders' equity
   Common stock                                             221           16,981              990          (17,971)             221
   Additional paid-in capital                           128,781           21,362               --          (21,362)         128,781
   Retained earnings (deficit)                          (58,667)          35,643              270          (35,913)         (58,667)
                                                  --------------   --------------   --------------   --------------   --------------
                     Total shareholders' equity          70,335           73,986            1,260          (75,246)          70,335
                                                  --------------   --------------   --------------   --------------   --------------

                                                  $      78,167    $     461,927    $       1,368    $     (94,395)   $     447,067
                                                  ==============   ==============   ==============   ==============   ==============


                                         Guarantor / Non-guarantor Disclosures - (Continued)
                                                Condensed Consolidating Balance Sheet
                                                       As of December 31, 2003
                                                       (Dollars in thousands)
                                                             (Unaudited)

                                                     Hines
                                                  Horticulture        Hines
                                                    (Parent         Nurseries        Subsidiary                       Consolidated
                                                   Guarantor)        (Issuer)        Guarantors      Eliminations         Total
                                                 --------------   --------------   --------------   --------------   --------------
       ASSETS
Current assets:
    Cash                                         $          --    $          --    $          --    $          --    $          --
    Accounts receivable, net                                --           23,361              363               --           23,724
    Inventories                                             --          172,626              464               --          173,090
    Prepaid expenses and other current assets               --            2,640              517               --            3,157
                                                 --------------   --------------   --------------   --------------   --------------
                          Total current assets              --          198,627            1,344               --          199,971
                                                 --------------   --------------   --------------   --------------   --------------

Fixed assets, net                                           --          136,399               36               --          136,435
Deferred financing expenses, net                            --           10,589               --               --           10,589
Deferred income taxes                                    2,922           28,461               --          (19,149)          12,234
Goodwill                                                    --           42,979               --               --           42,979
Investments in subsidiaries                             57,641               --               --          (57,641)              --
                                                 --------------   --------------   --------------   --------------   --------------
                                                 $      60,563    $     417,055    $       1,380    $     (76,790)   $     402,208
                                                 ==============   ==============   ==============   ==============   ==============

    LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                             $          --    $      10,099    $           5    $          --    $      10,104
    Accrued liabilities                                     --            9,061              173               --            9,234
    Accrued payroll and benefits                            --            6,971               --               --            6,971
    Accrued interest                                        --            5,073               --               --            5,073
    Interest rate swap agreement                            --            5,320               --               --            5,320
    Long-term debt, current portion                         --            5,789               --               --            5,789
    Borrowings on revolving credit facility                 --           30,318               --               --           30,318
    Deferred income taxes                                   --           68,972               --           (3,786)          65,186
    Intercompany accounts                                7,832           (7,832)              --               --               --
                                                 --------------   --------------   --------------   --------------   --------------
                     Total current liabilities           7,832          133,771              178           (3,786)         137,995
                                                 --------------   --------------   --------------   --------------   --------------

Long-term debt                                              --          209,287               --               --          209,287
Deferred income taxes                                       --           15,363               --          (15,363)              --
Other liabilities                                           --            2,196               --               --            2,196
Shareholders' equity
    Common stock                                           221           16,981              990          (17,971)             221
    Additional paid-in capital                         128,781           21,362               --          (21,362)         128,781
    Retained earnings (deficit)                        (76,271)          18,095              212          (18,308)         (76,272)
                                                 --------------   --------------   --------------   --------------   --------------
                    Total shareholders' equity          52,731           56,438            1,202          (57,641)          52,730
                                                 --------------   --------------   --------------   --------------   --------------

                                                 $      60,563    $     417,055    $       1,380    $     (76,790)   $     402,208
                                                 ==============   ==============   ==============   ==============    =============


                                                                 15


                                          Guarantor / Non-guarantor Disclosures - Continued
                                           Condensed Consolidating Statement of Operations
                                               For the six months ended June 30, 2004
                                                       (Dollars in thousands)
                                                             (Unaudited)

                                                          Hines
                                                       Horticulture       Hines
                                                         (Parent        Nurseries       Subsidary                     Consolidated
                                                        Guarantor)       (Issuer)       Guarantors     Eliminations       Total
                                                      --------------  --------------  --------------  --------------  --------------
Sales, net                                            $          --   $     240,454   $       1,017   $          --   $     241,471
Cost of goods sold                                               --         117,855             661              --         118,516
                                                      --------------  --------------  --------------  --------------  --------------
    Gross Profit                                                 --         122,599             356              --         122,955
Operating expenses                                               --          80,703             258              --          80,961
                                                      --------------  --------------  --------------  --------------  --------------
    Operating income                                             --          41,896              98              --          41,994
                                                      --------------  --------------  --------------  --------------  --------------
Other expenses:
   Interest expense                                              --          13,584              --              --          13,584
   Interest rate swap agreement income                           --          (2,323)             --              --          (2,323)
   Amortization of deferred financing expenses, other       (17,605)            894              --          17,605             894
                                                      --------------  --------------  --------------  --------------  --------------
                                                            (17,605)         12,155              --          17,605          12,155
                                                      --------------  --------------  --------------  --------------  --------------
Income (loss) before provision for income taxes              17,605          29,741              98         (17,605)         29,839
Income tax provision                                             --          12,194              40              --          12,234
                                                      --------------  --------------  --------------  --------------  --------------
Net income (loss)                                     $      17,605   $      17,547   $          58   $     (17,605)  $      17,605
                                                      ==============  ==============  ==============  ==============  ==============


                                          Guarantor / Non-guarantor Disclosures - Continued
                                           Condensed Consolidating Statement of Operations
                                               For the six months ended June 30, 2003
                                                       (Dollars in thousands)
                                                             (Unaudited)

                                                           Hines
                                                       Horticulture       Hines
                                                          (Parent       Nurseries      Subsidiary                      Consolidated
                                                         Guarantor)      (Issuer)       Guarantor      Eliminations       Total
                                                      --------------  --------------  --------------  --------------  --------------

Sales, net                                            $          --   $     247,649   $         955   $          --   $     248,604
Cost of goods sold                                               --         118,607             615              --         119,222
                                                      --------------  --------------  --------------  --------------  --------------
    Gross Profit                                                 --         129,042             340              --         129,382
Operating expenses                                               --          82,141             244              --          82,385
                                                      --------------  --------------  --------------  --------------  --------------
    Operating income                                             --          46,901              96              --          46,997
                                                      --------------  --------------  --------------  --------------  --------------
Other expenses:
   Interest expense                                              --          12,736              --              --          12,736
   Interest rate swap agreement income                           --            (644)             --              --            (644)
   Amortization of deferred financing expenses, other       (19,274)          2,188              --          19,274           2,188
                                                      --------------  --------------  --------------  --------------  --------------
                                                            (19,274)         14,280              --          19,274          14,280
                                                      --------------  --------------  --------------  --------------  --------------
Income (loss) before provision for income taxes              19,274          32,621              96         (19,274)         32,717
Income tax provision                                             --          13,406              37              --          13,443
                                                      --------------  --------------  --------------  --------------  --------------
Net income (loss)                                     $      19,274   $      19,215   $          59   $     (19,274)  $      19,274
                                                      ==============  ==============  ==============  ==============  ==============





                                          Guarantor / Non-guarantor Disclosures - Continued
                                           Condensed Consolidating Statement of Operations
                                              For the three months ended June 30, 2004
                                                       (Dollars in thousands)
                                                             (Unaudited)

                                                           Hines
                                                       Horticulture       Hines
                                                         (Parent        Nurseries      Subsidiary                     Consolidated
                                                        Guarantor)       (Issuer)       Guarantor      Eliminations       Total
                                                      --------------  --------------  --------------  --------------  --------------

Sales, net                                            $          --   $     180,295   $         786   $          --   $     181,081
Cost of goods sold                                               --          86,881             511              --          87,392
                                                      --------------  --------------  --------------  --------------  --------------
    Gross Profit                                                 --          93,414             275              --          93,689
Operating expenses                                               --          55,932             220              --          56,152
                                                      --------------  --------------  --------------  --------------  --------------
    Operating income                                             --          37,482              55              --          37,537
                                                      --------------  --------------  --------------  --------------  --------------
Other expenses:
   Interest expense                                              --           6,884              --              --           6,884
   Interest rate swap agreement income                           --          (1,454)             --              --          (1,454)
   Amortization of deferred financing expenses, other       (18,678)            449              --          18,678             449
                                                      --------------  --------------  --------------  --------------  --------------
                                                            (18,678)          5,879              --          18,678           5,879
                                                      --------------  --------------  --------------  --------------  --------------
Income (loss) before provision for income taxes              18,678          31,603              55         (18,678)         31,658
Income tax provision                                             --          12,958              22              --          12,980
                                                      --------------  --------------  --------------  --------------  --------------
Net income (loss)                                     $      18,678   $      18,645   $          33   $     (18,678)  $      18,678
                                                      ==============  ==============  ==============  ==============  ==============


                                          Guarantor / Non-guarantor Disclosures - Continued
                                           Condensed Consolidating Statement of Operations
                                              For the three months ended June 30, 2003
                                                       (Dollars in thousands)
                                                             (Unaudited)

                                                          Hines
                                                       Horticulture       Hines
                                                         (Parent        Nurseries       Subsidiary                     Consolidated
                                                        Guarantor)       (Issuer)        Guarantor     Eliminations        Total
                                                      --------------  --------------  --------------  --------------  --------------

Sales, net                                            $          --   $     188,968   $         383   $          --   $     189,351
Cost of goods sold                                               --          90,379             243              --          90,622
                                                      --------------  --------------  --------------  --------------  --------------
    Gross Profit                                                 --          98,589             140              --          98,729
Operating expenses                                               --          56,400             110              --          56,510
                                                      --------------  --------------  --------------  --------------  --------------
    Operating income                                             --          42,189              30              --          42,219
                                                      --------------  --------------  --------------  --------------  --------------
Other expenses:
   Interest expense                                              --           6,445              --              --           6,445
   Interest rate swap agreement income                           --            (320)             --              --            (320)
   Amortization of deferred financing expenses, other       (20,595)          1,138              --          20,595           1,138
                                                      --------------  --------------  --------------  --------------  --------------
                                                            (20,595)          7,263              --          20,595           7,263
                                                      --------------  --------------  --------------  --------------  --------------
Income (loss) before provision for income taxes              20,595          34,926              30         (20,595)         34,956
Income tax provision                                             --          14,350              10              --          14,360
                                                      --------------  --------------  --------------  --------------  --------------
Net income (loss)                                     $      20,595   $      20,576   $          20   $     (20,595)  $      20,596
                                                      ==============  ==============  ==============  ==============  ==============

                                                                 17

                                       GUARANTOR / NON-GUARANTOR DISCLOSURES - CONTINUED
                                         Condensed Consolidating Statement of Cash Flows
                                             For The Six Months Ended June 30, 2004
                                                     (Dollars in Thousands)
                                                          (Unaudited)



                                                     Hines
                                                  Horticulture        Hines
                                                    (Parent         Nurseries      Subsidiary                     Consolidated
                                                   Guarantor)       (Issuer)       Guarantors     Eliminations        Total
                                                 --------------  --------------  --------------  --------------  --------------
Cash provided by operating activities            $          --   $       5,627   $          --   $          --   $       5,627
                                                 --------------  --------------  --------------  --------------  --------------

Cash flows from investing activities:
  Purchase of fixed assets                                  --          (2,096)             --              --          (2,096)
                                                 --------------  --------------  --------------  --------------  --------------
     Net cash used in investing activities                  --          (2,096)             --              --          (2,096)
                                                 --------------  --------------  --------------  --------------  --------------

Cash flows from financing activities:
  Proceeds from revolving line of credit                    --           3,343              --              --           3,343
  Repayments of long-term debt                              --          (1,950)             --              --          (1,950)
  Deferred financing costs                                  --             (69)             --              --             (69)
                                                 --------------  --------------  --------------  --------------  --------------
     Net cash provided by financing activities              --           1,324              --              --           1,324
                                                 --------------  --------------  --------------  --------------  --------------

Net change in cash                                          --           4,855              --              --           4,855
Cash, beginning of year                                     --              --              --              --              --
                                                 --------------  --------------  --------------  --------------  --------------
Cash, end of year                                $          --   $       4,855   $          --   $          --   $       4,855
                                                 ==============  ==============  ==============  ==============  ==============



                                                              18


                                      GUARANTOR / NON-GUARANTOR DISCLOSURES - CONTINUED
                                        Condensed Consolidating Statement of Cash Flows
                                            For The Six Months Ended June 30, 2003
                                                    (Dollars in Thousands)
                                                         (Unaudited)



                                                       Hines
                                                   Horticulture       Hines
                                                     (Parent        Nurseries     Subsidiary                    Consolidated
                                                    Guarantor)      (Issuer)      Guarantors     Eliminations       Total
                                                  -------------  -------------   -------------   ------------   -------------
Cash provided by operating activities             $         --   $     12,200    $         --    $        --    $     12,200
                                                  -------------  -------------   -------------   ------------   -------------

Cash flows from investing activities:
  Purchase of fixed assets                                  --         (2,853)             --             --          (2,853)
  Payments from sale of discontinued operations             --           (500)             --             --            (500)
  Proceeds from sale of fixed assets                        --             50              --             --              50
                                                  -------------  -------------   -------------   ------------   -------------
     Net cash used in investing activities                  --         (3,303)             --             --          (3,303)
                                                  -------------  -------------   -------------   ------------   -------------

Cash flows from financing activities:
  Proceeds from revolving line of credit                    --         (7,750)             --             --          (7,750)
  Repayments of long-term debt                              --            (42)             --             --             (42)
  Deferred financing costs                                  --           (642)             --             --            (642)
                                                  -------------  -------------   -------------   ------------   -------------
     Net cash used in financing activities                  --         (8,434)             --             --          (8,434)
                                                  -------------  -------------   -------------   ------------   -------------

Net change in cash                                          --            463              --             --             463
Cash, beginning of year                                     --             --              --             --              --
                                                  -------------  -------------   -------------   ------------   -------------
Cash, end of year                                 $         --   $        463    $         --    $        --    $        463
                                                 ==============  ==============  =============   ============   =============


                                                             19

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

         Important factors that we believe might cause actual results to differ from any results expressed or implied by these forward-looking statements are discussed in the cautionary statements contained in Exhibit 99.1 to this Form 10-Q, which are incorporated herein by reference. In assessing forward-looking statements contained herein, readers are urged to read carefully all cautionary statements contained in this Form 10-Q and in Exhibit 99.1 to this Form 10-Q. Our business and operations are subject to a number of risks and uncertainties, and the cautionary statements contained in this Form 10-Q and in Exhibit 99.1 to this Form 10-Q should not be considered to be a definitive list of all factors that might affect our business, financial condition and future results of operations and should be read in conjunction with the factors, risks and uncertainties contained in our other filings with the Securities and Exchange Commission. For any forward-looking statements, we claim the protection of the safe harbor for forward-looking statements in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.

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

         On September 30, 2003, we closed a refinancing plan, which we refer to as the "Refinancing", which included the issuance by our wholly owned subsidiary, Hines Nurseries, of $175.0 million principal amount of 10.25% Senior Notes due 2011 and amending and restating our senior credit facility, which, as amended, we refer to as our Senior Credit Facility. The Senior Credit Facility has a term of five years and consists of a $145.0 million revolving facility, with availability subject to a borrowing base, and a $40.0 million term loan facility. Borrowings under the Senior Credit Facility are collateralized by substantially all of our assets. The net proceeds from the Refinancing were used to refinance all borrowings under our prior credit facility and to redeem all of Hines Nurseries' then outstanding 12.75% Senior Subordinated Notes due 2005.

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

         LOVELL FARMS ARBITRATION SETTLEMENT

         In connection with the acquisition of Lovell Farms, we agreed, subject to various provisions in the purchase agreement, to make earn-out payments to the sellers ("Claimants") of up to approximately $5.0 million for fiscal 2001 if certain performance thresholds were met. We determined that the thresholds were not met and that no earn-out payment be made. In response to this decision, the Claimants initiated arbitration proceedings, which concluded in May 2004. Going into the hearings, the Claimants demanded that the arbitrator award $5.0 million and payment of their attorney's fees and costs. A final determination was made on July 26, 2004 awarding the Claimants $0.9 million and denying their request for attorney's fees and costs. Payment of the $0.9 million will increase our goodwill during the third quarter. Legal defense fees and other costs incurred in connection with the arbitration of $0.5 million have been expensed during the six-month period ended June 30, 2004.

         UNITED STATES TAX MATTERS

         As a result of our business activities, we qualify for a special exception under the U.S. federal tax code that allows us to use the cash method of accounting for federal income tax purposes. Under the cash method, sales are included in taxable income when payments are received and expenses are deducted as they are paid. We derive significant tax benefits by being able to deduct the cost of inventory as the cost is incurred. As a result of our ability to utilize the cash method of accounting, we have historically generated net operating losses for federal income tax purposes and have not been required to pay cash income taxes. At December 31, 2003, we had $26.0 million in net operating loss carryforwards for federal income tax purposes.

         Based on our current projections, we anticipate that we will incur tax liability and begin paying cash income taxes for federal purposes in 2006. We are currently paying cash income taxes for state income tax purposes in certain states due to the differing rules regarding the utilization of net operating losses.

         Although the use of the cash method of accounting for federal income taxes defers the payment of federal income taxes, the deferral of such taxes produces a current liability for accounting purposes. At June 30, 2004, we had a current liability for deferred income taxes of $77.4 million. The liability is deemed current for accounting purposes because the majority of the items to which this liability relates are comprised of current assets and current liabilities in our balance sheet (such as inventory, accounts receivable and accounts payable). The classification of this liability as a current item, however, does not mean that it is required to be paid within the next twelve months.

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

RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO THREE MONTHS ENDED JUNE 30, 2003

         NET SALES. Net sales of $181.1 million for the three months ended June 30, 2004 decreased $8.3 million, or 4.4%, from net sales of $189.4 million for the comparable period in 2003. The decline in net sales was primarily isolated in the Midwest and Southeast markets where consumer demand for color products wavered as a result of excessive rain in May and June. Compounding the effect of the decline in demand was the inability of two of our production facilities to transition perennial and annual color plant sales to new customers as part of a strategic decision to consolidate and realign the customers and customer store locations that we sell into. Together these factors resulted in a sizable decline in sales, which has overshadowed the positive performance we experienced throughout the rest of the country, especially in the West and Northeast Markets.

         GROSS PROFIT. Gross profit of $93.7 million for the three months ended June 30, 2004 decreased $5.0 million, or 5.1%, from gross profit of $98.7 million for the comparable period in 2003 as a result of fewer net sales. As a percentage of net sales, gross profit for the quarter declined to 51.7% from 52.1% in the second quarter of 2003. The decline in sales of higher margin bedding plants in the Southeast and Midwest pushed down our overall gross profit margins during the quarter.

          SELLING AND DISTRIBUTION EXPENSES. Selling and distribution expenses of $49.2 million for the three months ended June 30, 2004 decreased $0.9 million, or 1.8%, from $50.1 million for the comparable period in 2003. Selling expense for the quarter increased $0.5 million to $13.5 million as a result of increased merchandising efforts at our customers' store locations. For the three months ended June 30, 2004 distribution expense fell to $35.7 million from $37.1 million in the second quarter of 2003 primarily as a result of the decline in net sales. As a percentage of net sales, distribution expense slightly increased to 19.7% for the quarter from 19.6% in same period a year ago due to higher fuel prices and increased carrier charges associated with new federal trucking regulations.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses of $6.4 million for the three months ended June 30, 2004 increased $0.2 million, or 3.2%, from $6.2 million for the comparable period in 2003. There were no significant changes to report during the period.

         OTHER OPERATING EXPENSES. Other operating expenses of $0.5 million for the three months ended June 30, 2004 increased $0.4 million from $0.1 million for the comparable period in 2003 primarily due to $0.5 million of legal fees incurred as a result of the Lovell Farms Arbitration Settlement.

         OPERATING INCOME. Operating income of $37.5 million for the three months ended June 30, 2004 decreased by $4.7 million, or 11.1%, from $42.2 million for the comparable period in 2003. The decline in operating income was mainly due to the decrease in net sales and gross profit margin, as discussed above.

         OTHER EXPENSES. Other expenses of $5.9 million for the three months ended June 30, 2004 decreased $1.4 million, or 19.1%, from $7.3 million for the comparable period in 2003. The decrease was due to the impact of the mark to market adjustment on our interest rate swap partially offset by higher interest expense. For the three months ended June 30, 2004, the mark to market adjustment amounted to income of $1.5 million compared with income of $0.3 million for the same period a year ago. Interest expense increased to $6.9 million from $6.4 million a year ago due to our debt refinancing, which shifted more of our revolving debt to higher interest rate fixed-term instruments in order to increase availability under our new revolving credit facility.

         INCOME TAX PROVISION. Our effective income tax rate was approximately 41% for the three months ended June 30, 2004 and 2003.

          NET INCOME. Net income of $18.7 million for the three months ended June 30, 2004 decreased by $1.9 million, or 9.3%, from $20.6 million for the comparable period in 2003 as a result of the decline in operating income, offset by the improvement in other expenses, as discussed above.

SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO SIX MONTHS ENDED JUNE 30, 2003

         NET SALES. Net sales of $241.5 million for the six months ended June 30, 2004 decreased by $7.1 million, or 2.9%, from $248.6 million for the comparable period in 2003. We began the year with strong sales of color plants and shrubs in the Sunbelt markets primarily as a result of our new market strategy and better weather than last spring. The continued trend among gardening retailers to better manage inventory levels by reducing pre-spring stocking orders delayed certain sales until the beginning of the second quarter.

Net sales during the second quarter started strong as spring arrived throughout the country and as the gardening retailers began to build their inventory levels. However, as the quarter progressed net sales began to significantly decline as a result of lower consumer demand in the Midwest and Southeast and the customer consolidation and store realignment. Sales in the West were strong during the first six months of 2004 due to favorable weather in the region and our new strategic market position in the Pacific Northwest and Rocky Mountains. In addition, sales of shrubs grown in the West and shipped early in spring into the Midwest and Northeast also improved significantly over the same six month period a year ago.

         GROSS PROFIT. Gross profit of $123.0 million for the six months ended June 30, 2004 decreased by $6.4 million, or 5.0%, from $129.4 million for the comparable period in 2003 mainly as a result of fewer net sales. As a percentage of net sales, gross profit for the period decreased to 50.9% compared to 52.0% in 2003. The decline in sales of high margin bedding plants in the Southeast and Midwest has continued to push down our overall gross profit margins for the six-month period.

          SELLING AND DISTRIBUTION EXPENSE. Selling and distribution expense of $68.4 million for the six months ended June 30, 2004 decreased by $0.8 million, or 1.1%, from $69.2 million for the comparable period in 2003. Selling expense for the six-month period increased $0.9 million to $20.6 million as a result of increased merchandising efforts at our customers' store locations. Distribution expense improved to $47.8 million, or 19.8% of net sales, compared to $49.4 million, or 19.9% of net sales, for the comparable period in 2003. Improved logistics, increased payloads and better carrier relations have partially offset rising fuel costs and increased common carrier charges resulting from new trucking regulations.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses of $12.0 million for the six months ended June 30, 2004 increased by $0.2 million, or 1.9%, from $11.8 million for the comparable period in 2003. There were no significant changes to report during the period.

         OTHER OPERATING EXPENSE. Other operating expenses of $0.5 million for the six months ended June 30, 2004 decreased $0.9 million from $1.4 million for the comparable period in 2003. The decline was due to severance costs associated with the resignation of our former Chief Executive Officer in February of 2003, offset by legal fees of $0.5 million incurred during the first six months of 2004 as a result of the Lovell Farms Arbitration Settlement.

         OPERATING INCOME. Operating income of $42.0 million for the three months ended June 30, 2004 decreased by $5.0 million, or 10.6%, from $47.0 million for the comparable period in 2003. The decline in operating income was mainly due to the decrease in net sales and gross profit margin, as discussed above.

         OTHER EXPENSE. Other expense of $12.2 million for the six months ended June 30, 2004 decreased $2.1 million, or 14.9%, from $14.3 million for the comparable period in 2003. The decrease was due to the impact of the mark to market adjustment on our interest rate swap and a decline in amortization of deferred financing expenses, partially offset by higher interest expense. For the six months ended June 30, 2004, the mark to market adjustment amounted to income of $2.3 million compared with income of $0.6 million for the same period a year ago. Interest expense increased to $13.6 million from $12.7 million a year ago due to our debt refinancing, which shifted more of our revolving debt to higher interest rate fixed-term instruments in order to increase availability under our new revolving credit facility.

         INCOME TAX PROVISION. Our effective income tax rate was approximately 41% for the six months ended June 30, 2004 and 2003.

         NET INCOME. Net income of $17.6 million for the six months ended June 30, 2004 decreased by $1.7 million, or 8.7%, from $19.3 million for the comparable period in 2003 as a result of the decline in operating income, offset by the improvement in other expenses, as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

     Our primary sources of liquidity are funds generated by operations and borrowings under our Senior Credit Facility. Our Senior Credit Facility expires in 2008 and consists of a revolving facility with availability of up to $145.0 million (subject to certain borrowing base limits) and a term loan facility of up to $40.0 million. At June 30, 2004, we were in compliance with all of our debt covenants.

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

     Net cash provided by operating activities was $5.6 million for the six months ended June 30, 2004 compared to $12.2 million for the comparable period in 2003. The decline in cash provided by operating activities was primarily due to an increase in accounts receivable, which resulted from a system implementation by one of our customers that caused a delay in the collection of a significant amount of receivables. We have subsequently worked closely with our customer to resolve the problem and are collecting these receivables during the third quarter. Also impacting cash provided by operating activities was the decline in inventory turnover as a result of lower net sales and an increase in accounts payable and accrued expenses resulting from the timing of certain payments.

     Net cash used in investing activities was $2.1 million for the six months ended June 30, 2004 compared to $3.3 million for the same period a year ago due to a decrease in capital expenditures. Capital expenditures for the six months ended June 30, 2004 primarily included the purchase of nursery related machinery and equipment.

     Net cash provided by financing activities was $1.3 million for the six months ended June 30, 2004 compared to net cash used by financing activities of $8.4 million for the comparable period in 2003. The increase in cash provided by financing activities was due to a decline in net sales, the decline in cash provided by operating activities, as discussed above, and the timing of payments on the revolver, which resulted in a higher cash balance at June 30, 2004 as compared to June 30, 2003.

     We typically draw down our revolving credit facilities in the first and fourth quarters to fund our seasonal inventory buildup and seasonal operating expenses. Based upon 2003, approximately 73% of our sales occur in the first half of the year, generally allowing us to reduce borrowing under our revolving credit facilities in the second and third quarters. On June 30, 2004, we had $33.7 million of borrowings under our working capital revolver, resulting in unused borrowing capacity of approximately $72.2 million after applying the borrowing base limitations and letters of credits to our available borrowings.

     At June 30, 2004, we had total outstanding indebtedness of $246.8 million.

     We do not have any off balance sheet financing or any financial arrangements with related parties, other than operating leases. The following table discloses aggregate information about our contractual obligations and commercial commitments as of June 30, 2004.

                                                               PAYMENTS DUE BY PERIOD
                                              -----------------------------------------------------
                                              LESS THAN 1     (DOLLARS IN MILLIONS)        AFTER
CONTRACTUAL CASH OBLIGATIONS       TOTAL         YEAR        1-3 YEARS     4-5 YEARS      5 YEARS
------------------------------  -----------   -----------   -----------   -----------   -----------
Term loan....................          38.1           5.7          17.2          15.2            --
10.25% Senior Notes..........         175.0            --            --            --         175.0
Revolving Facility ..........          33.7          33.7            --            --            --
Operating leases.............          18.1           4.3           6.4           1.1           6.3
------------------------------  -----------   -----------   -----------   -----------   -----------
Total........................   $     264.9   $      43.7   $      23.6   $      16.3   $     181.3
                                ===========   ===========   ===========   ===========   ===========

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

     The Senior Credit Facility requires Hines Nurseries and its subsidiaries to meet specific covenants and financial ratios, including a minimum fixed charge coverage test, a maximum leverage test and a maximum capital expenditure test. The new Senior Credit Facility contains customary representations and warranties and customary events of default and other covenants. As of June 30, 2004, we were in compliance with all covenants.

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

     LIBOR rate loans under the revolving loan facility bear interest at the LIBOR rate plus an additional amount that ranges from 1.75% to 2.75%, depending on our consolidated leverage ratio. LIBOR rate loans under the term loan bear interest at the LIBOR rate plus an additional amount that ranges from 2.25% to 3.25%, depending on our consolidated leverage ratio. Currently, the applicable margin for LIBOR rate loans is (i) 2.75% for the new revolving loan facility and
(ii) 3.25% for the term loan. In addition to paying interest on outstanding principal, we are required to pay a commitment fee on the daily average unused portion of the revolving facility which will accrue from the closing date based on the utilization of the revolving facility.

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

     REPAYMENT. Amortization payments of $1.9 million on the term loan will be required at the end of our second, third and fourth fiscal quarters beginning with June 30, 2004 and through the end of the term, with the full remaining balance payable on the last installment date. Subject to certain exceptions, 100% of the net cash proceeds we receive from certain asset dispositions and issuances of debt, 50% of the net cash proceeds we receive from issuances of equity and 25% of excess cash flow are required to be applied to repay the term loan facility and are to be applied on a pro rata basis to all scheduled installments of the term loan facility. The Senior Credit Facility may also be voluntarily prepaid at any time without premium or penalty.

OUR SENIOR NOTES

     On September 30, 2003, Hines Nurseries issued $175.0 million of Senior Notes that mature on October 1, 2011. The Senior Notes bear interest at the rate of 10.25% per annum and are payable semi-annually in arrears on each April 1 and October 1, which commenced April 1, 2004.

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

     REPURCHASE ON A CHANGE IN CONTROL. The Notes contain a put option whereby the holders have the right to put the Notes back to us at 101.000% of the principal amount thereof on the date of purchase, plus accrued and unpaid interest if a change in control occurs.

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

         We have various debt instruments outstanding at June 30, 2004 that are impacted by changes in interest rates. As a means of managing our interest rate risk on variable-rate debt, we entered into the interest rate swap agreement described below to effectively convert certain variable rate debt obligations to fixed rate obligations.

         In May 2000, we entered into an interest rate swap agreement to hedge $75.0 million of debt. The interest rate swap agreement effectively changes our exposure on the variable-rate interest payments to fixed-rate interest payments (7.13%) based on the 3-month LIBOR rate in effect at the beginning of each quarterly period. The estimated fair value of our obligation under the interest rate swap agreement was $3.0 million at June 30, 2004. The interest rate swap agreement remains outstanding and matures in February 2005.

         We also manage our interest rate risk by balancing the amount of our fixed and variable long-term debt. For fixed-rate debt, interest rate changes affect the fair market value of such debt but do not impact earnings or cash flows. Conversely, for variable-rate debt, interest rate changes generally do not affect the fair market value of such debt but do impact future earnings and cash flows, assuming other factors are held constant. At June 30, 2004 the carrying amount and estimated fair value of our long-term debt was $246.8 million and $260.8 million, respectively. Given the current balance of our fixed rate and variable rate debt, we estimate a change in interest costs of approximately $0.1 million for every one-percentage point change in applicable interest rates. Without considering the fixed interest rate provided by our swap agreement, which expires at the end of February of 2005, we estimate a change in interest costs of approximately $0.7 million for every one-percentage point change in applicable interest rates.


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

         In connection with the Company's acquisition of Lovell Farms, the Company agreed, subject to various provisions in the purchase agreement, to make earn-out payments to the sellers of up to approximately $5.0 million for fiscal 2001 if the purchased operations achieved certain performance thresholds. Although the Company determined that the thresholds were not met and no earn-out payment was required, as previously disclosed the sellers of Lovell Farms disputed the Company's determination and initiated arbitration proceedings against the Company. Going into the hearings, the sellers demanded that the arbitrator award $5.0 million and payment of their attorney's fees and costs. An arbitration hearing regarding this matter was held in May 2004 and final determination was made by the arbitrator on July 26, 2004 awarding the sellers $0.9 million and denied their request for reimbursement of attorney's fees and costs. The amount of this award will be accounted for by the Company as part of the purchase price associated with the acquisition and will result in an increase the Company's goodwill in the third quarter of 2004. Legal fees and other costs in connection with the arbitration have been expensed as incurred.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         We held our Annual Meeting of Stockholders on May 27, 2004 at which meeting our shockholders elected seven directors and ratified the appointment of PricewaterhouseCoopers LLP as our independent public accountants for the 2004 fiscal year.

         The following individuals were elected as directors and received the number of votes indicated below:

Name of Nominee            Votes For          Against           Abstentions
---------------            ---------          -------           -----------
Douglas D. Allen           18,408,865         3,142,749         0
Stan R. Fallis             18,681,821         2,869,793         0
Robert A. Ferguson         18,408,465         3,143,149         0
G. Ronald Morris           18,681,821         2,869,793         0
Thomas R. Reusche          18,440,901         3,110,713         0
James R. Tenant            18,681,821         2,869,793         0
Paul R. Wood               18,440,901         3,110,713         0

For the ratification of PricewaterhouseCoopers LLP as our independent public accountants, 18,857,741 votes were cast in favor, 2,595,748 votes were cast against and there were 98,125 abstentions.

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

         (b) Reports on Form 8-K

         We filed the following reports on Form 8-K during the quarter ended June 30, 2004.

         1. Current report on Form 8-K dated May 5, 2004 (the date of the earliest event reported), filed on May 5, 2004, for the purpose of reporting operating results from continuing operations for the quarter ended June 30, 2004.

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

Date:  August 9, 2004