Form 10-Q
period 2004-09-30
HINES HORTICULTURE INC
filed 2004-11-12
CIK 1003515

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

                                   (Mark One)

     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 2004

     ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
   For the transition period from___________________ to _____________________

                             Commission File Number
                                    000-24439

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

         As of October 18, 2004 there were 22,072,549 shares of Common Stock, par value $0.01 per share, outstanding.
================================================================================

                            HINES HORTICULTURE, INC.
                                      INDEX

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements                                           Page No.
                                                                        --------

         Condensed Consolidated Balance Sheets as of
         September 30, 2004 (unaudited) and December 31, 2003              3

         Condensed Consolidated Statements of Operations for the
         Three Months and Nine Months Ended September 30, 2004 and
         2003 (unaudited)                                                  4

         Condensed Consolidated Statements of Cash Flows for the
         Nine Months Ended September 30, 2004 and 2003 (unaudited)         5

         Notes to the Condensed Consolidated Financial Statements
         (unaudited)                                                       6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                         20

Item 3.  Quantitative and Qualitative Disclosures About Market Risk        31

Item 4.  Controls and Procedures                                           32

                           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings                                                 33

Item 6.  Exhibits                                                          33

         Signature                                                         35

Note: Items 2, 3, 4 and 5 of Part II are omitted because they are not applicable.


PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements

                                             HINES HORTICULTURE, INC.
                                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                     September 30, 2004 and December 31, 2003
                                     (Dollars in thousands, except share data)

ASSETS
------                                                                      September 30,    December 31,
                                                                                2004            2003
                                                                             ----------      ----------
                                                                            (Unaudited)
CURRENT ASSETS:
        Cash                                                                 $      --       $      --
        Accounts receivable, net of allowance for
           doubtful accounts of $521 and $601                                   36,904          23,724
        Inventories                                                            170,570         173,090
        Prepaid expenses and other current assets                                2,723           3,157
                                                                             ----------      ----------
                                                   Total current assets        210,197         199,971
                                                                             ----------      ----------

FIXED ASSETS, net of accumulated depreciation
   of $55,489 and $47,566                                                      132,132         136,435

DEFERRED FINANCING EXPENSES, net of
   accumulated amortization of $1,782 and $443                                   9,328          10,589
DEFERRED INCOME TAXES                                                           12,234          12,234
GOODWILL                                                                        43,926          42,979
                                                                             ----------      ----------
                                                                             $ 407,817       $ 402,208
                                                                             ==========      ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
        Accounts payable                                                     $  14,765       $  10,104
        Accrued liabilities                                                     11,286           9,234
        Accrued payroll and benefits                                             9,689           6,971
        Accrued interest                                                         9,377           5,073
        Interest rate swap agreement, current portion                            1,916           5,320
        Long-term debt, current portion                                          5,722           5,789
        Borrowings on revolving credit facility                                  6,031          30,318
        Deferred income taxes                                                   74,831          65,186
                                                                             ----------      ----------

                                              Total current liabilities        133,617         137,995
                                                                             ----------      ----------

LONG-TERM DEBT                                                                 205,476         209,287

OTHER LIABILITIES                                                                2,115           2,196


SHAREHOLDERS' EQUITY
        Common stock
           Authorized - 60,000,000 shares, $.01 par value;
           Issued and outstanding - 22,072,549 shares
           at September 30, 2004 and December 31, 2003                             221             221

        Additional paid-in capital                                             128,781         128,781
        Accumulated deficit                                                    (62,393)        (76,272)
                                                                             ----------      ----------

                                             Total shareholders' equity         66,609          52,730
                                                                             ----------      ----------

                                                                             $ 407,817       $ 402,208
                                                                             ==========      ==========

                        The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                     HINES HORTICULTURE, INC.
                                          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  Three Months and Nine Months Ended September 30, 2004 and 2003
                                             (Dollars in thousands, except share data)
                                                            (Unaudited)

                                                    Three Months Ended September 30,      Nine Months Ended September 30,

                                                         2004               2003               2004               2003
                                                    -------------      -------------      -------------      -------------
Sales, net                                          $     51,748       $     51,792       $    293,219       $    300,396
Cost of goods sold                                        28,220             27,939            146,736            147,161
                                                    -------------      -------------      -------------      -------------
    Gross profit                                          23,528             23,853            146,483            153,235
                                                    -------------      -------------      -------------      -------------

Selling and distribution expenses                         18,519             18,782             86,913             87,938
General and administrative expenses                        5,361              5,753             17,381             17,550
Other operating (income) expenses                             (4)               203                543              1,635
                                                    -------------      -------------      -------------      -------------
    Total operating expenses                              23,876             24,738            104,837            107,123
                                                    -------------      -------------      -------------      -------------

    Operating (loss) income                                 (348)              (885)            41,646             46,112

Other expenses (income)
   Interest expense                                        6,602              5,730             20,186             18,466
   Loss on debt extinguishment                                --              9,235                 --              9,235
   Interest rate swap agreement income                    (1,080)              (852)            (3,403)            (1,496)
   Amortization of deferred financing expenses               445              1,140              1,339              3,328
                                                    -------------      -------------      -------------      -------------
                                                           5,967             15,253             18,122             29,533
                                                    -------------      -------------      -------------      -------------

(Loss) income before income taxes                         (6,315)           (16,138)            23,524             16,579

Income tax (benefit) provision                            (2,589)            (6,645)             9,645              6,798
                                                    -------------      -------------      -------------      -------------

(Loss) income from continuing operations                  (3,726)            (9,493)            13,879              9,781

Income from discontinued operations, net                      --              4,013                 --              4,013
                                                    -------------      -------------      -------------      -------------

Net (loss) income                                   $     (3,726)      $     (5,480)      $     13,879       $     13,794
                                                    =============      =============      =============      =============


Basic and diluted earnings per share:

(Loss) income per common share from
  continuing operations                             $      (0.17)      $      (0.43)      $       0.63       $       0.44
Income per common share from
  discontinued operations                           $         --       $       0.18       $         --       $       0.18
                                                    -------------      -------------      -------------      -------------

Net (loss) income per common share:                 $      (0.17)      $      (0.25)      $       0.63       $       0.62
                                                    =============      =============      =============      =============

Weighted average shares outstanding--Basic            22,072,549         22,072,549         22,072,549         22,072,549
                                                    =============      =============      =============      =============

Weighted average shares outstanding--Diluted          22,072,549         22,072,549         22,136,050         22,108,668
                                                    =============      =============      =============      =============

                                  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                           HINES HORTICULTURE, INC.
                                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                Nine Months Ended September 30, 2004 and 2003
                                            (Dollars in thousands)
                                                  (Unaudited)

                                                                           2004            2003
                                                                        ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                          $  13,879       $  13,794
    Income from discontinued operations                                        --          (4,013)
    Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation and accretion of asset retirement obligation          7,997           7,005
         Amortization of deferred financing expenses                        1,339           3,328
         Interest rate swap agreement income                               (3,403)         (1,496)
         Loss on sale of assets                                                71              73
         Loss on debt extinguisment                                            --           9,235
         Deferred income taxes                                              9,645           6,798
                                                                        ----------      ----------
                                                                           29,528          34,724
Change in working capital accounts:
    Accounts receivable                                                   (13,181)         (9,270)
    Inventories                                                             2,314           7,379
    Prepaid expenses and other current assets                                 434            (839)
    Accounts payable and accrued liabilities                               13,733          (1,952)
                                                                        ----------      ----------
      Change in working capital accounts                                    3,300          (4,682)
                                                                        ----------      ----------

        Net cash provided by operating activities                          32,828          30,042
                                                                        ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of fixed assets                                               (3,762)         (4,173)
    Payments on sale of discontinued operations                                --            (500)
    Acquisitions, adjusted                                                   (947)             --
    Leasehold incentive proceeds                                              125           1,150
                                                                        ----------      ----------
        Net cash used in investing activities                              (4,584)         (3,523)
                                                                        ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net repayments on revolving line of credit                            (24,287)        (45,352)
    Proceeds from the issuance of long-term debt                               --         215,000
    Repayments of long-term debt                                           (3,878)       (180,533)
    Deferred financing expenses incurred                                      (79)        (10,101)
    Penalty on early payment of Senior Subordinated Notes                      --          (5,533)
                                                                        ----------      ----------
        Net cash used in financing activities                             (28,244)        (26,519)
                                                                        ----------      ----------


NET CHANGE IN CASH                                                             --              --

CASH, beginning of period                                                      --              --
                                                                        ----------      ----------

CASH, end of period                                                     $      --       $      --
                                                                        ==========      ==========

Supplemental disclosure of cash flow information:
    Cash paid for interest                                              $  15,502       $  24,073
    Cash paid for income taxes                                          $      33       $     380


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

                  On March 27, 2002, the Company sold the assets of Sun Gro-U.S. and the stock of Sun Gro-Canada (collectively referred to as "Sun Gro"), its growing media business, to the Sun Gro Horticulture Income Fund, a newly established Canadian income fund. The assets sold included 14 facilities located across Canada and the United States and control of approximately 50,000 acres of peat bogs in Canada. Hines no longer harvests, produces or sells peat moss or other growing media soil mixes. Hines received net proceeds of approximately $125,000 from the sale, which were used to pay down outstanding bank debt.

                  In connection with the sale of Sun Gro, the Canadian Customs & Revenue Authority ("CCRA") required that approximately $13,136 Canadian of the gross proceeds from the sale be withheld in an escrow account pending the determination of whether certain aspects of the sale were taxable for Canadian purposes. The proceeds withheld were not included in the initial measurement of the loss on the sale of Sun Gro. In 2002, the Company filed a tax return, submitted a tax payment of $8,219 Canadian from the escrow funds and submitted a claim for refund on the basis that the transaction is exempt from tax for Canadian purposes. The balance of the escrow funds of $4,917 Canadian was then remitted to us and was recorded in the fourth quarter of 2002 as an adjustment to the loss on the sale of Sun Gro. On September 30, 2003, the CCRA completed its assessment of our tax return in which it determined that the transaction was exempt from tax for Canadian purposes and issued a refund to us of all tax paid, plus accrued interest. Hines received the refund check of $8,663 Canadian on October 2, 2003 and recorded it in the third quarter of 2003 as an adjustment to the loss on the sale of Sun Gro.

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

4.       Earnings Per Share:
         -------------------

                  Earnings per share are calculated in accordance with Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings per Share," which requires the Company to report both basic earnings per share, based on the weighted-average number of common shares outstanding, and diluted earnings per share, based on the weighted-average number of common shares outstanding adjusted to include the potentially dilutive effect of outstanding stock options and warrants using the treasury method. For the nine months ended September 30, 2004, the incremental shares related to 440,000 warrants outstanding increased fully diluted shares by 63,501. For the three months ended September 30, 2004, the incremental shares related to 440,000 warrants outstanding were excluded from the computation of diluted earnings per share because they would have been anti-dilutive. Additionally, for the three and nine months ended September 30, 2004, shares related to the underlying employee stock options in the amount of 1,067,823 were excluded from the computation of diluted earnings per share because they would have been anti-dilutive.

5.       Stock-Based Compensation:
         -------------------------

                  In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, "Accounting for
         Stock-Based-Compensation-Transition and Disclosure-an Amendment of FASB

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

                                                           Nine months ended
                                                              September 30,
                                                           2004          2003
                                                       -----------   -----------
         Net income, as reported                       $   13,879    $  13,794
         Stock option expense                                (228)         (23)
                                                       -----------   ----------
         Pro forma net income                          $   13,651    $  13,771
                                                       ===========   ==========

         Net income per share:

         Basic - as reported                           $     0.63    $    0.62
                                                       ===========   ==========
         Basic - pro forma                             $     0.62    $    0.62
                                                       ===========   ==========

         Diluted - as reported                         $     0.63    $    0.62
                                                       ===========   ==========
         Diluted - pro forma                           $     0.62    $    0.62
                                                       ===========   ==========

                  The Company estimates the weighted average fair value of each stock option on the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                     September 30,
                                                   2004         2003
                                               ------------ ------------
         Dividend Yield                                 0%           0%
         Expected volatility                        61.08%       81.48%
         Risk-free interest rate                     3.90%        3.41%
         Expected life                           Six years    Six years

6.       Inventories:
         ------------

         Inventories consisted of the following:


                                   September 30,    December 31,
                                       2004             2003
                                    ---------        ---------

         Nursery stock              $156,870         $162,861
         Material and supplies        13,700           10,229
                                    ---------        ---------
                                    $170,570         $173,090
                                    =========        =========
7.       Goodwill:
         ---------

                  In connection with the Company's acquisition of Lovell Farms, the Company agreed, subject to various provisions in the purchase agreement, to make earn-out payments to the sellers of up to approximately $5,000 for fiscal 2001 if the purchased operations achieved certain performance thresholds. Although the Company determined that the thresholds were not met and no earn-out payment was required, as previously disclosed the sellers of Lovell Farms disputed the Company's determination and initiated arbitration proceedings against the Company. Going into the hearings, the sellers demanded that the arbitrator award $5,000 and payment of their attorney's fees and costs. An arbitration hearing regarding this matter was held in May 2004 and final determination was made by the arbitrator on July 26, 2004 awarding the sellers $947 and denying their request for reimbursement of attorney's fees and costs. The amount of this award has been accounted for by the Company as part of the purchase price associated with the acquisition and has resulted in an increase the Company's goodwill in the third quarter of 2004. Legal fees and other costs in connection with the arbitration have been expensed as incurred.

8.       Revolving Lines of Credit:
         --------------------------

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

                  The Senior Credit Facility requires Hines Nurseries and its subsidiaries to meet specific covenants and financial ratios, including a minimum fixed charge coverage test, a maximum leverage test and a maximum capital expenditure test. The Senior Credit Facility contains customary representations and warranties and customary events of default and other covenants. As of September 30, 2004, the Company was in compliance with all covenants.

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

                  BORROWING BASE. Availability of borrowings under the revolving facility are subject to a borrowing base consisting of the sum of (i) 85% of eligible accounts receivable plus (ii) the lesser of (x) up to 55% of eligible inventory or (y) 85% of the appraised net orderly liquidation value of eligible inventory. The Company must deliver borrowing base certificates and reports at least monthly. The borrowing base also may be subject to certain other adjustments and reserves to be determined by the agent. Eligible accounts receivable of both The Home Depot, the Company's largest customer, and Lowe's Companies, Inc., its second largest customer, may not exceed 30% of total eligible accounts receivable at any time. At September 30, 2004, the Company had $71,030 of available credit.

                  REPAYMENT. Under the terms of the Senior Credit Facility, amortization payments of $1,905 on the term loan are required at the end of each of its second, third and fourth fiscal quarters that began on June 30, 2004 and through the end of the term, with the full remaining balance payable on the last installment date. Subject to certain exceptions, 100% of the net cash proceeds the Company receives from certain asset dispositions and issuances of debt, 50% of the net cash proceeds the Company receives from issuances of equity and 25% of excess cash flow are required to be applied to repay the term loan facility and are to be applied on a pro rata basis to all remaining scheduled installments of the term loan facility. The Senior Credit Facility may also be voluntarily prepaid at any time without premium or penalty.

9.       Long-Term Debt:

                                                                   September 30,  December 31,
                                                                       2004          2003
                                                                     ---------     ---------
         Term loan at the bank's reference rate plus 2.25% or
         the LIBOR rate plus 3.25%. Interest rates were 5.14%
         and 4.44% at September 30, 2004 and December 31,
         2003, respectively                                          $ 36,190      $ 40,000

         Senior Notes, interest at 10.25% payable semi-annually
         on each April 1 and October 1, maturing
         on October 1, 2011                                           175,000       175,000

         Other obligations due at various dates through 2004                8            76
                                                                     ---------     ---------
                                                                      211,198       215,076

         Less current portion                                           5,722         5,789
                                                                     ---------     ---------
                          Total long-term debt                       $205,476      $209,287
                                                                     =========     =========

         SENIOR CREDIT FACILITY - TERM LOAN. Please see Note 7 above for the terms.

         SENIOR NOTES. On September 30, 2003, Hines Nurseries issued $175,000 of Senior Notes that mature on October 1, 2011. The Senior Notes bear interest at the rate of 10.25% per annum and will be payable semi-annually in arrears on each April 1 and October 1.

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

10.      Interest Rate Swap Agreement:
         -----------------------------

                  In May 2000, the Company entered into an interest rate swap agreement to hedge $75,000 of debt. The interest rate swap agreement effectively changes the Company's exposure on its variable-rate interest payments to fixed-rate interest payments (7.13%) based on the 3-month LIBOR rate in effect at the beginning of each quarterly period. Despite the debt refinancing, the interest rate swap agreement remains outstanding and matures in February 2005. The estimated fair value of the Company's obligation under the interest rate swap agreement was $1,916 at September 30, 2004.

11.      Comprehensive Income:
         ---------------------

                  Comprehensive income includes all changes in equity during a period except those resulting from investments by and distributions to the Company's shareholders. The Company's comprehensive income includes the amortization of the fair value of the interest rate agreement recognized upon adoption of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The components of comprehensive income during the three and nine months ended September 30, 2004 and 2003, were as follows:

                                                                    Three months ended          Nine months ended
                                                                       September 30,              September 30,
                                                                    2004          2003          2004         2003
                                                                  --------      --------      --------     --------
         Net (loss) income                                        $(3,726)      $(5,480)      $13,879      $13,794
         Amortization of interest rate swap agreement,
            net of tax of $0, $97, $0 and $291, respectively           --           140            --          420
         Loss on debt extinguishment, net of tax
            of $0, $552, $0 and $552, respectively                     --           795            --          795
                                                                  --------      --------      --------     --------
         Comprehensive (loss) income                              $(3,726)      $(4,545)      $13,879      $15,009
                                                                  ========      ========      ========     ========

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

                  The following condensed consolidating information shows (a) Hines Horticulture on a parent company basis only as the parent guarantor (carrying its investment in its subsidiaries under the equity method), (b) Hines Nurseries as the issuer, (c) Hines SGUS and Enviro-Safe as subsidiary guarantors, (d) eliminations necessary to arrive at the information for the parent guarantor and its direct and indirect subsidiaries on a consolidated basis and (e) the parent guarantor on a consolidated basis as follows:

         o Condensed consolidating balance sheets as of September 30, 2004 and December 31, 2003;
         o Condensed consolidating statements of operations for the nine and three months ended September 30, 2004 and 2003; and
         o Condensed consolidating statements of cash flows for the nine months ended September 30, 2004 and 2003.


                                               GUARANTOR / NON-GUARANTOR DISCLOSURES
                                               Condensed Consolidating Balance Sheet
                                                     As of September 30, 2004
                                                      (Dollars in thousands)
                                                            (Unaudited)


                                                          Hines
                                                       Horticulture       Hines
                                                         (Parent        Nurseries       Subsidiary                     Consolidated
                                                        Guarantor)       (Issuer)       Guarantors     Eliminations        Total
                                                        ----------      ----------      ----------      ----------      ----------
      ASSETS
      ------

Current assets:
   Cash                                                 $      --       $      --       $      --       $      --       $      --
   Accounts receivable, net                                    --          36,664             240              --          36,904
   Inventories                                                 --         170,134             436              --         170,570
   Prepaid expenses and other current assets                   --           2,186             537              --           2,723
                                                        ----------      ----------      ----------      ----------      ----------
                              Total current assets             --         208,984           1,213              --         210,197
                                                        ----------      ----------      ----------      ----------      ----------

Fixed assets, net                                              --         132,102              30              --         132,132
Deferred financing expenses, net                               --           9,328              --              --           9,328
Deferred income taxes                                       2,922          28,461              --         (19,149)         12,234
Goodwill                                                       --          43,926              --              --          43,926
Investments in subsidiaries                                71,519              --              --         (71,519)             --
                                                        ----------      ----------      ----------      ----------      ----------
                                                        $  74,441       $ 422,801       $   1,243       $ (90,668)      $ 407,817
                                                        ==========      ==========      ==========      ==========      ==========

   LIABILITIES AND SHAREHOLDERS' EQUITY
   ------------------------------------

Current liabilities:
   Accounts payable                                     $      --       $  14,709       $      56       $      --       $  14,765
   Accrued liabilities                                         --          11,286              --              --          11,286
   Accrued payroll and benefits                                --           9,689              --              --           9,689
   Accrued interest                                            --           9,377              --              --           9,377
   Interest rate swap agreement, current portion               --           1,916              --              --           1,916
   Long-term debt, current portion                             --           5,722              --              --           5,722
   Borrowings on revolving credit facility                     --           6,031              --              --           6,031
   Deferred income taxes                                       --          78,617              --          (3,786)         74,831
   Intercompany accounts                                    7,832          (7,832)             --              --              --
                                                        ----------      ----------      ----------      ----------      ----------
                         Total current liabilities          7,832         129,515              56          (3,786)        133,617
                                                        ----------      ----------      ----------      ----------      ----------

Long-term debt                                                 --         205,476              --              --         205,476
Deferred income taxes                                          --          15,363              --         (15,363)             --
Other liabilties                                               --           2,115              --              --           2,115
Shareholders' equity
   Common stock                                               221          16,981             990         (17,971)            221
   Additional paid-in capital                             128,781          21,362              --         (21,362)        128,781
   Retained earnings (deficit)                            (62,393)         31,989             197         (32,186)        (62,393)
                                                        ----------      ----------      ----------      ----------      ----------
                        Total shareholders' equity         66,609          70,332           1,187         (71,519)         66,609
                                                        ----------      ----------      ----------      ----------      ----------

                                                        $  74,441       $ 422,801       $   1,243       $ (90,668)      $ 407,817
                                                        ==========      ==========      ==========      ==========      ==========


                                        GUARANTOR / NON-GUARANTOR DISCLOSURES - (CONTINUED)
                                               Condensed Consolidating Balance Sheet
                                                      As of December 31, 2003
                                                      (Dollars in thousands)
                                                            (Unaudited)


                                                     Hines
                                                  Horticulture       Hines
                                                    (Parent        Nurseries       Subsidiary                    Consolidated
                                                   Guarantor)       (Issuer)       Guarantors     Eliminations       Total
                                                   ----------      ----------      ----------      ----------      ----------
       ASSETS
       ------

Current assets:
    Cash                                           $      --       $      --       $      --       $      --       $      --
    Accounts receivable, net                              --          23,361             363              --          23,724
    Inventories                                           --         172,626             464              --         173,090
    Prepaid expenses and other current assets             --           2,640             517              --           3,157
                                                   ----------      ----------      ----------      ----------      ----------
                         Total current assets             --         198,627           1,344              --         199,971
                                                   ----------      ----------      ----------      ----------      ----------

Fixed assets, net                                         --         136,399              36              --         136,435
Deferred financing expenses, net                          --          10,589              --              --          10,589
Deferred income taxes                                  2,922          28,461              --         (19,149)         12,234
Goodwill                                                  --          42,979              --              --          42,979
Investments in subsidiaries                           57,641              --              --         (57,641)             --
                                                   ----------      ----------      ----------      ----------      ----------
                                                   $  60,563       $ 417,055       $   1,380       $ (76,790)      $ 402,208
                                                   ==========      ==========      ==========      ==========      ==========

    LIABILITIES AND SHAREHOLDERS' EQUITY
    ------------------------------------

Current liabilities:
    Accounts payable                               $      --       $  10,099       $       5       $      --       $  10,104
    Accrued liabilities                                   --           9,061             173              --           9,234
    Accrued payroll and benefits                          --           6,971              --              --           6,971
    Accrued interest                                      --           5,073              --              --           5,073
     Interest rate swap agreement                         --           5,320              --              --           5,320
    Long-term debt, current portion                       --           5,789              --              --           5,789
    Borrowings on revolving credit facility               --          30,318              --              --          30,318
    Deferred income taxes                                 --          68,972              --          (3,786)         65,186
    Intercompany accounts                              7,832          (7,832)             --              --              --
                                                   ----------      ----------      ----------      ----------      ----------
                    Total current liabilities          7,832         133,771             178          (3,786)        137,995
                                                   ----------      ----------      ----------      ----------      ----------

Long-term debt                                            --         209,287              --              --         209,287
Deferred income taxes                                     --          15,363              --         (15,363)             --
Other liabilities                                         --           2,196              --              --           2,196
Shareholders' equity
    Common stock                                         221          16,981             990         (17,971)            221
    Additional paid-in capital                       128,781          21,362              --         (21,362)        128,781
    Retained earnings (deficit)                      (76,271)         18,095             212         (18,308)        (76,272)
                                                   ----------      ----------      ----------      ----------      ----------
                   Total shareholders' equity         52,731          56,438           1,202         (57,641)         52,730
                                                   ----------      ----------      ----------      ----------      ----------

                                                   $  60,563       $ 417,055       $   1,380       $ (76,790)      $ 402,208
                                                   ==========      ==========      ==========      ==========      ==========


                                         GUARANTOR / NON-GUARANTOR DISCLOSURES - CONTINUED
                                          Condensed Consolidating Statement of Operations
                                           For the nine months ended September 30, 2004
                                                      (Dollars in thousands)
                                                            (Unaudited)

                                                            Hines
                                                         Horticulture       Hines
                                                           (Parent        Nurseries       Subsidary                     Consolidated
                                                          Guarantor)       (Issuer)       Guarantors     Eliminations       Total
                                                          ----------      ----------      ----------      ----------      ----------
Sales, net                                                $      --       $ 291,972       $   1,247       $      --       $ 293,219
Cost of goods sold                                               --         145,833             903              --         146,736
                                                          ----------      ----------      ----------      ----------      ----------
    Gross Profit                                                 --         146,139             344              --         146,483
Operating expenses                                               --         104,472             365              --         104,837
                                                          ----------      ----------      ----------      ----------      ----------
    Operating income (loss)                                      --          41,667             (21)             --          41,646
                                                          ----------      ----------      ----------      ----------      ----------
Other expenses (income):
   Interest expense                                              --          20,186              --              --          20,186
   Interest rate swap agreement income                           --          (3,403)             --              --          (3,403)
   Amortization of deferred financing expenses, other       (13,879)          1,339              --          13,879           1,339
                                                          ----------      ----------      ----------      ----------      ----------
                                                            (13,879)         18,122              --          13,879          18,122
                                                          ----------      ----------      ----------      ----------      ----------
Income (loss) before income taxes                            13,879          23,545             (21)        (13,879)         23,524
Income tax provision                                             --           9,651              (6)             --           9,645
                                                          ----------      ----------      ----------      ----------      ----------
Net income (loss)                                         $  13,879       $  13,894       $     (15)      $ (13,879)      $  13,879
                                                          ==========      ==========      ==========      ==========      ==========


                                         GUARANTOR / NON-GUARANTOR DISCLOSURES - CONTINUED
                                          Condensed Consolidating Statement of Operations
                                           For the nine months ended September 30, 2003
                                                      (Dollars in thousands)
                                                            (Unaudited)

                                                            Hines
                                                         Horticulture       Hines
                                                           (Parent        Nurseries      Subsidiary                     Consolidated
                                                          Guarantor)       (Issuer)       Guarantor     Eliminations       Total
                                                          ----------      ----------      ----------     ----------      ----------
Sales, net                                                $      --       $ 299,216       $   1,180      $      --       $ 300,396
Cost of goods sold                                               --         146,391             770             --         147,161
                                                          ----------      ----------      ----------     ----------      ----------
    Gross Profit                                                 --         152,825             410             --         153,235
Operating expenses                                               --         106,751             372             --         107,123
                                                          ----------      ----------      ----------     ----------      ----------
    Operating income                                             --          46,074              38             --          46,112
                                                          ----------      ----------      ----------     ----------      ----------
Other expenses (income):
   Interest expense                                              --          18,466              --             --          18,466
   Loss on debt extinguishment                                   --           9,235              --             --           9,235
   Interest rate swap agreement income                           --          (1,496)             --             --          (1,496)
   Amortization of deferred financing expenses, other       (13,794)          3,328              --         13,794           3,328
                                                          ----------      ----------      ----------     ----------      ----------
                                                            (13,794)         29,533              --         13,794          29,533
                                                          ----------      ----------      ----------     ----------      ----------
Income (loss) before income taxes                            13,794          16,541              38        (13,794)         16,579
Income tax provision                                             --           6,788              10             --           6,798
                                                          ----------      ----------      ----------     ----------      ----------
Income from continuing operations                            13,794           9,753              28        (13,794)          9,781
Income from discontinued operations                              --           4,013              --             --           4,013
                                                          ----------      ----------      ----------     ----------      ----------
Net income (loss)                                            13,794          13,766              28        (13,794)         13,794
                                                          ==========      ==========      ==========     ==========      ==========


                                         GUARANTOR / NON-GUARANTOR DISCLOSURES - CONTINUED
                                          Condensed Consolidating Statement of Operations
                                           For the three months ended September 30, 2004
                                                      (Dollars in thousands)
                                                            (Unaudited)

                                                            Hines
                                                         Horticulture      Hines
                                                           (Parent       Nurseries      Subsidiary                   Consolidated
                                                          Guarantor)      (Issuer)       Guarantor    Eliminations       Total
                                                           ---------      ---------      ---------      ---------      ---------
Sales, net                                                 $     --       $ 51,518       $    230       $     --       $ 51,748
Cost of goods sold                                               --         27,978            242             --         28,220
                                                           ---------      ---------      ---------      ---------      ---------
    Gross Profit                                                 --         23,540            (12)            --         23,528
Operating expenses                                               --         23,769            107             --         23,876
                                                           ---------      ---------      ---------      ---------      ---------
    Operating loss                                               --           (229)          (119)            --           (348)
                                                           ---------      ---------      ---------      ---------      ---------
Other expenses (income):
   Interest expense                                              --          6,602             --             --          6,602
   Interest rate swap agreement income                           --         (1,080)            --             --         (1,080)
   Amortization of deferred financing expenses, other         3,726            445             --         (3,726)           445
                                                           ---------      ---------      ---------      ---------      ---------
                                                              3,726          5,967             --         (3,726)         5,967
                                                           ---------      ---------      ---------      ---------      ---------
(Loss) income before income taxes                            (3,726)        (6,196)          (119)         3,726         (6,315)
Income tax benefit                                               --         (2,543)           (46)            --         (2,589)
                                                           ---------      ---------      ---------      ---------      ---------
Net (loss) income                                          $ (3,726)      $ (3,653)      $    (73)      $  3,726       $ (3,726)
                                                           =========      =========      =========      =========      =========


                                         GUARANTOR / NON-GUARANTOR DISCLOSURES - CONTINUED
                                          Condensed Consolidating Statement of Operations
                                           For the three months ended September 30, 2003
                                                      (Dollars in thousands)
                                                            (Unaudited)

                                                             Hines
                                                         Horticulture      Hines
                                                            (Parent      Nurseries      Subsidiary                   Consolidated
                                                           Guarantor)     (Issuer)       Guarantor    Eliminations       Total
                                                           ---------      ---------      ---------      ---------      ---------
Sales, net                                                 $     --       $ 51,567       $    225       $     --       $ 51,792
Cost of goods sold                                               --         27,784            155             --         27,939
                                                           ---------      ---------      ---------      ---------      ---------
    Gross Profit                                                 --         23,783             70             --         23,853
Operating expenses                                               --         24,610            128             --         24,738
                                                           ---------      ---------      ---------      ---------      ---------
    Operating loss                                               --           (827)           (58)            --           (885)
                                                           ---------      ---------      ---------      ---------      ---------
Other expenses (income):
   Interest expense                                              --          5,730             --             --          5,730
   Loss on debt extinguishment                                   --          9,235             --             --          9,235
   Interest rate swap agreement income                           --           (852)            --             --           (852)
   Amortization of deferred financing expenses, other         5,480          1,140             --         (5,480)         1,140
                                                           ---------      ---------      ---------      ---------      ---------
                                                              5,480         15,253             --         (5,480)        15,253
                                                           ---------      ---------      ---------      ---------      ---------
(Loss) income before income taxes                            (5,480)       (16,080)           (58)         5,480        (16,138)
Income tax benefit                                               --         (6,618)           (27)            --         (6,645)
                                                           ---------      ---------      ---------      ---------      ---------
Loss from continuing operations                            $ (5,480)      $ (9,462)      $    (31)      $  5,480       $ (9,493)
Income from discontinued operations                              --          4,013             --             --          4,013
                                                           ---------      ---------      ---------      ---------      ---------
Net (loss) income                                          $ (5,480)      $ (5,449)      $    (31)      $  5,480       $ (5,480)
                                                           =========      =========      =========      =========      =========


                                         GUARANTOR / NON-GUARANTOR DISCLOSURES - CONTINUED
                                          Condensed Consolidating Statement of Cash Flows
                                           For the nine months ended September 30, 2004
                                                      (Dollars in thousands)
                                                            (Unaudited)

                                                     Hines
                                                  Horticulture    Hines
                                                    (Parent      Nurseries     Subsidiary                 Consolidated
                                                   Guarantor)    (Issuer)       Guarantor   Eliminations      Total
                                                   ---------     ---------      ---------     ---------     ---------
Cash provided by operating activities              $     --      $ 32,828       $     --      $     --      $ 32,828
                                                   ---------     ---------      ---------     ---------     ---------

Cash flows from investing activities:
    Purchase of fixed assets                             --        (3,762)            --            --        (3,762)
    Acquisitions, adjusted                               --          (947)            --            --          (947)
    Leasehold incentive proceeds                         --           125             --            --           125
                                                   ---------     ---------      ---------     ---------     ---------
       Net cash used in investing activities:            --        (4,584)            --            --        (4,584)
                                                   ---------     ---------      ---------     ---------     ---------

Cash flows from financing activities:
    Repayments on revovling line of credit               --       (24,287)            --            --       (24,287)
    Repayments of long-term debt                         --        (3,878)            --            --        (3,878)
    Deferred financing costs                             --           (79)            --            --           (79)
                                                   ---------     ---------      ---------     ---------     ---------
       Net cash used in financing activities             --       (28,244)            --            --       (28,244)
                                                   ---------     ---------      ---------     ---------     ---------

Net change in cash                                       --            --             --            --            --
Cash, beginning of year                                  --            --             --            --            --
                                                   ---------     ---------      ---------     ---------     ---------
Cash, end of year                                  $     --      $     --       $     --      $     --      $     --
                                                   =========     =========      =========     =========     =========


                                         GUARANTOR / NON-GUARANTOR DISCLOSURES - CONTINUED
                                          Condensed Consolidating Statement of Cash Flows
                                           For the nine months ended September 30, 2003
                                                      (Dollars in thousands)
                                                            (Unaudited)

                                                                 Hines
                                                              Horticulture     Hines
                                                                (Parent      Nurseries      Subsidiary                  Consolidated
                                                               Guarantor)     (Issuer)       Guarantor   Eliminations       Total
                                                               ---------     ----------      ---------     ---------     ----------
Cash provided by operating activities                          $     --      $  30,042       $     --      $     --      $  30,042
                                                               ---------     ----------      ---------     ---------     ----------

Cash flows from investing activities:
    Purchase of fixed assets                                         --         (4,173)            --            --         (4,173)
    Payments on sale of discontinued operations                      --           (500)            --            --           (500)
    Leasehold incentive proceeds                                     --          1,150             --            --          1,150
                                                               ---------     ----------      ---------     ---------     ----------
       Net cash used in investing activities:                        --         (3,523)            --            --         (3,523)
                                                               ---------     ----------      ---------     ---------     ----------

Cash flows from financing activities:
    Repayments on revovling line of credit                           --        (45,352)            --            --        (45,352)
    Proceeds from the issuance of long-term debt                     --        215,000             --            --        215,000
    Repayments of long-term debt                                     --       (180,533)            --            --       (180,533)
    Deferred financing costs                                         --        (10,101)            --            --        (10,101)
    Penalty on early payment of Senior Subordinated Notes            --         (5,533)            --            --         (5,533)
                                                               ---------     ----------      ---------     ---------     ----------
       Net cash used in financing activities                         --        (26,519)            --            --        (26,519)
                                                               ---------     ----------      ---------     ---------     ----------

Net change in cash                                                   --             --             --            --             --
Cash, beginning of year                                              --             --             --            --             --
                                                               ---------     ----------      ---------     ---------     ----------
Cash, end of year                                              $     --      $      --       $     --      $     --      $      --
                                                               =========     ==========      =========     =========     ==========

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

         On September 30, 2003, we closed a refinancing plan, which we refer to as the "Refinancing," which included the issuance by our wholly owned subsidiary, Hines Nurseries, of $175.0 million principal amount of 10.25% Senior Notes due 2011 and amending and restating our senior credit facility, which, as amended, we refer to as our "Senior Credit Facility". The Senior Credit Facility has a term of five years and consists of a $145.0 million revolving facility, with availability subject to a borrowing base, and a $40.0 million term loan facility. Borrowings under the Senior Credit Facility are collateralized by substantially all of our assets. The net proceeds from the Refinancing were used to refinance all borrowings under our prior credit facility and to redeem all of Hines Nurseries' then outstanding 12.75% Senior Subordinated Notes due 2005.

         DISCONTINUED OPERATIONS

         In March 2002, we completed the sale of Sun Gro Horticulture, which we refer to as "Sun Gro", to a newly established Canadian income fund. We received net proceeds of approximately $125.0 million from the sale, which includes the tax refunds from the Canadian Customs & Revenue Authority recorded in the fourth quarter of 2002 and the third quarter of 2003, the majority of which were used to pay down outstanding indebtedness. As a result of the sale of Sun Gro, we no longer harvest or produce peat moss or other growing soil mixes.

         LOVELL FARMS ARBITRATION SETTLEMENT

         In connection with the acquisition of Lovell Farms, we agreed, subject to various provisions in the purchase agreement, to make earn-out payments to the sellers ("Claimants") of up to approximately $5.0 million for fiscal 2001 if certain performance thresholds were met. We determined that the thresholds were not met and that no earn-out payment be made. In response to this decision, the Claimants initiated arbitration proceedings, which concluded in May 2004. Going into the hearings, the Claimants demanded that the arbitrator award $5.0 million and payment of their attorney's fees and costs. A final determination was made on July 26, 2004 awarding the Claimants $0.9 million and denying their request for attorney's fees and costs. Payment of the $0.9 million increased our goodwill during the third quarter of 2004. Legal defense fees and other costs incurred in connection with the arbitration of $0.5 million have been expensed during the nine month period ended September 30, 2004.

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

         Although the use of the cash method of accounting for federal income taxes defers the payment of federal income taxes, the deferral of such taxes produces a current liability for accounting purposes. At September 30, 2004, we had a current liability for deferred income taxes of $74.8 million. The liability is deemed current for accounting purposes because the majority of the items to which this liability relates are comprised of current assets and current liabilities in our balance sheet (such as inventory, accounts receivable and accounts payable). The classification of this liability as a current item, however, does not mean that it is required to be paid within the next twelve months.

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

         RECENT EVENTS

         On September 20, 2004 we announced that our Forest Grove, Oregon facility had suspended the shipment of all plant material known capable of carrying PHYTOPHTHORA RAMORUM, also know as Sudden Oak Death ("SOD"), as a result of receiving notification from the U.S. Department of Agriculture ("USDA") that a routine inspection had resulted in a positive detection of the pathogen. Total net sales from our Oregon facility of SOD capable host and associated host plants, represented less than 1.0% of our net sales for the past twelve months.



RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2003

         NET SALES. Net sales of $51.7 million for the three months ended September 30, 2004 decreased $0.1 million, or 0.1%, from net sales of $51.8 million for the comparable period in 2003. Net sales in the Sunbelt markets increased $2.9 million as strong spring-like demand continued into July as a result of favorable weather and the Company's continued focus on the merchandising of its products. Third quarter shrub sales in these regions also benefited from a successful joint marketing effort with a major customer.

         Net sales in the Southeast for the three months ended September 30, 2004 declined $2.0 million compared to the same period a year ago mainly as a result of hurricanes Charley, Frances, Ivan, and Jeanne. All four major hurricanes made landfall at a distance of approximately 100 miles or more from our Miami facility, which resulted in little or no damage to our inventory and facilities. However, the hurricanes did force our facility to temporarily shutdown for several days during the quarter and considerably reduced consumer demand for our products throughout the entire region.

         Net sales throughout the rest of the country declined $1.0 million compared to a year ago as a result of overcapacity in the market from recent nursery liquidations and gardening retailer bankruptcies.

         GROSS PROFIT. Gross profit of $23.5 million for the three months ended September 30, 2004 decreased $0.3 million, or 1.4%, from gross profit of $23.9 million for the comparable period in 2003. As a percentage of net sales, gross profit for the quarter declined to 45.5% from 46.1% for the three months ended September 30, 2003. The decline in gross profit and gross profit margin was mainly due to increased scrap levels at our Miami facility as a result of the lower demand caused by the four major hurricanes that impacted the Southeast region.

          SELLING AND DISTRIBUTION EXPENSES. Selling and distribution expenses of $18.5 million for the three months ended September 30, 2004 decreased $0.3 million, or 1.4%, from $18.8 million for the comparable period in 2003. Selling expenses for the quarter increased $0.8 million mainly as a result of increased merchandising efforts. Distribution expense declined $1.1 million mainly due to fewer sales. However, as a percentage of net sales, distribution expenses for the three months ended September 30, 2004 improved to 22.4% from 24.4% for the same period in 2003 as a result of improved logistics and better payload management.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses of $5.4 million for the three months ended September 30, 2004 decreased $0.4 million, or 6.8%, from $5.8 million for the comparable period in 2003 as management continued to focus on controlling costs.

         OTHER OPERATING EXPENSES. There were no significant other operating expenses to report in the third quarter of 2004.

         OPERATING LOSS. Operating loss of $0.3 million for the three months ended September 30, 2004 decreased by $0.5 million, or 60.7%, from $0.9 million for the comparable period in 2003. The improvement in operating loss was mainly due to lower distribution expenses and general and administrative expenses, as discussed above.

         OTHER EXPENSES. Other expenses of $6.0 million for the three months ended September 30, 2004 decreased $9.3 million, or 60.9%, from $15.3 million for the comparable period in 2003. The decrease in other expenses was mainly due to the $9.2 million loss on debt extinguishment recognized during the third quarter of 2003 as a result of our Refinancing.

         INCOME TAX PROVISION. Our effective income tax rate was approximately 41% for the three months ended September 30, 2004 and 2003.

         INCOME FROM DISCONTINUED OPERATIONS. Income from discontinued operations of $4.0 million for the three months ended September 30, 2003, represents the after-tax portion of the $6.3 million received as a result of collecting the receivable for withheld Canadian income taxes from the Canadian government. The $6.3 million received included the collection of the $5.1 million receivable for previously withheld Canadian income taxes and $1.2 million due to the favorable exchange rate at the time the receivable was collected.

          NET LOSS. Net loss of $3.7 million for the three months ended September 30, 2004 decreased by $1.8 million, or 32.0%, from a net loss of $5.5 million for the comparable period in 2003 as a result of the decline in other expenses partially offset by the decline in income from discontinued operations, as discussed above.

NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2003

         NET SALES. Net sales of $293.2 million for the nine months ended September 30, 2004 decreased by $7.2 million, or 2.4%, from $300.4 million for the comparable period in 2003. We began the year with strong sales of color plants and shrubs in the Sunbelt markets primarily as a result of favorable weather and our new market strategy. However, net sales slowed at the end of the first quarter as the gardening retailers continued their recent trend of better managing inventory levels by reducing pre-spring stocking orders.

         Net sales during the second quarter started strong as spring arrived throughout the country and as the gardening retailers began to rebuild their inventory levels. However, as the quarter progressed net sales began to significantly decline as a result of reduced demand for perennials and bedding plants in the Midwest, Mid-Atlantic and Southeast. The decline in demand resulted mainly from unfavorable weather in the Midwest and Mid-Atlantic and competitive pressure from other growers during the middle-to-late parts of spring.

         Net sales for the third quarter started strong as spring-like demand continued into July. However, the impact in the Southeast region of the four major hurricanes over a six-week period ended up offsetting our strong performance in the Sunbelt markets and significantly hindered our sales recovery strategy in the third quarter.

         GROSS PROFIT. Gross profit of $146.5 million for the nine months ended September 30, 2004 decreased by $6.8 million, or 4.4%, from $153.2 million for the comparable period in 2003. As a percentage of net sales, gross profit for the period decreased to 50.0% compared to 51.0% in 2003. The decline in gross profit and gross profit margin was mainly due to the decline in net sales, which mainly resulted from lower demand and unfavorable weather in the second quarter and the impact of the four major hurricanes during the third quarter. We also experienced increased scrap rates at our Miami facility during the third quarter.

          SELLING AND DISTRIBUTION EXPENSES. Selling and distribution expenses of $86.9 million for the nine months ended September 30, 2004 decreased by $1.0 million, or 1.2%, from $87.9 million for the comparable period in 2003. Selling expense for the nine-month period increased $1.7 million to $27.6 million mainly as a result of increased merchandising efforts at our customers' store locations. Distribution expenses improved to $59.4 million, or 20.2% of net sales, compared to $62.1 million, or 20.7% of net sales, for the comparable period in 2003. Improved logistics, increased payloads and better carrier relations have successfully offset rising fuel costs and increased common carrier charges resulting from new trucking regulations.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses of $17.4 million for the nine months ended September 30, 2004 decreased by $0.2 million, or 1.0%, from $17.6 million for the comparable period in 2003 as management continued to focus on controlling costs.

         OTHER OPERATING EXPENSES. Other operating expenses of $0.5 million for the nine months ended September 30, 2004 decreased $1.1 million from $1.6 million for the comparable period in 2003. The decline was due to severance costs associated with the resignation of our former Chief Executive Officer in February of 2003, offset by legal fees of $0.5 million incurred as a result of the Lovell Farms Arbitration Settlement.

         OPERATING INCOME. Operating income of $41.6 million for the nine months ended September 30, 2004 decreased by $4.5 million, or 9.7%, from $46.1 million for the comparable period in 2003. The decline in operating income was mainly due to the decrease in net sales and gross profit, as discussed above.

         OTHER EXPENSES. Other expenses of $18.1 million for the nine months ended September 30, 2004 decreased $11.4 million, or 38.6%, from $29.5 million for the comparable period in 2003. The decline in other expenses was mainly due to the $9.2 million loss on debt extinguishment recognized during the third quarter of 2003 as a result of our Refinancing. The improvement was also due to the impact of the mark to market adjustment on our interest rate swap and a decline in the amortization of deferred financing expenses of $2.0 million, partially offset by higher interest expense. For the nine months ended September 30, 2004, the mark to market adjustment amounted to income of $3.4 million compared with income of $1.5 million for the same period a year ago. Interest expense increased to $20.2 million from $18.5 million a year ago due to our Refinancing, which shifted more of our revolving debt to higher interest rate fixed-term instruments in order to increase availability under our new revolving credit facility.

         INCOME TAX PROVISION. Our effective income tax rate was approximately 41% for the nine months ended September 30, 2004 and 2003.

         INCOME FROM DISCONTINUED OPERATIONS. Income from discontinued operations of $4.0 million for the nine months ended September 30, 2003, represents the after-tax portion of the $6.3 million received as a result of collecting the receivable for withheld Canadian income taxes from the Canadian government. The $6.3 million received included the collection of the $5.1 million receivable for previously withheld Canadian income taxes and $1.2 million due to the favorable exchange rate at the time the receivable was collected.

         NET INCOME. Net income of $13.9 million for the nine months ended September 30, 2004 increased by $0.1 million, or 0.6%, from $13.8 million for the comparable period in 2003 as a result of the improvements in other expenses, partially offset by the decline in operating income, as discussed above.

         LIQUIDITY AND CAPITAL RESOURCES

         Our primary sources of liquidity are funds generated by operations and borrowings under our Senior Credit Facility. Our Senior Credit Facility expires in 2008 and consists of a revolving facility with availability of up to $145.0 million (subject to certain borrowing base limits) and a term loan facility of up to $40.0 million. At September 30, 2004, we were in compliance with all of our debt covenants.

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

         Net cash provided by operating activities was $32.8 million for the nine months ended September 30, 2004 compared to $30.0 million for the comparable period in 2003 mainly due to the change in timing of our semi-annual interest payment of $9.0 million, which will be paid during the fourth quarter. Interest payments on our previously outstanding 12.75% senior subordinated notes amounted to $7.4 million during the third quarter of 2003.

         Net cash used in investing activities was $4.6 million for the nine months ended September 30, 2004 compared to $3.5 million for the comparable period in 2003 mainly due to the $1.0 million of leasehold incentives received in accordance with our Irvine lease agreement during the third quarter of 2003.

         Our capital expenditures were $3.8 million for the nine months ended September 30, 2004 compared to capital expenditures of $4.2 million for the nine months ended September 30, 2003. The capital expenditures for the nine months ended September 30, 2004 primarily included the purchase of nursery related machinery and equipment. We currently expect that our total capital expenditures for 2004 will be approximately $6.5 million.

         Net cash used in financing activities was $28.2 million for the nine months ended September 30, 2004 compared to $26.5 million for the comparable period in 2003. The increase in cash used in financing activities was primarily related to the impact of our Refinancing. As part of the Refinancing, proceeds from the issuance of new debt helped to offset the repayments of existing debt, the payment of deferred financing fees and the early redemption premium on the previously outstanding 12.75% senior subordinated notes.

         We typically draw down our revolving credit facilities in the first and fourth quarters to fund our seasonal inventory buildup and seasonal operating expenses. Based upon 2003, approximately 73% of our sales occur in the first half of the year, generally allowing us to reduce borrowing under our revolving credit facilities in the second and third quarters. On September 30, 2004, we had $6.0 million of borrowings under our working capital revolver, resulting in unused borrowing capacity of approximately $71.0 million after applying the borrowing base limitations and letters of credits to our available borrowings.

         At September 30, 2004, we had total outstanding indebtedness of $217.2 million.

         We do not have any off balance sheet financing or any financial arrangements with related parties, other than operating leases. The following table discloses aggregate information about our contractual obligations and commercial commitments as of September 30, 2004.

                                                                     PAYMENTS DUE BY PERIOD
                                                   -------------------------------------------------------------
                                                     Less than        (DOLLARS IN MILLIONS)           After
     Contractual Cash Obligations      Total          1 year        1-3 years       4-5 years        5 years
                                   --------------- -------------- --------------- --------------  --------------
Term Loan .........................          36.2            5.7            17.2           13.3               -
10.25% Senior Notes................         175.0              -               -              -           175.0
Revolving Facility.................           6.0            6.0               -              -               -
Operating Leases...................          19.3            4.5             7.2            7.6
                                   --------------- -------------- --------------- --------------  --------------
Total                              $        236.5  $        16.2  $         24.4  $        20.9   $       175.0
                                   =============== ============== =============== ==============  ==============

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

         GUARANTEES; COLLATERAL. Obligations under the Senior Credit Facility are guaranteed by Hines Horticulture and any of our domestic subsidiaries that are not borrowers under the new credit facility. Borrowings under the Senior Credit Facility are collateralized by substantially all of our assets.

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

         The Senior Credit Facility requires Hines Nurseries and its subsidiaries to meet specific covenants and financial ratios, including a minimum fixed charge coverage test, a maximum leverage test and a maximum capital expenditure test. The new Senior Credit Facility contains customary representations and warranties and customary events of default and other covenants. As of September 30, 2004, we were in compliance with all covenants.

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

         REPAYMENT. Amortization payments of $1.9 million on the term loan are required at the end of our second, third and fourth fiscal quarters that began on June 30, 2004 and through the end of the term, with the full remaining balance payable on the last installment date. Subject to certain exceptions, 100% of the net cash proceeds we receive from certain asset dispositions and issuances of debt, 50% of the net cash proceeds we receive from issuances of equity and 25% of excess cash flow are required to be applied to repay the term loan facility and are to be applied on a pro rata basis to all scheduled installments of the term loan facility. The Senior Credit Facility may also be voluntarily prepaid at any time without premium or penalty.

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

         We have various debt instruments outstanding at September 30, 2004 that are impacted by changes in interest rates. As a means of managing our interest rate risk on variable-rate debt, we entered into the interest rate swap agreement described below to effectively convert certain variable rate debt obligations to fixed rate obligations.

         In May 2000, we entered into an interest rate swap agreement to hedge $75.0 million of debt. The interest rate swap agreement effectively changes our exposure on the variable-rate interest payments to fixed-rate interest payments (7.13%) based on the 3-month LIBOR rate in effect at the beginning of each quarterly period. The estimated fair value of our obligation under the interest rate swap agreement was $1.9 million at September 30, 2004. The interest rate swap agreement remains outstanding and matures in February 2005.

         We also manage our interest rate risk by balancing the amount of our fixed and variable long-term debt. For fixed-rate debt, interest rate changes affect the fair market value of such debt but do not impact earnings or cash flows. Conversely, for variable-rate debt, interest rate changes generally do not affect the fair market value of such debt but do impact future earnings and cash flows, assuming other factors are held constant. At September 30, 2004 the carrying amount and estimated fair value of our long-term debt was $217.2 million and $227.7 million, respectively. Given the current balance of our fixed rate and variable rate debt, we estimate a change in interest costs of approximately $0.3 million for every one-percentage point change in applicable interest rates. Without considering the fixed interest rate provided by our swap agreement, which expires at the end of February of 2005, we estimate a change in interest costs of approximately $0.4 million for every one-percentage point change in applicable interest rates.

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

         In connection with the Company's acquisition of Lovell Farms, the Company agreed, subject to various provisions in the purchase agreement, to make earn-out payments to the sellers of up to approximately $5.0 million for fiscal 2001 if the purchased operations achieved certain performance thresholds. Although the Company determined that the thresholds were not met and no earn-out payment was required, as previously disclosed the sellers of Lovell Farms disputed the Company's determination and initiated arbitration proceedings against the Company. Going into the hearings, the sellers demanded that the arbitrator award $5.0 million and payment of their attorney's fees and costs. An arbitration hearing regarding this matter was held in May 2004 and final determination was made by the arbitrator on July 26, 2004 awarding the sellers $0.9 million and denying their request for reimbursement of attorney's fees and costs. The amount of this award has been accounted for by the Company as part of the purchase price associated with the acquisition and has resulted in an increase the Company's goodwill in the third quarter of 2004. Legal fees and other costs in connection with the arbitration have been expensed as incurred.


ITEM 6.  EXHIBITS

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

Date:  November 12, 2004