Form 10-K
period 2004-12-31
HINES HORTICULTURE INC
filed 2005-03-23
CIK 1003515

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              ____________________

                                    FORM 10-K
(MARK ONE)
   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM _______________ TO _______________

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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

         As of June 30, 2004, the aggregate market value of the registrant's voting common stock held by non-affiliates of the registrant was approximately $46.4 million.

         As of March 21, 2005, there were 22,072,549 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant's Proxy Statement prepared in connection with the 2005 Annual Meeting of Stockholders are incorporated in Part III hereof by reference.

                                  HINES HORTICULTURE, INC.

                                     TABLE OF CONTENTS

                                                                                       PAGE
                                                                                        NO.
                                                                                       ----

                                           PART I
                                           ------
ITEM 1.    BUSINESS......................................................................1
ITEM 2.    PROPERTIES....................................................................5
ITEM 3.    LEGAL PROCEEDINGS.............................................................6
ITEM 4     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........................6

                                          PART II
                                          -------

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
              MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES..........................7
ITEM 6.    SELECTED FINANCIAL DATA.......................................................8
ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS......................................................10
ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...................26
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..................................27
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
             AND FINANCIAL DISCLOSURE...................................................28
ITEM 9A.   CONTROLS AND PROCEDURES......................................................28
ITEM 9B.   OTHER INFORMATION............................................................28

                                          PART III
                                          --------

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...........................29
ITEM 11.   EXECUTIVE COMPENSATION.......................................................29
ITEM 12    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
             RELATED STOCKHOLDER MATTERS................................................29
ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...............................29
ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES.......................................29

                                          PART IV
                                          -------

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES......................................29

SIGNATURES..............................................................................32

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

     Hines Horticulture, Inc.'s estimated or anticipated future results, products and service performance or other non-historical facts are forward-looking and reflect our management's current perspective of existing trends and information. These statements involve risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, among others, the continued ability of Hines Horticulture, Inc. to access water, the impact of growing conditions, risks associated with customer concentration, adverse weather conditions, seasonality, government regulations, loss of key employees, general economic conditions, general agricultural risks including risks associated with plant disease and pests and sudden oak death, increases in operating costs, the impact of competition, the ability to obtain future financing or to satisfy payment obligations under existing financing, limitations of Hines Horticulture, Inc.'s substantial leverage and debt restrictions and other risks and uncertainties described from time to time in Hines Horticulture, Inc.'s Securities and Exchange Commission filings.

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

     We assume no obligation to update any of the forward looking statements after the date of the Form 10-K.

     We maintain an Internet website at http://www.hineshorticulture.com (this uniform resource locator, or URL, is an inactive textual reference only and is not intended to incorporate our website into this Form 10-K). We file our reports with the Securities and Exchange Commission (the "SEC") and make available, free of charge, on or through this website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy and information statements and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our reports filed with, or furnished to, the SEC are also available directly at the SEC's website at http://www.sec.gov.

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


                                     PART I
                                     ------

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

     Hines is a leading national supplier of ornamental shrubs, color plants and container-grown plants with 13 commercial nursery facilities located in Arizona, California, Florida, Georgia, New York, Oregon, Pennsylvania, South Carolina and Texas. Hines markets its products to retail and commercial customers throughout the United States and Canada. Hines produces approximately 4,900 varieties of ornamental shrubs and color plants. Hines sells to more than 2,000 retail and commercial customers, representing more than 8,700 outlets throughout the United States and Canada.

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

HISTORY

  OWNERSHIP

     James W. Hines Sr. in San Gabriel, California founded Hines in 1920. Hines was a family owned business until its acquisition by the Weyerhauser Company in 1976. Hines was sold in 1990 to a private investment group and certain members of our management. In August 1995, Hines was acquired by Madison Dearborn Capital Partners, L.P. ("MDCP"), a private equity investment firm and certain members of our management. On June 22, 1998, Hines completed an initial public offering of 5.1 million shares of its Common Stock.

  ACQUISITIONS

     Hines has completed a number of acquisitions since 1994 to expand and diversify its operations, which complement the Company's existing operations and enhance its current product offerings.

     The following table sets forth information with respect to these acquisitions exclusive of the acquisitions related to Sun Gro:

                 ACQUIRED
DATE             COMPANY          PURCHASE PRICE      LOCATION                      PRINCIPAL PRODUCTS
---------------------------------------------------------------------------------------------------------------------
March 2000       Lovell Farms     $100.9 million      Florida and Georgia           Color bedding plants

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

December 1997    Bryfogle's       $19.0 million       Pennsylvania                  Color bedding plants

October 1997     Pacific Color    $1.7 million        California                    Color bedding plants

November 1996    Flynn            $11.7 million       California                    Ornamental plants and
                                                                                    flowering color plants

August 1996      Iverson          $10.3 million       South Carolina                Perennial flowers and plants

January 1995     OGP              $17.6 million       Oregon                        Ornamental, cold-tolerant
                                                                                    plants and flowering color plants
---------------------------------------------------------------------------------------------------------------------

     We have not completed any acquisitions since March 2000.

BUSINESS OVERVIEW

     Hines is one of the largest commercial nursery operations in North America, producing one of the broadest assortments of container-grown plants in the industry. Hines sells its green goods primarily to the retail segment which includes the premium independent garden centers, as well as the leading home centers and mass merchandisers, such as The Home Depot, Lowe's, Wal-Mart and Target.

     Hines produces and markets approximately 4,900 varieties of ornamental, container-grown plants grown primarily for outdoor use, most of which are sold under its Hines Nurseries(TM) and Iverson(TM) trade names. The Company grows most of its product categories at several of its nurseries. However, the Company emphasizes certain product categories at particular nurseries depending on the growing climate conducive to a particular product and on regional customer needs. Most of Hines' revenues fall into the following variety categories for the years ended December 31:

PRODUCT CATEGORY           REPRESENTATIVE PRODUCTS                           2004        2003       2002
-------------------------- --------------------------------------------- ----------- ----------- ----------
Evergreens
   Broadleafs              Azalea, boxwood, camellia, euonymous, holly          24%         21%        21%

   Conifers                Pines, spruce, junipers                               7%          7%         7%

Deciduous Plants           Barberry, dogwood, forsythia, spirea                  8%          7%         7%

Flowering Color Plants     Perennials, Annual bedding plants,
                               Tropical flowering plants, bulbs                 54%         60%        59%

Other                      Ferns, trees                                          7%          5%         6%

                                                                         ----------- ----------- ----------
                                                                               100%        100%       100%
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

     CUSTOMERS. Our retail customers include home centers, mass merchandisers, independent garden centers and garden center chains. The following table sets forth the estimated percentage of Hines' net sales by customer type for the period indicated:

                                                     YEARS ENDED DECEMBER 31,
                                                  ----------------------------
                CUSTOMER TYPE                      2004       2003       2002
                -------------                      ----       ----       ----

Home centers..................................      63%        63%        64%
Mass merchandisers............................      16         17         17
Independent garden centers....................      11         10         10
Garden center chains..........................       4          5          5
Re-wholesalers................................       4          4          3
Landscapers and others........................       2          1          1
                                                  ------     ------     ------

           Total..............................     100%       100%       100%
                                                  ======     ======     ======

     Our management believes the Company enjoys competitive advantages in selling into these channels due to its ability to provide a broad assortment of consistently high quality products in large volumes, its nationwide distribution and its value-added services such as custom labeling, bar-coding, full electronic data interchange and technical support. Our management expects to participate in the overall growth of these channels to a greater extent than its competitors that do not offer such services. Hines' top ten customers accounted for approximately 77%, 78% and 78% of its net sales in 2004, 2003 and 2002, respectively. Hines' largest customer, The Home Depot, accounted for approximately 45%, 47% and 47% of its net sales in 2004, 2003 and 2002, respectively. Hines' next largest customer, Lowe's Companies, Inc., accounted for approximately 16%, 14% and 12% of its net sales in 2004, 2003 and 2002, respectively. No other customer accounts for more than 10% of net sales.

     DISTRIBUTION. Hines distributes its products directly from its nursery sites to its retail customers primarily through common carriers and through the Company's fleet of approximately 180 trucks, 50 of which are owned and the balance of which are leased. The Company believes that common carriers are available to accommodate seasonal delivery peaks. The Company uses a variety of product shipping techniques, such as specialized shelving, protective racks and special loading techniques. Nursery products are distributed nationwide, except color plants, which are typically distributed within a 300-mile radius of each nursery.

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

     The Company has registered numerous trademarks, service marks and logos used in its businesses in the United States and Canada. In addition, the Company has developed and continues to develop specialty plants for which it holds patents registered with the U.S. Patent and Trademark Office. The Company currently holds 57 patents, with 15 patent applications pending. The Company's management does not believe that the loss of any particular patent would have a material adverse effect on the Company.

     PRODUCTION. Raw materials consist of starter materials, containers and soil mixtures. The Company's management believes that there are alternate sources of supply readily available.

     SALES AND MARKETING. Most of Hines' facilities have separate sales forces, which include a sales manager, in-house customer service representatives, direct sales consultants and various support personnel. As of December 31, 2004, Hines employed approximately 346 direct sales consultants, key account managers, market area managers and merchandisers. National accounts are serviced through "National Account Task Teams" comprised of a senior management member and direct sales personnel from each nursery supplying the account. Hines also markets its products through trade shows, print advertising in trade journals, direct mail promotion and catalogues.

     COMPETITION. Competition in the nursery products segment of the lawn and garden industry is based principally on the breadth of product offering, consistent product quality and availability, customer service and price. The nursery products segment is highly fragmented. According to the 2002 Census of Agriculture released in June 2004 by the U.S. Department of Agriculture's National Agricultural Statistics Service, the nursery business is comprised of approximately 60,000 primarily small and regionally based growers. Management believes Hines is one of only two growers able to serve every major regional market in North America, the Company's only national competitor being Monrovia Nursery Company. In each of its markets, Hines competes with regional growers such as Color Spot in the West, Clinton Nurseries in the Northeast, Zelenka Nurseries in the Midwest, Wight Nurseries in the South and many other smaller regional and local growers. Hines' key competitive advantages are its ability to provide consistent, high quality products in large volumes, its nationwide distribution and its value-added services.

SEASONALITY

     Our business is highly seasonal in nature, with most of sales typically occurring in the first half of the year. In particular, our sales are strongest in the second quarter, which corresponds to the Spring gardening season. In 2004, approximately 72% of net sales and approximately 109% of operating profits occurred in the first half of the year. Approximately 54% of net sales and approximately 97% of operating profits occurring in the second quarter of 2004. The table below sets forth the Company's quarterly net sales, as a percentage of total year net sales, for the periods indicated:

                                                 PERCENTAGE OF TOTAL NET SALES
                                                 -----------------------------
                                                 2004        2003         2002
                                                 ----        ----         ----
              First Quarter                       18%         17%          21%
              Second Quarter                      54          56           54
              Third Quarter                       15          15           13
              Fourth Quarter                      13          12           12
                                                 ----        ----         ----
                                                 100%        100%         100%
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

EMPLOYEES

     As of December 31, 2004, the Company employed approximately 3,260 persons. At its peak, an additional 1,680 seasonal employees are employed. All of the Company's employees are non-union, and the Company's management believes that its labor relations are good.

ITEM 2.  PROPERTIES

     At December 31, 2004, the Company owned approximately 4,360 acres related to its nursery facilities. In addition, the Company leases approximately 1,150 acres related to its nursery facilities (including leases from Blooming Farm, Inc., an affiliated entity). Approximately 4,000 acres were usable for production, with approximately 2,500 acres currently in production. We believe that our owned and leased facilities are sufficient to meet our operating requirements for the foreseeable future.

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

       In April 2003, we entered into an option agreement to sell our 168-acre nursery property in Vacaville, California. We entered into the option agreement because the nursery property is located in an area which the city of Vacaville is planning to develop as a residential project. This was subsequently amended in March 2005 to extend the option term to March 1, 2006 contingent upon payments of $1.8 million during the option term. Including $900,000 paid in conjunction with execution of the first amendment, we have received $1.7 million of option payments. The option exercise price is $15.1 million. If the buyer exercises the option, we will be allowed to transition off of the property in three phases from 2005 to 2007. We plan on developing replacement acreage and infrastructure at our 842-acre Winters South facility in Northern California.

ITEM 3.  LEGAL PROCEEDINGS

     From time to time, the Company is involved in various disputes and litigation matters, which arise in the ordinary course of business. While the litigation process is inherently uncertain and it is possible that the resolution of these disputes and lawsuits may adversely affect the Company's financial position. Our management believes that we are not currently involved in any material legal proceedings and we know of no such proceedings contemplated by governmental authorities.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 2004.

                                     PART II
                                     -------

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER OF PURCHASES OF EQUITY SECTURITIES

     The Common Stock of Hines currently trades on The Nasdaq National Market under the symbol "HORT." As of March 2, 2005, there were 78 registered holders of record of the Company's Common Stock. The following table sets forth the quarterly high and low sale prices of our Common Stock as reported on The Nasdaq National Market for the periods indicated:

Fiscal year ending December 31,
2004                                        High               Low
----                                     ----------        ----------
1st quarter                                 $5.27             $3.68
2nd quarter                                 $5.00             $3.88
3rd quarter                                 $4.35             $2.61
4th quarter                                 $4.15             $2.70

Fiscal year ending December 31,
2003                                        High               Low
----                                     ----------        ----------
1st quarter                                 $2.97             $2.00
2nd quarter                                 $2.87             $1.51
3rd quarter                                 $4.34             $1.42
4th quarter                                 $4.75             $3.55

     Hines has not paid dividends on its Common Stock in the past and does not presently plan to pay dividends on the Common Stock. The payment of dividends is restricted under the terms of the Company's senior credit agreement and senior subordinated note indenture. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

     The Company currently maintains its 1998 Long-Term Equity Incentive Plan (the "1998 Stock Plan") under which Common Stock is authorized for issuance to employees and directors upon the exercise of options. The Company's stockholders have approved this plan. As of December 31, 2004, the Company did not have outstanding any options, warrants or rights under any other equity compensation plan. The following table provides aggregate information regarding the shares of Common Stock that may be issued upon the exercise of options, warrants and rights under all of the Company's equity compensation plans as of December 31, 2004.

                                     Number of securities to be     Weighted-average     Number of securities remaining
                                      issued upon exercise of       exercise price of     available for future issuance
                                        outstanding options,          outstanding           under equity compensation
                                        warrants and rights         options, warrants      plans (excluding securities
                                                                       and rights            reflected in column (a))
           Plan Category                         (a)                      (b)                          (c)
-----------------------------------------------------------------------------------------------------------------------
EQUITY COMPENSATION PLANS
 APPROVED BY SECURITY HOLDERS:
     1998 Long-Term Equity
     Incentive Plan                                 1,067,923     $            6.15                       2,521,287
EQUITY COMPENSATION PLANS NOT
 APPROVED BY SECURITY HOLDERS:                             --     $              --                              --

                                       -----------------------                               -----------------------
                               Total                1,067,923                                             2,521,287
                                       =======================                               =======================

     Excluded from the above table are the warrants issued on November 28, 2000 to Madison Dearborn Capital Partners, L.P.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected financial data presented below as of the end of and for each of the years in the five-year period ended December 31, 2004 have been derived from the consolidated financial statements of Hines Horticulture and its subsidiaries. The consolidated financial statements as of December 31, 2004 and 2003, and for each of the years in the three-year period ended December 31, 2004, and the independent registered public accounting firm report thereon (which contains explanatory paragraphs related to the issues discussed in Note 1 to the consolidated financial statements regarding our sale of the assets of our wholly owned subsidiary Sun Gro Horticulture, Inc. on March 27, 2002 and our adoption of the provisions of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment of Disposal of Long Lived Assets"), are included elsewhere in this filing. Certain reclassifications have been made in prior periods' financial statements to confirm to fiscal 2004 classifications.

                                                                                YEAR ENDED DECEMBER 31, (a)
                                                          -------------------------------------------------------------------------
                                                              2004           2003           2002           2001           2000
                                                          -------------  -------------  -------------  -------------  -------------
                                                                              (IN THOUSANDS, EXCEPT SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Sales, net                                                $    335,168   $    341,189   $    339,359   $    329,048   $    305,988
Cost of goods sold                                             170,694        170,750        169,807        158,565        145,048
                                                          -------------  -------------  -------------  -------------  -------------

Gross profit                                                   164,474        170,439        169,552        170,483        160,940
Operating expenses                                             125,928        125,784        122,338        121,975        113,198
                                                          -------------  -------------  -------------  -------------  -------------

Operating income                                                38,546         44,655         47,214         48,508         47,742
Other expense, primarily interest expense                       24,510         35,223         33,900         38,188         29,071
Provision for income taxes                                       5,800          3,867          5,456          4,627          8,034
                                                          -------------  -------------  -------------  -------------  -------------

Income from continuing operations (a)                            8,236          5,565          7,858          5,693         10,637
Income (loss) from discontinued operations,
  net of tax (b)                                                    --          4,148         (5,413)        (2,268)         1,801
Cumulative effect of change in accounting principle,
  net of tax (c)                                                    --             --        (55,148)            --             --
                                                          -------------  -------------  -------------  -------------  -------------

Net income (loss)                                         $      8,236   $      9,713   $    (52,703)  $      3,425   $     12,438
                                                          =============  =============  =============  =============  =============

EARNINGS PER SHARE:
     Income from continuing operations
          Basic                                            $       0.37   $       0.25   $       0.36   $       0.26  $       0.48
          Diluted                                          $       0.37   $       0.25   $       0.36   $       0.26  $       0.48
     Net income (loss)
          Basic                                            $       0.37   $       0.44   $      (2.39)  $       0.16  $       0.56
          Diluted                                          $       0.37   $       0.44   $      (2.39)  $       0.16  $       0.56

Weighted average shares outstanding
  - Basic                                                    22,072,549     22,072,549     22,072,549     22,072,549    22,072,549
Weighted average shares outstanding
  - Diluted                                                  22,121,182     22,072,549     22,078,012     22,091,208    22,072,549

SUMMARY CASH FLOW DATA:
Net cash provided by operating activities                 $     19,115   $     22,693   $     29,712   $     26,551   $      2,838
Net cash (used in) provided by investing activities             (6,541)         2,464        109,738        (28,886)      (149,761)
Net cash (used in) provided by financing activities            (12,574)       (25,157)      (139,450)         2,335        146,923

SUPPLEMENTAL DATA:
Depreciation and amortization                             $     10,681   $      9,394   $      8,565   $     12,436   $     10,582
Capital expenditures                                             5,869          5,589          7,209         18,178         29,686
Ratio of earnings to fixed charges (d)                             1.5x           1.3x           1.4x           1.3x           1.6x

BALANCE SHEET DATA (AT END OF PERIOD):
Cash and cash equivalents                                 $         --   $         --   $         --   $         --   $         --
Working capital                                                 74,634         61,976         12,051        (41,086)        14,898
Short-term debt                                                 29,328         36,107         90,335        143,159         97,696
Total assets                                                   397,729        402,208        405,812        610,144        599,385
Long-term debt                                                 203,571        209,287        164,829        209,639        251,823
Shareholders' equity                                            60,966         52,730         41,802         88,745         87,407

              NOTES TO SELECTED CONSOLIDATED YEARLY FINANCIAL DATA
                             (DOLLARS IN THOUSANDS)


(a) In 2000, the Company acquired the following two companies: Willow Creek (January 14, 2000) and Lovell (March 3, 2000). The financial results include the operations of each acquisition since its respective acquisition date.

(b) On March 27, 2002, we sold Sun Gro, our peat moss and soil mix business, for net proceeds of approximately $125,000, the majority of which we used to repay indebtedness. Our consolidated financial statements in this filing reflect the financial position, results of operations and cash flows of the Sun Gro business as "discontinued operations." In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets," we have restated our consolidated financial statements to reflect the financial position, results of operations and cash flows of the Sun Gro business as "discontinued operations." For the year ended December 31, 2003, we recognized a $4,148 gain, net of tax of $2,784, from the sale. For the year ended December 31, 2002, we recognized a $5,562 loss, net of tax of $10,729, from the sale and a $149 gain, net of tax of $287, from the operations through the date of the sale. For the years ended December 31, 2001 and 2000, the (loss) income from discontinued operations of $(2,268) and $1,801, respectively, represents the income (loss) from the operations of those periods.

(c) The cumulative effect of change in accounting principle for the year ended December 31, 2002 of $55,148, net of tax of $23,609, represents the goodwill impairment charge resulting from the Company's adoption of SFAS No. 142.

(d) The ratio of earnings to fixed charges is unaudited for all periods presented. For the purpose of calculating the ratios of earnings to fixed charges, earnings consist of net income (loss) plus income taxes and fixed charges, and exclude the cumulative effect of a change in accounting principle. Fixed charges consist of interest expensed and capitalized, amortization of debt issuance costs and the estimated portion of rental expenses deemed a reasonable approximation of the interest factor.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included in Item 8 of this Annual Report on Form 10-K. In addition to historical information, this discussion contains certain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated by these forward looking statements due to factors, including but not limited to, those set forth under "Risk Factors" and elsewhere in this Form 10-K. We assume no obligation to update any of the forward-looking statements after the date of this Form 10-K.

OVERVIEW

     We are a leading national supplier of ornamental shrubs, color plants and container-grown plants with 13 commercial nursery facilities located in Arizona, California, Florida, Georgia, New York, Oregon, Pennsylvania, South Carolina and Texas. We produce approximately 4,900 varieties of ornamental shrubs and color plants and we sell to more than 2,000 retail and commercial customers, representing more than 8,700 outlets throughout the United States and Canada. Hines Horticulture, Inc. produces and distributes horticultural products through its wholly-owned subsidiaries, Hines Nurseries and Enviro-Safe Laboratories, Inc.

REFINANCING

     On September 30, 2003, we refinanced substantially all of our outstanding debt (the "Refinancing"), which included the issuance of $175.0 million of 10.25% Senior Notes ("Notes") due in 2011 and an amended and restated Senior Credit Facility ("Senior Credit Facility") that expires in 2008. Our Senior Credit Facility consists of a revolving facility with availability of up to $145.0 million (subject to certain borrowing base limits) and a term loan facility of up to $40.0 million. Our Refinancing enabled us to extend the maturity of our previous debt, which we believe will provide us with greater financial and operating flexibility in the future. For additional information concerning our Notes and Senior Credit Facility, see "Liquidity and Capital Resources."

DISCONTINUED OPERATIONS

     In March 2002, we completed the sale of Sun Gro Horticulture, which we refer to as Sun Gro, to a newly established Canadian income fund. We received net proceeds of approximately $125.0 million from the sale, which includes the tax refunds from the Canadian Customs & Revenue Authority ("CCRA") recorded in the fourth quarter of 2002 and third quarter of 2003, the majority of which were used to pay down outstanding indebtedness. As a result of the sale of Sun Gro, we no longer harvest or produce peat moss or other growing soil mixes. Our consolidated financial statements included in this Form 10-K for 2003 and 2002 reflect the financial position, results of operations and cash flows of Sun Gro as discontinued operations.

UNITED STATES TAX MATTERS

     As a result of our business activities, we qualify for a special exception under the U.S. federal tax code that allows us to use the cash method of accounting for federal income tax purposes. Under the cash method, sales are included in taxable income when payments are received and expenses are deducted as they are paid. We derive significant tax benefits by being able to deduct the cost of inventory as the cost is incurred. As a result of our ability to utilize the cash method of accounting, we have historically generated net operating losses for federal income tax purposes and have not been required to pay cash income taxes. At December 31, 2004, we had $29.7 million in net operating loss carryforwards for federal income tax purposes. In addition, we had approximately $27.8 million in net operating loss carryforwards for state income tax reporting purposes. Our state net operating losses in certain states begin to expire in 2005.

     Based on our current projections, we anticipate that we will incur tax liability and begin paying cash income taxes for federal purposes in 2007. We are currently paying cash income taxes for state income tax purposes in certain states due to the differing rules regarding the utilization of net operating losses.

     Although the use of the cash method of accounting for federal income taxes defers the payment of federal income taxes, the deferral of such taxes produces a current liability for accounting purposes. At December 31, 2004, we had a current deferred liability for deferred income taxes of $66.4 million related to the use of the cash method of accounting. The liability is deemed current for accounting purposes because the majority of the items to which this liability relates are comprised of current assets and current liabilities in our balance sheet (such as inventory, accounts receivable and accounts payable). The classification of this liability as a current item, however, does not mean that it is required to be paid within the next twelve months.

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

LOVELL FARMS ARBITRATION SETTLEMENT

     In connection with the acquisition of Lovell Farms, we agreed, subject to various provisions in the purchase agreement, to make earn-out payments to the sellers ("Claimants") of up to approximately $5.0 million for fiscal 2001 if certain performance thresholds were met. We determined that the thresholds were not met and that no earn-out payment be made. In response to this decision, the Claimants initiated arbitration proceedings, which concluded in May 2004. Going into the hearings, the Claimants demanded that the arbitrator award $5.0 million and payment of their attorney's fees and costs. A final determination was made on July 26, 2004 awarding the Claimants $0.9 million and denying their request for attorney fees and costs. Payment of the $0.9 million increased our goodwill during the third quarter of 2004. Legal defense fees and other costs incurred in connection with the arbitration of $0.5 million have been expensed during the fiscal year ended December 31, 2004.

PHYTOPHTHERA RAMORUM OR SUDDEN OAK DEATH

     On September 20, 2004, we announced that our Forest Grove, Oregon facility had suspended the shipment of all plant material known capable of carrying Phytophthora RAMORUM, also know as Sudden Oak Death ("SOD"), as a result of receiving an Emergency Action Notification from the U.S. Department of Agriculture ("USDA") stating that a routine inspection had resulted in a positive detection of the pathogen. After several months of testing, it was determined that only two areas within the nursery had been exposed to the pathogen, which resulted in the destruction of approximately $0.5 million, or 1%, of our Oregon inventory. As a result of a trace forward test, we identified that several customers had received product from the two exposed areas, and accordingly, we agreed to assist them with the destruction of the identified inventory. This resulted in customer credits of approximately $0.3 million and lost sales of approximately $1.0 million. We have also incurred approximately $0.4 million in SOD clean-up costs. On December 20, 2004, the USDA determined that our Forest Grove, Oregon facility was free of SOD and lifted the Emergency Action Notification. As of December 31, 2004, our Forest Grove, Oregon facility and three of our California facilities are SOD-free and are operating under USDA SOD Compliance Agreements. For additional information concerning SOD, see "Risks Related to Our Business."

PAY BY SCAN

     In January 2005, we entered into an agreement with our largest customer to sell a portion of our product under a pay by scan program. Under this program, our customer does not take ownership of the inventory at its stores until the product is scanned at the check out register. Revenue is recorded at the point the store sells our product to its customer. Sales under this program began in February 2005 on a limited basis. It is currently planned to roll out to all stores of this customer by the end of 2005. Annuals and perennials are the only products impacted by this agreement.

RESULTS OF OPERATIONS

FISCAL YEAR ENDED DECEMBER 31, 2004 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2003

     NET SALES. Net sales of $335.2 million for the fiscal year ended December 31, 2004 decreased $6.0 million, or 1.8%, from net sales of $341.2 million in 2003. The decline in net sales was primarily due to reduced sales volume, partially offset by 2.3% increase in average net unit selling price. Units sold for the fiscal year ended December 31, 2004 decreased 4.3 million, or 3.9%, from units sold in 2003 mainly due to our strategic decision to consolidate and realign our current customer base. Looking at sales from a quarterly perspective:

     First quarter net sales in 2004 increased approximately $1.1 million, or 1.9%, from net sales for the comparable period in 2003. The increase in first quarter net sales was due to strong sales of bedding plants and shrubs throughout the Sunbelt markets primarily as a result of favorable weather and our new market strategy. However, net sales slowed at the end of the first quarter as the gardening retailers continued their recent trend of better managing inventory levels by reducing pre-spring stocking orders.

     Second quarter net sales in 2004 decreased approximately $8.3 million, or 4.4%, from net sales for the comparable period in 2003. The decline in second quarter net sales was primarily isolated to the Midwest and Southeast markets where consumer demand for color products wavered as a result of excessive rain in May and June. Compounding the effect of the decline in demand was the inability of two of our east coast facilities to transition perennial and annual color plant sales to new customers as part of a strategic decision to consolidate and realign our customer base.

     Third quarter net sales in 2004 decreased approximately $0.1 million, or 0.1%, from net sales for the comparable period in 2003. Third quarter net sales in the Sunbelt markets increased $2.9 million as strong spring-like demand continued into July as a result of favorable weather and as we continued to focus on the merchandising of our products. Third quarter shrub sales in these regions also benefited from a successful joint marketing effort with a major customer. Third quarter net sales in the Southeast declined $2.0 million compared to the same period a year ago mainly as a result of hurricanes Charley, Frances, Ivan and Jeanne.

     Fourth quarter net sales in 2004 increased approximately $1.2 million, or 2.8%, compared to the fourth quarter in 2003 as we began to see some early signs of recovery in the markets affected by the four hurricanes that hit the Southeast region during the third quarter. In addition, our holiday crop sales were up as a result of incremental store listings in the Southeast.

     GROSS PROFIT. Gross profit of $164.5 million for the fiscal year ended December 31, 2004 decreased $6.0 million, or 3.5%, from gross profit of $170.4 million in 2003. As a percentage of net sales, gross profit for the year decreased to 49.1% compared to 50.0% in 2003. The decline in gross profit was mainly due to the decline in net sales volume, which mainly resulted from lower customer demand in the second quarter and the impact of the four major hurricanes during the third quarter. The decline in gross profit margin was due to higher labor costs, fuel costs and scrap rates on bedding plants, partially offset by a 2.3% increase in average net unit selling price.

     SELLING AND DISTRIBUTION EXPENSES. Selling and distribution expenses of $103.0 million for the fiscal year ended December 31, 2004 increased $1.5 million, or 1.4%, from $101.6 million in 2003. Selling expenses increased $2.6 million, or 8.5%, mainly as a result of increased merchandising costs and total SOD remediation costs at our Oregon facility of approximately $0.6 million. Distribution expenses of $69.7 million for the fiscal year ended December 31, 2004 decreased from $70.9 million for the comparable period in 2003. Distribution expense as a percentage of net sales remained consistent at 20.8% for both periods. Improved logistics, increased payloads and better carrier relations have been effective in mitigating rising fuel costs and increased common carrier charges resulting from new trucking regulations.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses of $22.3 million for the fiscal year ended December 31, 2004 decreased $0.3 million, or 1.2%, from $22.6 million in 2003. General and administrative expenses declined as management continues to focus on controlling costs and creating more efficiency.

     OTHER OPERATING LOSS. Other operating expenses of $0.6 million for the fiscal year ended December 31, 2004 decreased $1.0 million, or 63.5%, from $1.6 million in 2003. The decline was due to severance costs associated with the resignation of our former Chief Executive Officer in February of 2003, offset by 2004 legal fees of $0.5 million incurred as a result of the Lovell Farms Arbitration Settlement.

     OPERATING INCOME. Operating income of $38.5 million for the fiscal year ended December 31, 2004 decreased $6.1 million, or 13.7%, from $44.7 million in 2003. The decline in operating income in 2004 was mainly due to the decrease in gross profit and increase in selling expense, as discussed above.

     OTHER EXPENSES. Other expenses of $24.5 million for the fiscal year ended December 31, 2004 decreased $10.7 million, or 30.4%, from $35.2 million in 2003. The decline in other expenses was mainly due to the $9.2 million loss on debt extinguishment recognized during the third quarter of 2003 as a result of our Refinancing. The improvement was also due to the impact of the mark to market adjustment on our interest rate swap and a $2.0 million decline in the amortization of deferred financing expenses, partially offset by higher interest expense. For the fiscal year ended December 31, 2004, the mark to market adjustment amounted to income of $4.4 million compared with income of $2.7 million for the same period a year ago. Interest expense increased to $27.2 million from $24.9 million a year ago due to our Refinancing, which shifted more of our revolving debt to higher interest rate fixed-term instruments in order to increase availability under our new revolving credit facility.

     INCOME TAX PROVISION. Our effective income tax rate was 41.3% and 41.0% for the years ended December 31, 2004 and 2003, respectively. Provision for income taxes was $5.8 million for the fiscal year ended December 31, 2004, compared to $3.9 million in the fiscal year ended December 31, 2003.

     INCOME FROM CONTINUING OPERATIONS. Income from continuing operations of $8.2 million for the fiscal year ended December 31, 2004 increased $2.7 million, or 48.0%, from $5.6 million in 2003. The increase in income from continuing operations was mainly due to the decline in other expenses, partially offset by operating income, as discussed above.

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

     NET INCOME. Net income of $8.2 million for the fiscal year ended December 31, 2004 decreased by $1.5 million, or 15.2%, from $9.7 million for the comparable period in 2003 as a result of the decline in operating income and change in income (loss) from discontinued operations, partially offset by the improvements in other expenses, as discussed above.

FISCAL YEAR ENDED DECEMBER 31, 2003 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2002

     NET SALES. Net sales of $341.2 million for the fiscal year ended December 31, 2003 increased $1.8 million, or 0.5%, from net sales of $339.4 million in 2002. The increase was driven primarily by strong sales of patio-ready type products due to improved market penetration in the Midwest and Northeast markets, increased sales of bedding plants in the South, and expanded sales of shrubs and perennials in the Rocky Mountain and Midwest markets. These increases were partially offset by the soft retail environment we experienced during the first quarter of 2003 and sluggish sales during the first six months of the year in the Midwest and Northeast resulting from cold, wet weather that persisted late into Spring. Sales were also down for bedding plants in Colorado and the Southwest during the period, primarily due to overcapacity in the market.

     GROSS PROFIT. Gross profit of $170.4 million for the fiscal year ended December 31, 2003 increased $0.9 million, or 0.5%, from gross profit of $169.6 million in 2002 due mainly to higher sales as discussed above. As a percent of net sales, gross profit in 2003 remained unchanged at 50.0% from 2002. Better inventory management through our store service programs and certain changes in product mix improved our gross margins throughout the year. However, during the second half of the year, increased scrap rates for bedding plants and the need for selective price discounting countered any increase in year over year gross margins.

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

     OTHER OPERATING LOSS (INCOME). Other operating expenses of $1.6 million for the fiscal year ended December 31, 2003 primarily represents severances costs associated with the resignation of our former Chief Executive Officer in February of 2003 of $1.2 million and the elimination of certain other positions during the year of $0.4 million. Other operating income of $2.8 million for the fiscal year ended December 31, 2002 primarily represents the net gain from the sale of our property in Hillsboro, Oregon during the first quarter of 2002.

     OPERATING INCOME. Operating income of $44.7 million for the fiscal year ended December 31, 2003 decreased $2.6 million, or 5.4% from $47.2 million in 2002. This decline was primarily due to the change in other operating loss, severance costs and the increase in selling and distribution costs offset by the decline in general and administrative expenses. As a percentage of net sales, operating income decreased to 13.1% from 13.9%.

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

LIQUIDITY AND CAPITAL RESOURCES

     Our primary sources of liquidity are funds generated by operations and borrowings under our Senior Credit Facility. The seasonal nature of our operations results in significant fluctuation in certain components of working capital (primarily accounts receivable and inventory) during the growing and selling cycles. As a result, operating activities during the first and fourth quarters use significant amounts of cash, and in contrast, operating activities for the second and third quarters generate substantial cash as we ship inventory and collect accounts receivable.

     Net cash provided by operating activities was $19.1 million for the fiscal year ended December 31, 2004 compared to $22.7 million for 2003. The decrease in cash provided by operating activities was mainly due to a decline in gross profit and an increase in working capital in 2004. The decline in gross profit was due to lower sales volume, increased costs and higher scrap rates on bedding plants. The increase in working capital was primarily related to an increase in inventory, which resulted from a lower inventory turn rate and higher current year production costs. Improved customers collections partially offset the decline in net cash provided by operating activities.

     Net cash used in investing activities was $6.5 million for the fiscal year ended December 31, 2004 compared to net cash provided by investing activities of $2.5 million for 2003. The change in cash (used in) provided by investing activities was mainly due to the tax refund check of $6.3 million received from the CCRA during the fourth quarter of 2003 for the sale of Sun Gro, see "Canadian Tax Matters" for more details. We also received approximately $2.0 million in one-time leasehold incentives in 2003 in accordance with our renegotiated Irvine lease agreement.

     Our capital expenditures were $5.9 million for the fiscal year ended December 31, 2004 compared to capital expenditures of $5.6 million in 2003. The capital expenditures for the fiscal year ended December 31, 2004 primarily included the purchase of nursery related machinery and equipment.

     Net cash used in financing activities was $12.6 million for the fiscal year ended December 31, 2004 compared to $25.2 million for 2003. The improvement in net cash used in financing activities was primarily related to the impact of the Refinancing during the third quarter of 2003. As part of the Refinancing during the third quarter of 2003, proceeds from the issuance of new debt helped to offset the repayments of existing debt, the payment of deferred financing fees and the early redemption premium on the 12.75% senior subordinated notes.

     We typically draw down our revolving credit facilities in the first and fourth quarters to fund our seasonal inventory buildup and seasonal operating expenses. Approximately 72% of our sales occur in the first half of the year, generally allowing us to reduce borrowing under our revolving credit facilities in the second and third quarters. On December 31, 2004, we had $23.6 million of borrowings under our new working capital revolver, resulting in unused borrowing capacity of $53.2 million after applying the borrowing base limitations to our available borrowings.

     At December 31, 2004, we had total indebtedness outstanding of $232.9 million.

OFF BALANCE SHEET ARRANGEMENTS

     We do not have any off balance sheet financing or any financial arrangements with related parties, other than operating leases. The following table discloses aggregate information about our contractual obligations and commercial commitments as of December 31, 2004.

                                                                    Payments Due by Period
                                                  ------------------------------------------------------------
Contractual Cash Obligations           Total       Less than 1 year    1-3 years    4-5 years    After 5 years
--------------------------------- --------------- ------------------ ------------ ------------- --------------
                                                                (in millions)
Term loan facility                    $   34.3         $   5.7         $  28.6      $    --        $     --
Revolving facility                        23.6            23.6              --           --              --
Senior notes                             175.0              --              --           --           175.0
Interest                                 134.0            21.4            61.7         35.9            15.0
Operating leases                          17.3             4.5             5.6          1.1             6.1
                                      ---------        --------        --------     --------       ---------
             Total                    $  384.2         $  55.2         $  95.9      $  37.0        $  196.1
                                      =========        ========        ========     ========       =========

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

     The Senior Credit Facility requires Hines Nurseries and its subsidiaries to meet specific covenants and financial ratios, including a minimum fixed charge coverage test, a maximum leverage test and a maximum capital expenditure test. The Senior Credit Facility contains customary representations and warranties and customary events of default and other covenants. As of December 31, 2004, we were in compliance with all covenants.

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

     REPAYMENT. Under the terms of the Senior Credit Facility, no principal payments were due for the term loan in 2003. Amortization payments of $1.9 million on the term loan will be required at the end of our second, third and fourth fiscal quarters which began on June 30, 2004, with the full remaining balance payable on the last installment date. Subject to certain exceptions, 100% of the net cash proceeds we receive from certain asset dispositions and issuances of debt, 50% of the net cash proceeds we receive from issuances of equity and 25% of excess cash flow (beginning in 2004) are required to be applied to repay the term loan facility and are to be applied on a pro rata basis to all scheduled installments of the term loan facility. The Senior Credit Facility may also be voluntarily prepaid at any time without premium or penalty.

OUR SENIOR NOTES

     On September 30, 2003, Hines Nurseries issued $175.0 million of Senior Notes that mature on October 1, 2011. The Senior Notes bear interest at the rate of 10.25% per annum and will be payable semi-annually in arrears on each April 1 and October 1, which commenced on April 1, 2004.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

     ACCOUNTING FOR GOODWILL IMPAIRMENT. On January 1, 2002, we adopted SFAS No. 142, "Goodwill and Other Intangible Assets." In accordance with this standard, goodwill has been classified as indefinite-lived assets no longer subject to amortization. Indefinite-lived assets are subject to impairment testing upon adoption of SFAS No. 142 and at least annually thereafter. In accordance with SFAS No. 142, this involves a two step process. First, we must determine if the carrying amount of equity exceeds the fair value based upon the quoted market price of our common stock. If we determine that goodwill may be impaired, we compare the "implied fair value" of the goodwill, as defined by SFAS No. 142, to its carrying amount to determine the impairment loss, if any. The initial impairment analysis was completed in the fourth quarter of 2002. We recorded a non-cash charge of $55.1 million, net of tax, to reduce the carrying value of our goodwill. We have recognized this impairment charge as a cumulative effect of change in accounting principle. Upon completing the annual impairment analysis in the fourth quarter of fiscal 2004, it was determined that a change for impairment was not required.

     ACCRUED LIABILITIES. Accrued liabilities include amounts accrued for expected claims costs relating to our insurance programs for workers' compensation and auto liabilities. We have large deductibles for these lines of insurance, which means we must pay the portion of each claim that falls below the deductible amount. Our expected claims costs are based on an actuarial analysis that considers our current payroll and automobile profile, recent claims history, insurance industry loss development factors and the deductible amounts. We accrue our expected claims costs for each year on a ratable monthly basis with a corresponding charge against income. Management reviews the adequacy of the accruals at the end of each quarter. The accruals for the expected costs relating to our insurance programs for workers' compensation and auto liabilities are maintained at levels believed by our management to adequately reflect our probable claims obligations.

ACCOUNTING PRONOUNCEMENTS ADOPTED

     In December 2004, the FASB issued FASB Staff Position 109-1, "Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004" ("FSP 109-1"). FSP 109-1 provides a special deduction on qualified production activities in accordance with FASB Statement No. 109 and that the special deduction should be considered by an enterprise in (a) measuring deferred taxes when graduated tax rates are a significant factor and (b) assessing whether a valuation allowance is necessary as required by FASB Statement No. 109. FSP 109-1 is effective upon its issuance. The adoption of FSP109-1 did not have a material impact on our consolidated financial statements.

NEW ACCOUNTING PRONOUNCEMENTS

     In November 2004, the FASB issued SFAS No. 151, "Inventory Costs--an amendment of ARB No. 43, Chapter 4" ("SFAS No. 151"). This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We are in the process of evaluating the impact of SFAS No. 151 on our financial statements and will adopt the provisions of this statement in the first quarter of fiscal 2006.

     In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" (SFAS No. 123R), which replaces SFAS No. 123 and supercedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS No. 123R addresses the accounting for transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options and restrictive stock grants and units, to be recognized as a compensation cost based on their fair values. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. We are required to adopt SFAS No. 123R no later than July 3, 2005. Under SFAS No. 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. We are evaluating the requirements of SFAS No. 123R and expect that the adoption of SFAS No. 123R to have a material impact on our consolidated results of operations.

EFFECTS OF INFLATION

     Management believes the Company's results of operations have not been materially impacted by inflation over the past three years.

RISK FACTORS

     You should carefully consider and evaluate all of the information in this Form 10-K, including the risk factors listed below. The risks described below are the ones we currently deem material, but they may not be the only risks facing our company. Additional risks not now known to us or that we currently deem immaterial may also impair our business operations.

     If any of these risks actually occur, our business could be materially harmed. If our business is harmed, the trading price of our common stock could decline.

     This Form 10-K also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks faced by us described below and elsewhere in this Form 10-K. We undertake no duty to update any of the forward-looking statements after the date of this Form 10-K.

RISKS RELATED TO OUR CAPITAL STRUCTURE

WE HAVE A SUBSTANTIAL AMOUNT OF DEBT OUTSTANDING, WHICH COULD HURT OUR FUTURE PROSPECTS AND PREVENT US FROM FULFILLING OUR DEBT OBLIGATIONS.

     We have a significant amount of debt outstanding. As of December 31, 2004, we had total consolidated debt outstanding of $232.9 million. This debt may have several important consequences as it could:

          o make it more difficult for us to satisfy our obligations, including making scheduled interest payments under the Senior Notes and other debt obligations;

          o    limit our ability to obtain additional financing;

          o increase our vulnerability to adverse general economic conditions, including changes in interest rates and things in commercial nursery industry conditions, including changes in interest rates;

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

THE TERMS OF OUR DEBT MAY LIMIT OUR ABILITY TO PLAN FOR OR RESPOND TO CHANGES IN OUR BUSINESS.

     Our Senior Credit Facility and the indenture governing the Senior Notes issued by Hines Nurseries contain covenants that restrict our ability to, among other things:

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

REPAYMENT OF THE PRINCIPAL OF THE SENIOR NOTES AND OUR OTHER DEBT MAY REQUIRE ADDITIONAL FINANCING. WE ARE NOT CERTAIN OF THE SOURCE OR AVAILABILITY OF ANY SUCH FINANCING AT THIS TIME.

     Our anticipated operating cash flows will not be sufficient to repay the principal of the Senior Notes issued by Hines Nurseries and our other debt. Accordingly, in order to pay the principal of the Senior Notes and our other debt, we will be required to refinance our debt, sell our equity securities, sell our assets or take other actions. The foregoing actions may not enable us to pay the principal of the Senior Notes or such other debt or may not be permitted by the terms of our debt instruments then in effect.

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

WE FACE RISKS ASSOCIATED WITH SUDDEN OAK DEATH. QUARANTINES OF OUR PRODUCTS OR OTHER ACTIONS BY FEDERAL AND STATE REGULATORY AUTHORITIES IN RESPONSE TO SUDDEN OAK DEATH COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS AND RESULTS OF OPERATIONS.

     SOD is caused by a fungus-like pathogen recently identified by scientists in California and named Phytophthora ramorum ("P. ramorum"). Since its appearance in 1995, P. ramorum has killed thousands of coast live oak, black oak, tanoak and Shreve oak in Northern California. P. ramorum can also infect the leaves and branches of other plants referred to as SOD host plants. Currently, 68 plant species grown by commercial nurseries have been identified as SOD hosts.

     In February 2004, as part of the SOD National Nursery Survey, the USDA encouraged all states to conduct a survey of nurseries that ship SOD host plants interstate. Accordingly, the California Department of Food & Agriculture ("CDFA") and the USDA conducted joint tests at nurseries located throughout California. On March 9, 2004, two nurseries in California, which we do not own or operate, tested positive for P. ramorum. As a result of these findings certain states declared a quarantine on all plant material coming from California and several others imposed a quarantine on SOD host and associated host plants only.

     On March 19, 2004, we took the precautionary measure of voluntarily suspending the shipment of all SOD host plants grown in our California facilities pending the results of the joint CDFA and USDA testing of our facilities. On March 26, 2004, we were notified by the CDFA that all of our California growing facilities had tested negative for P. ramorum. As a result of these findings, the CDFA and the USDA issued SOD Compliance Agreements with our Fallbrook and Irvine facilities, allowing us to ship host and associated host plants interstate, if we meet, and continue to meet, certain inspection requirements. Our Vacaville facility is located in a California regulated county and has continued to operate under the terms of a previous Compliance Agreement with the CDFA and USDA. Its Compliance Agreement requires that potential SOD host plants be inspected and tested monthly during the growing season for the presence of the pathogen.

     Currently, our Forest Grove, Oregon facility and all of our California facilities that ship product interstate are SOD-free and are operating under USDA SOD Compliance Agreements. However, if in the future we do test positive for SOD, our products could be subject to quarantine by federal and state regulatory authorities. If this were to occur, we could experience a significant loss of sales and may be required to destroy inventory, which could have a material adverse effect on our business, results from operations, and operating cash flows. Regulatory authorities could also enact restrictive regulations on soil media containing redwood sawdust, a known carrier of SOD, requiring us to modify our current growing procedures as well as develop alternatives to using it. If these restrictions are enacted, we may be unable to successfully develop a cost effective alternative to using redwood sawdust, which could also adversely affect our business, results of operations and operating cash flows.

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

     Our top ten customers together accounted for approximately 77% of our net sales in 2004. Our largest customer, The Home Depot, accounted for approximately 45% and our second largest customer, Lowes Companies, Inc. accounted for approximately 16% of our 2004 net sales. We expect that a small number of customers will continue to account for a substantial portion of our net sales for the foreseeable future. We do not have long-term contracts with any of our retail customers, and they may not continue to purchase our products.

     The loss of, or a significant adverse change in, our relationship with The Home Depot, Lowes Companies, Inc. or any other major customer could have a material adverse effect on us. The loss of, or a reduction in orders from, any significant retail customers, losses arising from retail customers' disputes regarding shipments, fees, merchandise condition or related matters, or our inability to collect accounts receivable from any major retail customer could have a material adverse effect on us. In addition, revenue from customers that have accounted for significant revenue in past periods, individually or as a group, may not continue, or if continued, may not reach or exceed historical levels in any period.

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

OUR NURSERY FACILITY IN IRVINE, CALIFORNIA IS ENTIRELY ON LEASED LAND AND WE DO NOT EXPECT THE LEASES TO BE EXTENDED BEYOND THEIR CURRENT TERMS.

     Our 542-acre nursery facility and headquarters in Irvine, California are entirely on leased land. In 2003 we entered into an amended lease agreement for this facility in which 63 new acres were added and the lease expiration schedule was changed. Under the amended lease agreement, the lease on 114 acres expires on June 30, 2006, the lease on 140 acres expires on December 31, 2006, and the lease on the remaining 288 acres expires on December 31, 2010. We do not expect these leases to be extended beyond their current terms. For the 254 acres that will expire in 2006, we are developing plans to transition a majority of the production to our Allendale, California facility and the remaining production to the parcel recently added to our facility in Irvine. For the 288 acres that will expire at the end of 2010, we will be required to establish new production facilities or transition production to existing facilities. We may incur substantial costs in connection with the establishment of these new production facilities or the transition of production to existing facilities.

     We may not be successful in executing our transition plan or establishing suitable replacement production facilities. If we are unsuccessful in these efforts, our net sales, cash flows and operating income could be materially adversely affected. In addition, when we vacate 254 acres in 2006, we currently estimate that we will incur approximately $223,000 of removal and remediation costs. We may incur significant expenses beyond what we have forecasted if additional remedial action is required. Significant costs in excess of our estimates could have a material adverse effect on our business, financial position, results of operations and operating cash flow.

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

     Certain of our operations and activities, such as water runoff from our production facilities and the use of certain pesticides, are subject to regulation by the United States Environmental Protection Agency and similar state and local agencies. These agencies may regulate or prohibit the use of such products, procedures or operations, thereby affecting our operations and profitability. In addition, we must comply with a broad range of environmental laws and regulations. Additional or more stringent environmental laws and regulations may be enacted in the future and such changes could have a material adverse effect on our business.

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

     We rely extensively on the services of agents and independent contractors to provide trucking services to us. Transportation costs accounted for approximately 22% of our net sales in 2004. Our ability to ship our products, particularly during our peak shipping seasons, could be adversely impacted by shortages in available trucking capacity, changes by carriers and transportation companies in policies and practices, such as scheduling, pricing, payment terms and frequency of service, or increases in the cost of fuel, taxes and labor, and other factors not within our control. We compete with other companies who ship perishable goods for available trucking capacity and, accordingly, reductions in capacity or shortages of the agents and independent contractors who provide trucking services to us could potentially adversely impact our sales. Significant increases in transportation costs could have a material adverse effect on our business, particularly if we are not able to pass on such price increases to our customers in the form of higher prices for our products. Material interruptions in service or stoppages in transportation, whether caused by strike or otherwise, could adversely impact our business, results of operations, financial position and operating cash flows.

WE ARE CURRENTLY IMPLEMENTING A NEW ENTERPRISE RESOURCE PLANNING SOFTWARE PROGRAM, AND UNEXPECTED DELAYS, EXPENSES OR DISRUPTIONS IN THE IMPLEMENTATION OF SUCH SOFTWARE PROGRAM COULD DISRUPT OUR BUSINESS OR IMPAIR OUR ABILITY TO MONITOR OUR OPERATIONS, RESULTING IN A NEGATIVE IMPACT ON OUR OPERATIONS, FINANCIAL POSITION AND OPERATING CASH FLOWS.

     In seven of our nurseries we have implemented a new enterprise resource planning software program which we utilize for production planning and inventory purposes. Over time, we intend to continue the implementation of this software program to our other nursery facilities. Our distribution and sales order system, however, remains on our prior computer information systems. We may experience delays, disruptions and unanticipated expenses in implementing, integrating and operating our management information and reporting systems, which could disrupt our operations or otherwise impair our ability to monitor our operations and have a negative impact on our business, results of operations, financial position and operating cash flows.

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

     Investment partnerships controlled by Madison Dearborn Partners, Inc. beneficially own approximately 54% of the outstanding common stock of Hines Horticulture and have sufficient voting power to control, or at the least significantly influence, the election of directors and the approval of other actions requiring the approval of our shareholders. In addition, Madison Dearborn Partners has two of its designees on Hines Horticulture's seven member board of directors.

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

PRICE INCREASES OF CERTAIN RAW MATERIALS COULD ADVERSELY AFFECT OUR BUSINESS.

     We are vulnerable to price increases for raw materials. For 2004, raw material costs accounted for approximately 19% of net sales. We do not have long-term contracts with the majority of our raw material suppliers. Increases in the cost of raw materials essential to our operations, including seed, plastic, chemicals and fertilizer, would increase our costs of production. Significant increases in the price of petrochemicals or a scarcity of raw materials essential to plant propagation could have a material adverse effect on our business. We may not be able to pass such price increases on to our customers in the form of higher prices for our products, which could materially adversely affect our results of operations and operating cash flows.

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

CHANGES IN CORPORATE GOVERNANCE AND SECURITIES DISCLOSURE AND COMPLIANCE PRACTICES HAVE INCREASED AND MAY CONTINUE TO INCREASE OUR LEGAL COMPLIANCE AND FINANCIAL REPORTING COSTS AND MAY MAKE IT MORE DIFFICULT AND EXPENSIVE TO OBTAIN DIRECTOR AND OFFICER LIABILITY INSURANCE.

     The Sarbanes-Oxley Act of 2002 required us to change or supplement some of our corporate governance and securities disclosure and compliance practices. The Securities and Exchange Commission have increased, and may continue to increase, our legal compliance and financial reporting costs. These developments may also make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. This, in turn, could make it more difficult for us to attract and retain qualified member of our board of directors, or qualified executive officers.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     As part of our ongoing business, we are exposed to certain market risks, including fluctuations in interest rates, foreign exchange rates, commodity prices and Hines Horticulture's common stock price. We do not enter into transactions designed to mitigate market risks for trading or speculative purposes.

     We have various debt instruments outstanding at December 31, 2004 that are impacted by changes in interest rates. As a means of managing our interest rate risk on variable-rate debt, we entered into the interest rate swap agreement described below to effectively convert certain variable rate debt obligations to fixed rate obligations.

     In May 2000, we entered into an interest rate swap agreement to hedge $75.0 million of debt. The interest rate swap agreement effectively changes our exposure on the variable-rate interest payments to fixed-rate interest payments (7.13%) based on the 3-month LIBOR rate in effect at the beginning of each quarterly period. The estimated fair value of our obligation under the interest rate swap agreement was $0.9 million at December 31, 2004. The interest rate swap agreement remained outstanding as of the year ended December 31, 2004 and matured in February 2005.

     We also manage our interest rate risk by balancing the amount of our fixed and variable debt. For fixed-rate debt, interest rate changes affect the fair market value of such debt but do not impact earnings or cash flows. Conversely, for variable-rate debt, interest rate changes generally do not affect the fair market value of such debt but do impact future earnings and cash flows, assuming other factors are held constant. At December 31, 2004 the carrying amount and estimated fair value of our debt was $232.9 million and $249.1 million, respectively. Given the current balance of our fixed rate and variable rate debt, we estimate a change in interest costs of less than $0.2 million for every one-percentage point change in applicable interest rates. Without considering the fixed interest rate provided by our swap agreement, which expires at the end of February of 2005, we estimate a change in interest costs of approximately $0.6 million for every one-percentage point change in applicable interest rates.

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

                                                                   FOURTH             THIRD            SECOND            FIRST
   2004                                                            QUARTER           QUARTER           QUARTER          QUARTER
-----------                                                     -------------     -------------     -------------    -------------
                                                                                 (IN THOUSANDS, EXCEPT SHARE DATA)

Sales, net                                                      $     41,949      $     51,748      $    181,081     $     60,390

Gross profit                                                          17,991            23,528            93,689           29,266

Net (loss) income                                                     (5,969)           (3,726)           18,678           (1,073)

Net (loss) income per common share:
        Basic                                                   $      (0.27)     $      (0.17)     $       0.85     $      (0.05)
                                                                =============     =============     =============    =============

 Net (loss) income per common share:
        Diluted                                                 $      (0.27)     $      (0.17)     $       0.84     $      (0.05)
                                                                =============     =============     =============    =============


                                                                   FOURTH             THIRD            SECOND            FIRST
   2003                                                            QUARTER           QUARTER           QUARTER          QUARTER
-----------                                                     -------------     -------------     -------------    -------------
                                                                                 (IN THOUSANDS, EXCEPT SHARE DATA)

Sales, net                                                      $     40,793      $     51,792      $    189,351     $     59,253

Gross profit                                                          17,204            23,853            98,729           30,653

(Loss) income from continuing operations                              (4,216)           (9,493)           20,596           (1,322)

Income from discontinued operations (a) (b)                              135             4,013                --               --

Net (loss) income                                                     (4,081)           (5,480)           20,596           (1,322)

 (Loss) income from continuing operations per common share:
        Basic & Diluted                                         $      (0.19)     $      (0.43)     $       0.93     $      (0.06)

 Income from discontinued operations per common share:
        Basic & Diluted                                         $       0.01      $       0.18      $         --     $         --
                                                                -------------     -------------     -------------    -------------

 Net (loss) income per common share:
        Basic & Diluted                                         $      (0.18)     $      (0.25)     $       0.93     $      (0.06)
                                                                =============     =============     =============    =============

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

     The Company carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Securities Exchange Act of 1934 Rules 13a-15(c) and 15d-15(e), as of the end of the period covered by this report. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective in enabling the Company to record, process, summarize and report information required to be included in the Company's periodic SEC filings within the required time period. In connection with such evaluation, no change in our internal control over financial reporting occurred during the last fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

     Not applicable.

                                    PART III
                                    --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Except for the information required to be disclosed regarding our code of conduct and ethics under Item 406 of Regulation S-K, Item 10 is incorporated by reference from the Company's 2005 Proxy Statement to be filed with the Securities and Exchange Commission.

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

ITEM 11.  EXECUTIVE COMPENSATION

     Incorporated by reference from the Company's 2005 Proxy Statement to be filed with the Securities and Exchange Commission.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     Incorporated by reference from the Company's 2005 Proxy Statement to be filed with the Securities and Exchange Commission.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated by reference from the Company's 2005 Proxy Statement to be filed with the Securities and Exchange Commission.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

     Incorporated by reference from the Company's 2005 Proxy Statement to be filed with the Securities and Exchange Commission.


                                     PART IV
                                     -------

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) List of documents filed as part of this report:

     (1) Financial Statements:
         ---------------------

                                                                                                             PAGE
                                                                                                             ----
         Report of Independent Registered Public Accounting Firm............................................. F-1
         Consolidated Balance Sheets at December 31, 2004 and 2003........................................... F-2
         Consolidated Statements of Operations for the Years Ended December 31, 2004, 2003 and 2002.......... F-3
         Consolidated Statements of Shareholders' Equity and Comprehensive Income for the Years Ended
            December 31, 2004, 2003 and 2002................................................................. F-4
         Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, 2003 and 2002.......... F-5
         Notes to Consolidated Financial Statements.......................................................... F-6

     (2) Financial Statement Schedules:
         ------------------------------

              All schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements and Notes thereto.

     (3) List of Exhibits:
         -----------------

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER       DESCRIPTION
------       -----------

   2.1 Acquisition Agreement, dated as of March 18, 2002, by and among Hines Horticulture, Inc., Hines Nurseries, Inc., Sun Gro Horticulture, Inc., Sun Gro Horticulture Canada Ltd. And Sun Gro Horticulture Income Fund. (1)
   2.2 Asset Purchase Agreement, dated as of March 26, 2002, by and between Sun Gro Horticulture, Inc. and Sun Gro Horticulture Canada Ltd. (1)
   2.3 Underwriting Agreement, dated as of March 18, 2002, by and among Hines Horticulture, Inc., Sun Gro Horticulture, Inc. and Sun Gro Horticulture Income Fund. (1)
   3.1       Restated Certificate of Incorporation of Hines Horticulture, Inc.
             (3)
   3.2       Amended and Restated By-laws of Hines Horticulture, Inc. (3)
   4.1 Indenture, dated as of September 30, 2003, between Hines Nurseries, Inc., Hines Horticulture, Inc., the Subsidiary Guarantors named therein and the Bank of New York, as Trustee, relating to Hines Nurseries, Inc.'s $175,000,000 10.25% Senior Notes due 2011. (4)
   4.2 Holdings Guaranty dated September 30, 2003, by Hines Horticulture, Inc., in favor of and for the benefit of, Deutsche Bank Trust Company Americas, as Guaranteed Party. (4)
   4.3       Form of 144A Senior Note due 2011. (4)
   4.4       Form of Senior Note due 2011. (4)
   4.5       Form of Regulation S Senior Note due 2011. (4)
   4.6 Registration Rights Agreement, dated as of September 30, 2003, between Hines Nurseries, Inc., Hines Horticulture, Inc., Hines SGUS Inc., Enviro-Safe Laboratories, Inc. and the Initial Purchasers named therein. (4)
  10.1 Employment Agreement dated as of August 3, 1995 between Hines Horticulture and Robert A. Ferguson. +*
  10.2 Employment Agreement dated as of August 4, 1995 between Hines Horticulture and Claudia M. Pieropan.(2)*
  10.3       1998 Long-Term Equity Incentive Plan. +(3)*
  10.4       Form of Incentive Stock Option Agreement. (3)*
  10.5 Stock Purchase Agreement dated September 9, 1999 between Hines Nurseries, Inc. and those individuals whose names are set forth on the Signature Page to Stock Purchase Agreement. +
  10.6 Purchase Agreement by and among Hines Nurseries, Inc., Lovell Farms, Inc., Botanical Farms, Inc., Warren W. Lovell III, Jeffrey
             S. Lovell, Jenifer E. Moreno, as Trustee of the Trace Lovell Family Investment Trust and Enrique A. Yanes, Dated as of March 3, 2000. (5)
  10.7 Warrant and Guarantee Agreement, dated November 28, 2000 by and between Hines Horticulture, Inc., Hines Nurseries, Inc. and Madison Dearborn Capital Partners, L.P. (6)
  10.8 Warrant, dated November 28, 2000, issued by Hines Horticulture, Inc. to Madison Dearborn Capital Partners, L.P. (6)
  10.9 Amended and Restated Promissory Note by Blooming Farm, Inc. in favor of Hines Nurseries, Inc. dated September 22, 2003. (4)
  10.10 Amended and Restated Secured Promissory Note by Blooming Farm, Inc. in favor of Hines Nurseries, Inc. dated September 22, 2003.
             (4)
  10.11 Amended and Restated Ground Lease dated September 1, 1996 by and between The Irvine Company and Hines Horticulture, Inc. (4) **
  10.12 Addendum No. 1 to Amended and Restated Ground Lease dated October 29, 1996 by and between The Irvine Company and Hines Horticulture, Inc. (4)
  10.13 Addendum No. 2 to Amended and Restated Ground Lease dated December 18, 1997 by and between The Irvine Company and Hines Horticulture, Inc. (4)
  10.14 Addendum No. 3 to Amended and Restated Ground Lease dated May 19, 2003 by and between The Irvine Company and Hines Nurseries, Inc.
             (4) **
  10.15 Letter Agreement dated September 18, 2003 by and between The Irvine Company and Hines Nurseries, Inc. (4)**
  10.16 Credit Agreement dated September 30, 2003 among Hines Nurseries, Inc., Enviro-Safe Laboratories, Inc., and Hines SGUS Inc., as Borrowers, the lenders listed therein, Deutsche Bank Trust Company Americas, as Agent, Fleet Capital Corporation and Lasalle Business Credit, LLC, as Co-Syndication Agents, and Harris Trust and Savings Bank and Wells Fargo Bank, N.A., as Co-Documentation Agents. (4)

  10.17 Security Agreement, dated September 30, 2003, among Hines Nurseries, Inc., Enviro-Safe Laboratories, Inc. Hines SGUS Inc., and Hines Horticulture, Inc., as Grantors, and Deutsche Bank Trust Company Americas, as agent for and representative of the beneficiaries named therein. (4)
  10.18 Registration Agreement dated as of June 11, 1998 by and between Hines Holdings, Inc. and MDCP. (3)
  21.1       Subsidiaries of the Company. (7)
  23.1       Consent of independent registered public accounting firm (+)
  31.1 Certification of CEO pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(+)
  31.2 Certification of CFO pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(+)
  32.1       Certification of Chief Operating Officer pursuant to 18 U.S.C.
             Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (+)(++)
  32.2       Certification of Chief Financial Officer pursuant to 18 U.S.C.
             Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (+)(++)

----------------
+        Filed herewith.
*        Management contract or compensatory arrangement.
** Confidential treatment requested as to certain portions of the exhibit which have been filed separately with the Securities and Exchange Commission
++ This certification shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.
(1) Incorporated by reference to Hines Horticulture, Inc.'s Form 8-K filed on April 10, 2002.
(2) Incorporated by reference to Hines Holdings, Inc.'s Registration Statement on Form S-4, File No. 33-99452, filed on November 15, 1995 and amended on December 22, 1995 and January 6, 1996.
(3) Incorporated by reference to Hines Horticulture, Inc.'s Registration Statement on Form S-1, File No. 333-51943, filed on May 6, 1998 and amended on May 26 1998 and June 16, 1998.
(4) Incorporated by reference to Hines Horticulture, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003
(5) Incorporated by reference to Hines Horticulture, Inc.'s Form 8-K filed on March 17, 2000.
(6) Incorporated by reference to Hines Horticulture, Inc.'s Form 8-K filed on November 29, 2000.
(7) Incorporated by reference to Hines Horticulture, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2003.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 23, 2005.

                                              HINES HORTICULTURE, INC.

                                              By:  /s/ Claudia M. Pieropan
                                                   ----------------------------
                                                   Claudia M. Pieropan
                                                   Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 23, 2005.


SIGNATURE                       CAPACITY
---------                       --------


/s/ Robert A. Ferguson          President, Chief Executive Officer and Director
---------------------------     (Principal Executive Officer)
Robert A. Ferguson


/s/ Claudia M. Pieropan         Chief Financial Officer, Secretary and Treasurer
---------------------------     (Principal Financial and Accounting Officer)
Claudia M. Pieropan


/s/ Thomas R. Reusche           Director and Chairman of the Board
---------------------------
Thomas R. Reusche


/s/ Douglas D. Allen            Director
---------------------------
Douglas D. Allen


/s/ Stan R. Fallis              Director
---------------------------
Stan R. Fallis


/s/ James R. Tennant            Director
---------------------------
James R. Tennant


/s/ G. Ronald Morris            Director
---------------------------
G. Ronald Morris


/s/ Paul R. Wood                Director
---------------------------
Paul R. Wood

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors and
Shareholders of Hines Horticulture, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows present fairly, in all material respects, the financial position of Hines Horticulture, Inc. at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets," and the provisions of Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets."

As discussed in Note 1 to the consolidated financial statements, on March 27, 2002, the Company sold the assets of its wholly owned subsidiary, Sun Gro Horticulture, Inc.



/s/ PricewaterhouseCoopers LLP

Orange County, California
March 14, 2005

                                     HINES HORTICULTURE, INC.
                                   CONSOLIDATED BALANCE SHEETS
                            (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


                                                                           DECEMBER 31,
                                                                ---------------------------------
                                                                     2004               2003
                                                                --------------     --------------
                           ASSETS
                           ------

CURRENT ASSETS:
        Cash                                                    $          --      $          --
        Accounts receivable, net of allowance for
           doubtful accounts of $456 and $601                          19,969             23,724
        Inventories                                                   181,133            173,090
        Prepaid expenses and other current assets                       3,072              3,157
                                                                --------------     --------------

                Total current assets                                  204,174            199,971
                                                                --------------     --------------

FIXED ASSETS, net                                                     131,536            136,435

DEFERRED FINANCING EXPENSES, net of
   accumulated amortization of $2,227 and $443                          8,883             10,589

DEFERRED INCOME TAXES                                                   9,210             13,690

GOODWILL                                                               43,926             42,979
                                                                --------------     --------------

                                                                $     397,729      $     403,664
                                                                ==============     ==============

              LIABILITIES AND SHAREHOLDERS' EQUITY
              ------------------------------------

CURRENT LIABILITIES:
        Accounts payable                                        $      11,958      $      10,104
        Accrued liabilities                                             9,820              9,234
        Accrued payroll and benefits                                    5,900              6,971
        Accrued interest                                                5,194              5,073
        Interest rate swap agreement, current portion                     895              5,320
        Long-term debt, current portion                                 5,719              5,789
        Borrowings on revolving credit facility                        23,609             30,318
        Deferred income taxes                                          66,445             65,186
                                                                --------------     --------------

                Total current liabilities                             129,540            137,995
                                                                --------------     --------------

LONG-TERM DEBT                                                        203,571            209,287

OTHER LIABILITIES                                                       3,652              3,652

COMMITMENT AND CONTINGENCIES (Note 7)

SHAREHOLDERS' EQUITY
        Common stock
           Authorized - 60,000,000 shares,  $.01 par value;
           Issued and outstanding - 22,072,549
           shares at December 31, 2004 and 2003                           221                221

        Additional paid-in capital                                    128,781            128,781
        Accumulated deficit                                           (68,036)           (76,272)
                                                                --------------     --------------

        Total shareholders' equity                                     60,966             52,730
                                                                --------------     --------------

                                                                $     397,729      $     403,664
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

                                               F-2

                                                 HINES HORTICULTURE, INC.
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                         (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                    YEAR ENDED DECEMBER 31,
                                                                      ----------------------------------------------------
                                                                           2004               2003               2002
                                                                      --------------     --------------     --------------
Sales, net                                                            $     335,168      $     341,189      $     339,359
Cost of goods sold                                                          170,694            170,750            169,807
                                                                      --------------     --------------     --------------

    Gross profit                                                            164,474            170,439            169,552
                                                                      --------------     --------------     --------------

Selling and distribution expenses                                           103,011            101,557             99,154
General and administrative expenses                                          22,321             22,592             25,976
Other operating loss (income)                                                   596              1,635             (2,792)
                                                                      --------------     --------------     --------------
    Total operating expenses                                                125,928            125,784            122,338
                                                                      --------------     --------------     --------------

    Operating income                                                         38,546             44,655             47,214

Other expenses
   Interest expense                                                          27,151             24,927             25,205
   Interest rate swap agreement (income) expense                             (4,425)            (2,710)             2,573
   Amortization of deferred financing expense                                 1,784              3,771              4,383
   Loss on debt extinguishment                                                   --              9,235              1,739
                                                                      --------------     --------------     --------------
                                                                             24,510             35,223             33,900
                                                                      --------------     --------------     --------------

Income before provision for income taxes, discontinued operations
     and cumulative effect of change in accounting principle                 14,036              9,432             13,314

Income tax provision                                                          5,800              3,867              5,456
                                                                      --------------     --------------     --------------

Income from continuing operations before discontinued operations
     and cumulative effect of change in accounting principle                  8,236              5,565              7,858

Income (loss) from discontinued operations, net of tax (benefit)
     expense of $0, $(2,784) and $10,442                                         --              4,148             (5,413)

Cumulative effect of change in accounting principle, net of tax
     benefit of $23,609                                                          --                 --            (55,148)
                                                                      --------------     --------------     --------------

Net income (loss)                                                     $       8,236      $       9,713      $     (52,703)
                                                                      ==============     ==============     ==============


Basic and diluted earnings per share:

   Income per common share from continuing operations                 $        0.37      $        0.25      $        0.36
   Income (loss) per common share from  discontinued operations       $          --      $        0.19      $       (0.25)
   Cumulative effect of change in accounting principle                $          --      $          --      $       (2.50)
                                                                      --------------     --------------     --------------

   Net income (loss) per common share                                 $        0.37      $        0.44      $       (2.39)
                                                                      ==============     ==============     ==============

Weighted average shares outstanding-Basic                                22,072,549         22,072,549         22,072,549
                                                                      ==============     ==============     ==============
Weighted average shares outstanding-Diluted                              22,121,182         22,072,549         22,078,012
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

                                                           F-3

                                                      HINES HORTICULTURE, INC.
                              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                                              (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


                                            COMMON STOCK                                   ACCUMULATED
                                      ------------------------   ADDITIONAL                   OTHER
                                       NUMBER OF                  PAID-IN    ACCUMULATED  COMPREHENSIVE  SHAREHOLDERS' COMPREHENSIVE
                                        SHARES        AMOUNT      CAPITAL      DEFICIT    INCOME (LOSS)     EQUITY     INCOME (LOSS)
                                      -----------  -----------  -----------  -----------  -------------  ------------  -------------

BALANCE, December 31, 2001            22,072,549   $      221   $  128,781   $  (33,282)   $   (6,975)   $   88,745    $    1,308
                                      -----------  -----------  -----------  -----------   -----------   -----------   ===========


  Net loss                                    --           --           --      (52,703)           --       (52,703)      (52,703)
  Cumulative foreign currency
    translation adjustments, net
    of tax expense of $3,614                  --           --           --           --         5,200         5,200         5,200
  Accumulated other comprehensive
    loss, net of tax expense of $388          --           --           --           --           560           560           560
                                      -----------  -----------  -----------  -----------   -----------   -----------   -----------
BALANCE, December 31, 2002            22,072,549          221      128,781      (85,985)       (1,215)       41,802       (46,943)
                                      -----------  -----------  -----------  -----------   -----------   -----------   ===========


  Net income                                  --           --           --        9,713            --         9,713         9,713
  Accumulated other comprehensive
    loss, net of tax expense of $843          --           --           --           --         1,215         1,215         1,215
                                      -----------  -----------  -----------  -----------   -----------   -----------   -----------
BALANCE, December 31, 2003            22,072,549          221      128,781      (76,272)           --        52,730        10,928
                                      -----------  -----------  -----------  -----------   -----------   -----------   ===========


  Net income                                  --           --           --        8,236            --         8,236         8,236
                                      -----------  -----------  -----------  -----------   -----------   -----------   -----------
BALANCE, December 31, 2004            22,072,549   $      221   $  128,781   $  (68,036)   $       --    $   60,966    $    8,236
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

                                                                F-4

                                             HINES HORTICULTURE, INC.
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (DOLLARS IN THOUSANDS)


                                                                                  YEAR ENDED DECEMBER 31,
                                                                          ----------------------------------------
                                                                             2004           2003           2002
                                                                          ----------     ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                                      $   8,236      $   9,713      $ (52,703)
   (Income) loss from discontinued operations                                    --         (4,148)         5,413
   Adjustments to reconcile net income (loss) to
      net cash provided by operating activities:
        Cumulative effect of accounting change                                   --             --         55,148
        Depreciation, depletion and amortization                             10,681          9,394          8,565
        Amortization of deferred financing costs                              1,785          3,771          4,383
        Interest rate swap agreement (income) expense                        (4,425)        (2,710)         2,573
        Loss on extinguishment of debt                                           --          9,235          1,739
        Deferred income taxes                                                 5,739          3,867          5,456
        Loss (gain) on disposition of fixed assets                               87             73         (2,793)
                                                                          ----------     ----------     ----------
                                                                             22,103         29,195         27,781
Change in working capital accounts:
   Accounts receivable                                                        3,755          1,790          2,344
   Inventories                                                               (8,318)        (3,188)        (5,306)
   Prepaid expenses and other current assets                                     85         (1,305)            42
   Accounts payable and accrued liabilities                                   1,490         (3,799)         4,851
                                                                          ----------     ----------     ----------
                Net cash provided by operating activities                    19,115         22,693         29,712
                                                                          ----------     ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of fixed assets                                                  (5,869)        (5,589)        (7,209)
   Proceeds from sale of fixed assets                                            --             --          3,584
   Proceeds from sale of discontinued operations                                 --          5,778        118,948
   Proceeds from land sale option                                               275            275             --
   Leasehold incentive proceeds                                                  --          2,000             --
   Contingent consideration for acquisitions                                   (947)            --         (1,265)
   Net cash used by discontinued operations                                      --             --         (4,320)
                                                                          ----------     ----------     ----------
                Net cash (used in) provided by investing activities          (6,541)         2,464        109,738
                                                                          ----------     ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net repayment on revolving line of credit                                 (6,709)       (42,432)       (27,250)
   Proceeds from the issuance of long-term debt                                  --        215,000             --
   Repayments of long-term debt                                              (5,786)      (180,555)      (108,000)
   Deferred financing costs                                                     (79)       (11,637)        (4,200)
   Redemption premium on early payment of subordinated notes                     --         (5,533)            --
                                                                          ----------     ----------     ----------
                Net cash used in financing activities                       (12,574)       (25,157)      (139,450)
                                                                          ----------     ----------     ----------


NET CHANGE IN CASH                                                               --             --             --

CASH, beginning of period                                                        --             --             --
                                                                          ----------     ----------     ----------

CASH, end of period                                                       $      --      $      --      $      --
                                                                          ==========     ==========     ==========

Supplemental disclosure of cash flow information:

   Cash paid for interest - Continuing Operations                         $  26,481      $  25,833      $  22,797
   Cash paid for interest - Discontinued Operations                       $      --      $      --      $     528

   Cash paid for income taxes - Continuing Operations                     $      33      $     457      $      81
   Cash paid for income taxes - Discontinued Operations                   $      --      $      --      $   1,162


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

                                                         For the years ended December 31,
                                                         --------------------------------
                                                              2003              2002
                                                         --------------    --------------
Income from operations of discontinued
    Sun Gro-U.S., net of tax                             $          --     $         153

Gain (loss) on disposal of Sun Gro-U.S., net
    of tax (benefit) expense of $(2,784) and $10,442             4,148            (5,566)
                                                         --------------    --------------
Income (loss) on discontinued operations,
    Net of tax                                           $       4,148     $      (5,413)
                                                         ==============    ==============

     In connection with the sale of Sun Gro, the Canadian Customs & Revenue Authority ("CCRA") required that approximately $13,136 Canadian of the gross proceeds from the sale be withheld in an escrow account pending the determination of whether certain aspects of the sale were taxable for Canadian purposes. The proceeds withheld were not included in the initial measurement of the loss on the sale of Sun Gro. In 2002, the Company filed a tax return, submitted a tax payment of $8,219 Canadian from the escrow funds and submitted a claim for refund on the basis that the transaction is exempt from tax for Canadian purposes. The balance of the escrow funds of $4,917 Canadian (US$3,146) was then remitted to us and was recorded in the fourth quarter of 2002 as an adjustment to the loss on the sale of Sun Gro. On September 30, 2003, the CCRA completed its assessment of our tax return in which it determined that the transaction was exempt from tax for Canadian purposes and issued a refund to us of all tax paid, plus accrued interest. We received the refund check of $8,663 Canadian (US $6,278) on October 2, 2003 and recorded it in the third quarter of 2003 as an adjustment to the loss on the sale of Sun Gro.

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

     ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS: Trade accounts receivable are recorded at the invoiced amount and does not bear interest. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. The allowance for doubtful accounts is maintained at a level believed adequate by management to reflect the probable losses in the trade receivable due to customer default, insolvency or bankruptcy. The provision is established by management using the following criteria: customer credit history, customer current credit rating and other relevant factors, and is re-evaluated on a quarterly basis. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. All other balances are reviewed on a pooled basis by type of receivable. The allowance is increased by provisions to bad debt expense charged against income. All recoveries on trade receivables previously charged off are credited to the accounts receivable recovery account charged against income, while direct charge-offs of trade receivables are deducted from the allowance.

     Activity with respect to the Company's allowance for doubtful accounts receivable is summarized as follows:

                                                     For the Years Ended December 31,
                                                     --------------------------------
                                                 2004              2003             2002
                                            --------------    -------------     -------------
     Beginning balance                      $          601    $       1,997     $       1,303
     Adjustment to expense                             (88)             163             1,049
     Amounts written off                               (57)          (1,559)             (355)
                                            ---------------   --------------    --------------
     Ending balance                         $          456    $         601     $       1,997
                                            ===============   ==============    ==============

     CONCENTRATION OF CREDIT RISK
     ----------------------------

     The Company is subject to credit risk primarily through its accounts receivable balances. The Company does not require collateral for its accounts receivable. The Company's largest customer, The Home Depot, accounted for approximately 45%, 47% and 47% of the Company's consolidated net sales, excluding discontinued operations, in 2004, 2003 and 2002, respectively. The Company's second largest customer, Lowe's Companies, Inc., accounted for approximately 16%, 14% and 12% of its net sales in 2004, 2003 and 2002, respectively. No other customer accounts for more than 10% of net sales. These two customers represented 56% and 54% of accounts receivable before the allowance for doubtful accounts at December 31, 2004 and 2003, respectively. No other customers represented more than 10% of our accounts receivable.

                            HINES HORTICULTURE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

     AMORTIZATION OF DEFERRED FINANCING EXPENSES
     -------------------------------------------

     Deferred financing expenses are being amortized using a method, which approximates the effective interest method over the term of the associated financing agreements of approximately three to seven years. As a result of the Company's refinancing of both the amended and restated Senior Credit Facility and Senior Notes, $11,110 was capitalized as deferred financing fees.

     DEPRECIATION
     ------------

     Fixed assets are stated at cost less accumulated depreciation. Interest is capitalized for qualifying assets during the assets' acquisition period. The Company capitalized $36 for the year ended December 31, 2004 and no interest was capitalized for the years ended December 31, 2003 and 2002. Capitalized interest is recorded as part of the asset to which it relates and is depreciated over the respective asset's estimated useful life. Depreciation has been provided for on the straight-line method over the following estimated economic useful lives:

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

     IMPAIRMENT OF LONG-LIVED ASSETS
     -------------------------------

     In accordance with SFAS No. 144, long-lived assets and intangible assets with determinate lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates potential impairment by comparing the carrying amount of the asset with the estimated undiscounted future cash flows associated with the use of the asset and its eventual disposition. Should the review indicate that the asset is not recoverable, the Company's carrying value of the asset would be reduced to its estimated fair value, which is generally measured by future discounted cash flows.

     GOODWILL
     --------

     On January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," whereby goodwill is no longer amortized, but instead is subject to a periodic impairment review. As the Company's operations are comprised of one reporting unit, the Company reviews the recoverability of its goodwill by comparing the Company's fair value to the net book value of its assets. If the book value of the Company's assets exceeds the Company's fair value, the goodwill is written down to its implied fair value. The Company evaluates the carrying value of goodwill in the fourth quarter of each year and when events and circumstances indicate that the assets may be impaired. At December 31, 2004, the Company determined an impairment of goodwill had not occurred.

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

     ADVERTISING
     -----------

     The Company expenses advertising costs at the time the advertising first takes place. Advertising expense was $860, $884 and $1,025 for the years ended December 31, 2004, 2003 and 2002, respectively, excluding the discontinued operations.

     ACCRUED LIABILITIES
     -------------------

     Accrued liabilities include amounts accrued for expected claims costs relating to our insurance programs for workers' compensation and auto liabilities. The Company has large deductibles for these lines of insurance, which means the Company must pay the portion of each claim that falls below the deductible amount. Expected claims costs are based on an actuarial analysis that considers our current payroll and automobile profile, recent claims history, insurance industry loss development factors and the deductible amounts. Expected claims costs for each year are accrued on a ratable monthly basis with a corresponding charge against income. The adequacy of the accruals is reviewed at the end of each quarter. The accruals for the expected costs relating to the insurance programs for workers' compensation and auto liabilities are maintained at levels believed by the Company's management to adequately reflect its claims obligations.

     COMPREHENSIVE INCOME
     --------------------

     Comprehensive income encompasses all changes in equity other than those arising from transactions with stockholders, and consist of net income, currency translation adjustments and unrealized net gains and losses on cash flow hedges. As a result of the sale of Sun Gro and the debt refinancing, there are no items in accumulated other comprehensive income at December 31, 2004 and 2003.

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

                            HINES HORTICULTURE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

     EARNINGS PER SHARE ("EPS")
     --------------------------

     Earnings per share are calculated in accordance with SFAS No. 128 "Earnings per Share" ("SFAS No. 128"), which requires the Company to report both basic earnings per share, based on the weighted-average number of common shares outstanding, and diluted earnings per share, based on the weighted-average number of common shares outstanding adjusted to include the potentially dilutive effect of outstanding stock options and warrants. For the years ended December 31, 2004 and 2002, the incremental shares related to 440,000 warrants outstanding increased fully diluted shares by 48,633 and 5,463, respectively. For the year ended December 31, 2003, the incremental shares of 578,350 were excluded from the computation of diluted earnings per share because they would have been anti-dilutive. Additionally, for the years ended December 31, 2004, 2003 and 2002, shares related to employee stock options in the amount of 1.1 million, 1.0 million and 0.3 million, respectively, were excluded from the computation of diluted earnings per share because they would have been anti-dilutive.

     SHIPPING AND HANDLING FEES AND COSTS
     ------------------------------------

     In September 2000, the Emerging Issues Task Force ("EITF") reached a final consensus on Issue No. 00-10 "Accounting for Shipping and Handling Fees and Costs" ("EITF No. 00-10"). The EITF concluded that amounts billed to a customer in a sale transaction related to shipping and handling should be classified as revenue. Shipping and handling fees included as revenue totaled $28,888, $30,276 and $27,229 for the years ended December 31, 2004, 2003 and 2002, respectively, excluding those attributable to discontinued operations.

     The Company classifies shipping and handling costs as part of selling and distribution expenses. Shipping and handling costs were $69,702, $70,866 and $69,044 for the years ended December 31, 2004, 2003 and 2002, respectively, excluding those attributable to discontinued operations.

     DERIVATIVES
     -----------

     Derivative instruments are accounted in accordance with SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). The Company's only derivative instrument is an interest rate swap agreement that does not qualify for hedge accounting treatment under SFAS No. 133 and therefore is marked to market (see Note 4).

     STOCK-BASED COMPENSATION
     ------------------------

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

                                                                YEAR ENDED DECEMBER 31,
                                                                -----------------------
                                                           2004          2003          2002
                                                        ---------     ---------     ---------
           Net income (loss), as reported               $  8,236      $  9,713      $(52,703)
           Stock option expense, net of tax benefit
             of $175, $338 and $755                         (252)         (486)       (1,086)
                                                        ---------     ---------     ---------
           Pro forma net income (loss)                  $  7,984      $  9,227      $(53,789)
                                                        =========     =========     =========
           Earnings per share:
           Basic and diluted - as reported              $   0.37      $   0.44      $  (2.39)
                                                        =========     =========     =========
           Basic and diluted - pro forma                $   0.36      $   0.42      $  (2.44)
                                                        =========     =========     =========

                            HINES HORTICULTURE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

     The Company estimates the weighted average fair value of each stock option on the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                         2004          2003          2002
                                         ----          ----          ----

           Dividend Yield                    0%            0%            0%
           Expected volatility           83.86%        74.95%        74.16%
           Risk-free interest rate        3.48%         3.77%         3.36%
           Expected life             Four years     Six years     Six years

     ACCOUNTING PRONOUNCEMENTS ADOPTED
     ---------------------------------

     In December 2004, the FASB issued FASB Staff Position 109-1, "Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004" ("FSP 109-1"). FSP 109-1 provides a special deduction on qualified production activities in accordance with FASB Statement No. 109 and that the special deduction should be considered by an enterprise in (a) measuring deferred taxes when graduated tax rates are a significant factor and (b) assessing whether a valuation allowance is necessary as required by FASB Statement No. 109. FSP 109-1 is effective upon its issuance. The adoption of FSP109-1 did not have a material impact on the Company's consolidated financial statements.

     NEW ACCOUNTING PRONOUNCEMENTS
     -----------------------------

     In November 2004, the FASB issued SFAS No. 151, "Inventory Costs--an amendment of ARB No. 43, Chapter 4" ("SFAS No. 151"). This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is in the process of evaluating the impact of SFAS No. 151 on its financial statements and will adopt the provisions of this statement in the first quarter of fiscal 2006.

     In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R"), which replaces SFAS No. 123 and supercedes APB Opinion No. 25. SFAS No. 123R addresses the accounting for transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options and restrictive stock grants and units, to be recognized as a compensation cost based on their fair values. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. The Company is required to adopt SFAS No. 123R no later than July 3, 2005. Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company is evaluating the requirements of SFAS No. 123R and expect that the adoption of SFAS No. 123R to have a material impact on our consolidated results of operations.

     RECLASSIFICATIONS
     -----------------

     Certain prior year amounts have been reclassified to conform to current year presentations.

                            HINES HORTICULTURE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

2.   INVENTORIES
     -----------

     Inventories consisted of the following:

                                                                        December 31,
                                                              --------------------------------
                                                                   2004              2003
                                                              --------------    --------------
         Nursery stock                                        $     169,908     $     162,861
         Materials and supplies                                      11,225            10,229
                                                              --------------    --------------
                                                              $     181,133     $     173,090
                                                              ==============    ==============

3.   FIXED ASSETS
     ------------

     Fixed assets consisted of the following:

                                                                        December 31,
                                                              --------------------------------
                                                                   2004              2003
                                                              --------------    --------------
         Land                                                 $      30,141     $      31,570
         Buildings and improvements                                  97,652            93,972
         Machinery and equipment                                     35,824            34,408
         Software                                                    19,837            18,247
         Construction in progress                                     6,244             5,804
                                                              --------------    --------------
                                                                    189,698           184,001
         Less accumulated depreciation                              (58,162)          (47,566)
                                                              --------------    --------------

               Fixed assets, net                              $     131,536     $     136,435
                                                              ==============    ==============

4.   INTEREST RATE SWAP AGREEMENT
     ----------------------------

     In May 2000, the Company entered into an interest rate swap agreement to economically hedge $75,000 of debt. This interest rate swap agreement does not qualify for hedge accounting treatment under SFAS No. 133 and therefore is marked to market. The interest rate swap agreement effectively changes the Company's exposure on its variable-rate interest payments to fixed-rate interest payments (7.13%) based on the 3-month LIBOR rate in effect at the beginning of each quarterly period. Despite the refinancing of long-term debt (see Note 6), the interest rate swap agreement remains outstanding and matured in February 2005. The estimated fair value of the Company's obligation under the interest rate swap agreement was $895 at December 31, 2004.

     Effective January 1, 2001, the Company adopted the provisions of SFAS No. 133, as amended. Adopting the provisions of SFAS No. 133 on January 1, 2001 resulted in a cumulative after-tax charge to accumulated other comprehensive income as of January 1, 2001 of $2,334, representing the fair value of the interest rate swap agreement, net of tax. This amount was being amortized as interest rate swap agreement expense over the term of the debt. At December 31, 2002, accumulated other comprehensive loss had a balance, net of tax, of $(1,215). For the year ended December 31, 2003, $420 was amortized and the balance of $795 was written off as a loss on debt extinguishment due to the Refinancing. For the year ended December 31, 2004, the Company recognized pre-tax income $4,425 reported as interest rate swap agreement income in the condensed consolidated statements of operations. For the year ended December 31, 2003, the Company recognized pre-tax income $2,710 reported as interest rate swap agreement income in the condensed consolidated statements of operations. This was comprised of a $3,421 gain related to the change in the fair value of the interest rate swap agreement, offset by $711 of pre-tax amortization of other comprehensive income. In addition, as a result of the refinancing of long-term debt, the Company recognized the remaining pre-tax unamortized value of the interest rate swap agreement of $1,347 as loss on debt extinguishment in the 2003 statement of operations. For the year ended December 31, 2002, the Company recognized $2,573 as interest rate swap agreement expense in the condensed consolidated statements of operations.

                            HINES HORTICULTURE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

5.   REVOLVING LINES OF CREDIT
     -------------------------

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

          The Senior Credit Facility requires Hines Nurseries and its subsidiaries to meet specific covenants and financial ratios, including a minimum fixed charge coverage test, a maximum leverage test and a maximum capital expenditure test. The new Senior Credit Facility contains customary representations and warranties and customary events of default and other covenants. As of December 31, 2004, the Company was in compliance with all covenants.

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

          BORROWING BASE. Availability of borrowings under the revolving facility are subject to a borrowing base consisting of the sum of (i) 85% of eligible accounts receivable plus (ii) the lesser of (x) up to 55% of eligible inventory or (y) 85% of the appraised net orderly liquidation value of eligible inventory. The Company must deliver borrowing base certificates and reports at least monthly. The borrowing base also may be subject to certain other adjustments and reserves to be determined by the agent. Eligible accounts receivable of both The Home Depot, the Company's largest customer, and Lowe's Companies, Inc., its second largest customer, may not exceed 30% of total eligible accounts receivable at any time. At December 31, 2004, the Company had $53,159 of available credit.

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

6.   LONG-TERM DEBT
     --------------

                                                                    December 31,    December 31,
                                                                        2004            2003
                                                                    ------------    ------------

Senior Credit Facility - term loan at the bank's reference rate plus 2.25% or the LIBOR rate plus 3.25%. Interest rates were
5.46% and 4.44% at December 31, 2004 and 2003, respectively         $    34,285     $    40,000

Senior Notes, interest at 10.25% payable semi-annually on each
April 1 and October 1, maturing on October 1, 2011                      175,000         175,000

Other obligations due at various dates through 2005                           5              76
                                                                    ------------    ------------
                                                                        209,290         215,076

Less current portion                                                      5,719           5,789
                                                                    ------------    ------------
                 Total long-term debt                               $   203,571     $   209,287
                                                                    ============    ============

     The following are the Company's estimated principal maturities of long-term debt outstanding for each of the next five years ending December 31 and thereafter:

         2005                                                 $       5,719
         2006                                                         5,714
         2007                                                         5,714
         2008                                                        17,143
         2009                                                            --
         Thereafter                                                 175,000
                                                              --------------

                    Total                                     $     209,290
                                                              ==============

     On September 30, 2003, the Company called for redemption its $78,000 in aggregate principal amount of the 12.75% Senior Subordinated Notes at a redemption price of 106% of the aggregate principal amount thereof ($82,680 at September 30, 2003), plus accrued and unpaid interest thereon through the date of redemption. In addition, the Company refinanced all debt outstanding under the previous credit facility. Payment of the redemption premium on the 12.75% Senior Subordinated Notes, the write-off of the unamortized deferred financing expenses and the write-off of the remaining other comprehensive income related to the FAS 133 adoption resulted in a loss on debt extinguishment of $9,235 in the year ended December 31, 2003.

     SENIOR CREDIT FACILITY - TERM LOAN. The term loan facility was drawn down in full in connection with the refinancing (see Note 5).

     SENIOR NOTES. On September 30, 2003, Hines Nurseries issued $175,000 of Senior Notes that mature on October 1, 2011. The Senior Notes bear interest at the rate of 10.25% per annum and will be payable semi-annually in arrears on each April 1 and October 1, which commenced on April 1, 2004.

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

7.   COMMITMENTS AND CONTINGENCIES
     -----------------------------

OPERATING LEASES

     The Company leases certain land, office, trucks and warehouse facilities under various renewable long-term operating leases, which expire through 2010. Certain of these leases include escalation clauses based upon changes in the consumer price index and/or the fair rental value of leased land. One of the operating land leases requires the Company to pay rent equal to the greater of
2.25 percent, increasing to 3 percent by the year 2010, of the sales derived from the related land, or a minimum per acre amount, as defined in the agreement. Total rent expense for continuing operations for these operating lease agreements for the years ended December 31, 2004, 2003 and 2002 was $7,033, $7,972 and $9,174, respectively.

     The following are the Company's future minimum annual payments under its non-cancelable operating leases for each of the next five years ending December 31 and thereafter:

                                    Continuing
                                    Operations
                                    ----------

         2005                       $     4,536
         2006                             3,359
         2007                             1,419
         2008                               802
         2009                               596
         Thereafter                       6,537
                                    ------------
                                    $    17,249
                                    ============

     In May 2003, the Company amended the lease for its 479-acre Irvine, California nursery headquarters. Under the amendment, the Company agreed to vacate 254 acres covered by the lease in 2006 in exchange for an extension of the term of the lease on 170 acres that was set to expire beginning in September 2003 to December 2010 and the lease of an additional 63 acres contiguous to its existing facility from July 2003 to December 2010. The landlord also agreed to assist with the costs of developing the new acreage and transition costs of up to $4,000, which include payments of $2,000 and percentage rent credits of up to $2,000. The payment of $2,000 is being amortized over the life of the lease. Additionally, the landlord also agreed to assist with the Company's objective of trying to secure beyond 2010 an acceptable nursery property relatively near its current location in Irvine, California, although the Company cannot be sure that it will be able to accomplish this objective.

                            HINES HORTICULTURE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

LEGAL MATTERS

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

8.   SHAREHOLDERS' EQUITY
     --------------------

     On June 22, 1998, the Board adopted the 1998 Long-Term Equity Incentive Plan (the "1998 Stock Plan")(which was approved by the Company's stock holders on June 1, 2000). The 1998 Stock Plan provides for grants of stock options, stock appreciation rights, restricted stock, performance awards and any combination of the foregoing to certain directors, officers and employees of the Company and its subsidiaries. The purpose of the 1998 Stock Plan is to provide such individuals with incentives to maximize shareholder value and otherwise contribute to the success of the Company and to enable the Company to attract, retain and reward the best available persons for positions of substantial responsibility. The options are granted at the fair market value of the shares underlying the options at the date of grant, and generally become exercisable over a four-year period and expire in ten years.

     On June 1, 2000, the Board adopted and approved to increase the number of shares of common stock available for issuance under the 1998 Stock Plan by 1.0 million shares. At December 31, 2004, the Company had reserved 3.6 million shares of its common stock for issuance upon exercise of options granted or to be granted under this plan.

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

     The Company adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") in 1998. As permitted by SFAS No. 123, the Company measures compensation cost in accordance with Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" and related interpretations, but provides pro forma disclosures of net income and earnings per share as if the fair value method (as defined in SFAS No. 123) had been applied. Had compensation cost been determined using the fair value method prescribed by SFAS No. 123, the Company's net income and earnings per share for the years ended December 31, 2004, 2003 and 2002 would have been as shown in
Note 1.

                            HINES HORTICULTURE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

     A summary of the status of the Company's stock option plan as of December 31 is presented below:

                                           2004                               2003                               2002
                               ------------------------------   ---------------------------------   -------------------------------

                                             Weighted Average                    Weighted Average                   Weighted Average
                                  Shares      Exercise Price         Shares       Exercise Price       Shares        Exercise Price
                               -------------  -------------     ---------------- ----------------   --------------  ----------------
Outstanding -beginning of year      989,723     $     6.22              271,078     $     8.33          2,824,814      $     9.81
Granted                             100,000           5.50            1,303,633           5.50                 --              --
Exercised                                --             --                   --             --                 --              --
Cancelled                           (21,800)          6.00             (584,988)          5.60         (2,553,736)           9.97
                               -------------                    ----------------                    --------------
Outstanding -end of year          1,067,923     $     6.15              989,723     $     6.22            271,078      $     8.33
                               =============                    ================                    ==============

Exercisable                       1,006,237     $     6.20              933,834     $     6.29            208,303      $     9.37
                               =============                    ================                    ==============

Weighted average fair value
  of options granted during period              $     5.18                          $     3.62                         $       --

     The weighted average remaining contractual life was seven years at December
31, 2004. As of December 31, 2004, expiration dates ranged from June 22, 2008 to
February 18, 2013.

                                                OUTSTANDING                                 EXERCISABLE
                            ----------------------------------------------------   ----------------------------
                                                 Average           Weighted                         Weighted
                               Number of        Remaining         Average of       Number of      Average of
Range of exercise price         Options       Contract Life     Exercise Price       Options     Exercise Price
--------------------------  ---------------  ---------------  ------------------   -----------   --------------
$3.32 to $5.00                      81,000        6.56             $     4.53          69,314      $   4.53
$5.50                              814,023        7.56                   5.50         764,023          5.50
$6.00 to $8.00                      43,800        4.82                   6.87          43,800          6.87
$11.00                             129,100        3.58                  11.00         129,100         11.00
                            ---------------                                        -----------

Total                            1,067,923        6.91             $     6.15       1,006,237      $   6.20
                            ===============                                        ===========

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

                            HINES HORTICULTURE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

9.   INCOME TAXES
     ------------

     The components of income (loss) before provision for income taxes and the provision for income taxes consisted of the following:

                                                For the Years Ended December 31,
                                        ------------------------------------------------
                                            2004             2003              2002
                                        -------------    -------------     -------------
Income (loss) before income taxes:
U.S.                                    $     14,036     $     10,796      $    (64,377)
Foreign                                           --               --             3,963
                                        -------------    -------------     -------------
                                        $     14,036     $     10,796      $    (60,414)
                                        =============    =============     =============


Income from continuing operations       $     14,036     $      9,432      $     13,314
Income from discontinued operations               --            1,364             5,029
Loss from SFAS No. 142 adjustment                 --               --           (78,757)
                                        -------------    -------------     -------------
                                        $     14,036     $     10,796      $    (60,414)
                                        =============    =============     =============


Current income tax provision:
Federal                                 $         --     $         --      $         --
State                                             61               --             1,400
Foreign                                           --               --               819
                                        -------------    -------------     -------------
                                        $         61     $         --      $      2,219
                                        -------------    -------------     -------------
Deferred provision (benefit):
Federal                                 $      5,085     $        959            (8,360)
State                                            654              124            (2,410)
Foreign                                           --               --               840
                                        -------------    -------------     -------------
                                               5,739            1,083            (9,930)
                                        -------------    -------------     -------------
                                        $      5,800     $      1,083      $     (7,711)
                                        =============    =============     =============

                            HINES HORTICULTURE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

     The reported provision for income taxes differs from the amount computed by applying the statutory federal income tax rate of 35 percent to income before provision for income taxes as follows:

                                                                For the Years Ended December 31,
                                                         ------------------------------------------------
                                                             2004            2003             2002
                                                         -------------    -------------     -------------
Provision computed at statutory rate                     $      4,913     $      3,779      $    (21,145)
Increase (decrease) resulting from:
State tax, net of federal benefit                                 632              506            (1,010)
Foreign taxes                                                      --               --               272
Goodwill                                                           --               --             8,881
Canada withholding tax                                             --           (3,344)            3,344
Meals and entertainment                                            89               80               118
Investment in Foreign Subsidiary                                   --               --             1,840
Other                                                             166               62               (11)
                                                         -------------    -------------     -------------
                                                         $      5,800     $      1,083      $     (7,711)
                                                         =============    =============     =============

Provision for continuing operations                      $      5,800     $      3,867      $      5,456
(Benefit from) provision for discontinued operations               --           (2,784)           10,442
Benefit for SFAS No. 142 adjustment                                --               --           (23,609)
                                                         -------------    -------------     -------------

                                                         $      5,800     $      1,083      $     (7,711)
                                                         =============    =============     =============

                            HINES HORTICULTURE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

DEFERRED TAX ASSETS (LIABILITIES) ARE COMPRISED OF THE FOLLOWING:

                                                          December 31,
                                                --------------------------------
                                                    2004               2003
                                                -------------      -------------
Deferred tax assets:
Net operating loss carryforwards                $     11,728       $     10,780
Book/tax difference in debt                              354              2,101
Intangible asset basis differences                    13,287             15,723
Other                                                    129                161
                                                -------------      -------------
     Gross deferred tax assets                        25,498             28,765
                                                -------------      -------------

Deferred tax liabilities:
Accrual to cash adjustment                           (66,445)           (65,186)
Fixed asset basis differences                        (16,288)           (15,075)
                                                -------------      -------------
     Gross deferred tax liabilities                  (82,733)           (80,261)
                                                -------------      -------------

Net deferred tax liability                      $    (57,235)      $    (51,496)
                                                =============      =============

Deferred income tax liability, current          $    (66,445)      $    (65,186)
Deferred income tax asset, non-current                 9,210             13,690
                                                -------------      -------------
                                                $    (57,235)      $    (51,496)
                                                =============      =============

     The Company derives significant benefits by qualifying to use the cash method of accounting for federal income tax purposes. Under the cash method, sales are included in taxable income when payments are received and expenses are deducted as they are paid. The primary benefit the Company receives is the ability to deduct the cost of inventory as it is incurred. The net benefit realized by the Company thus far is represented by the "Accrual to Cash Adjustment" item above. Because the items to which this "Accrual to Cash Adjustment" relate to are comprised of current assets and current liabilities in the consolidated balance sheets (such as inventory, accounts receivable, accounts payable, etc.), this deferred tax item is also characterized as current.

     At December 31, 2004, the Company had approximately $29,736 in net operating loss carryforwards for federal income tax reporting purposes. The Company's federal net operating losses begin to expire in 2020. In addition, the Company had approximately $27,803 in net operating loss carryforwards for state income tax reporting purposes. The Company's state net operating losses in certain states begin to expire in 2005.

10.  EMPLOYEE BENEFIT PLANS
     ----------------------

     As of January 1, 2001, Hines Nurseries established a 401(k) Retirement Savings Plan for salaried and permanent hourly employees. As of January 2002, participants voluntary contribution limits were increased in accordance with Internal Revenue Service rules. As of January 1, 2003, pursuant to IRS rules, participants may now make voluntary contributions to the plan up to a maximum of twelve thousand dollars not to exceed 20 percent of their annual compensation (as defined). In addition to this, employees over age 50 may now contribute an additional two thousand dollars. Hines' matching contribution to the Plan is equal to 100 percent of the first 3 percent of a participant's voluntary deferral of salary, and 50 percent of the next 2 percent of a participant's voluntary deferral of salary per calendar year. As of May 16, 2003, Hines discontinued its matching contributions. As of January 1, 2004, pursuant to IRS rules, participants may make voluntary contributions to the plan up to a maximum of fourteen thousand dollars not to exceed 50 percent of their annual compensation (as defined). In addition to this, employees over age 50 may now contribute an additional four thousand dollars.

     The total expense related to the Hines plan was $0, $632 and $1,593 for the years ended December 31, 2004, 2003 and 2002, respectively.

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

SHORT-TERM AND LONG-TERM DEBT

     The fair value of the Senior Notes is based on the closing price of the debt securities at December 31, 2004 and 2003. The carrying amount of the Company's other long-term debt approximates its fair value based upon borrowing rates currently available to the Company. The carrying amount of the short-term debt approximates the fair value based on the short-term maturity of the instrument.

     The carrying amounts and estimated fair values of the Company's financial instruments at December 31, 2004 and 2003 are as follows:

                                                           December 31,
                                   ------------------------------------------------------------
                                               2004                            2003
                                   ----------------------------    ----------------------------
                                     Carrying       Estimated        Carrying       Estimated
                                      Amount        Fair Value        Amount        Fair Value
                                   ------------    ------------    ------------    ------------
     Cash                          $        --     $        --     $        --     $        --
     Revolving line of credit           23,609          23,609          30,318          30,318
     Long-term debt (including
       current portion)                209,290         225,478         215,076         230,826

                            HINES HORTICULTURE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

12.  GUARANTOR/NON-GUARANTOR DISCLOSURES
     -----------------------------------

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

     The following condensed consolidating information shows (a) Hines Horticulture on a parent company basis only as the parent guarantor (carrying its investment in its subsidiaries under the equity method), (b) Hines Nurseries as the issuer, (c) Hines SGUS and Enviro-Safe as subsidiary guarantors, (d) eliminations necessary to arrive at the information for the parent guarantor and its direct and indirect subsidiaries on a consolidated basis and (e) the parent guarantor on a consolidated basis as follows:

     o Condensed consolidating balance sheets as of December 31, 2004 and 2003;
     o Condensed consolidating statements of operations for the years ended December 31, 2004, 2003 and 2002; and
     o Condensed consolidating statement of cash flows for the year ended December 31, 2002. A condensed consolidating statement of cash flows for the years ended December 31, 2004 and 2003 has not been presented as there were no cash flows from operating, financing and investing activities of Hines Horticulture on a parent company basis, Hines SGUS and Enviro-Safe as subsidiary guarantors or eliminations.

                                                      HINES HORTICULTURE, INC.
                                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                              (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                GUARANTOR / NON-GUARANTOR DISCLOSURES
                                                CONDENSED CONSOLIDATING BALANCE SHEET
                                                       AS OF DECEMBER 31, 2004


                                                            Hines
                                                         Horticulture      Hines
                                                           (Parent       Nurseries      Subsidiary                     Consolidated
                                                          Guarantor)      (Issuer)      Guarantors     Eliminations        Total
                                                        -------------  -------------   -------------   -------------   -------------
                       ASSETS
                       ------

Current assets:
    Cash                                                $         --   $         --    $         --    $         --    $         --
    Accounts receivable, net                                      --         19,682             287              --          19,969
    Inventories                                                   --        180,806             327              --         181,133
    Prepaid expenses and other current assets                     --          2,458             614              --           3,072
                                                        -------------  -------------   -------------   -------------   -------------
                                Total current assets              --        202,946           1,228              --         204,174
                                                        -------------  -------------   -------------   -------------   -------------

Fixed assets, net                                                 --        131,508              28              --         131,536
Deferred financing expenses, net                                  --          8,883              --              --           8,883
Deferred income taxes                                          2,922          6,288              --              --           9,210
Goodwill                                                          --         43,926              --              --          43,926
Investments in subsidiaries                                   65,876             --              --         (65,876)             --
                                                        -------------  -------------   -------------   -------------   -------------
                                                        $     68,798   $    393,551    $      1,256    $    (65,876)   $    397,729
                                                        =============  =============   =============   =============   =============

         LIABILITIES AND SHAREHOLDERS' EQUITY
         ------------------------------------

Current liabilities:
    Accounts payable and accrued liabilities            $         --   $     32,871    $          1    $         --    $     32,872
    Interest rate swap agreement                                  --            895              --              --             895
    Long-term debt, current portion                               --          5,719              --              --           5,719
    Borrowings on revolving credit facility                       --         23,609              --              --          23,609
    Deferred income taxes                                         --         66,445              --              --          66,445
    Intercompany accounts                                      7,832         (7,832)             --              --              --
                                                        -------------  -------------   -------------   -------------   -------------
                           Total current liabilities           7,832        121,707               1              --         129,540
                                                        -------------  -------------   -------------   -------------   -------------

Long-term debt                                                    --        203,571              --              --         203,571
Accrued long-term liability, net                                  --          3,652              --              --           3,652
Shareholders' equity                                          60,966         64,621           1,255         (65,876)         60,966
                                                        -------------  -------------   -------------   -------------   -------------

                                                        $     68,798   $    393,551    $      1,256    $    (65,876)   $    397,729
                                                        =============  =============   =============   =============   =============


                                                      HINES HORTICULTURE, INC.
                                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                              (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                GUARANTOR / NON-GUARANTOR DISCLOSURES
                                                CONDENSED CONSOLIDATING BALANCE SHEET
                                                       AS OF DECEMBER 31, 2003


                                                            Hines
                                                         Horticulture      Hines
                                                           (Parent       Nurseries      Subsidiary                     Consolidated
                                                          Guarantor)      (Issuer)      Guarantors     Eliminations        Total
                                                        -------------  -------------   -------------   -------------   -------------
                       ASSETS
                       ------

Current assets:
    Cash                                                $         --   $         --    $         --    $         --    $         --
    Accounts receivable, net                                      --         23,361             363              --          23,724
    Inventories                                                   --        172,626             464              --         173,090
    Prepaid expenses and other current assets                     --          2,640             517              --           3,157
                                                        -------------  -------------   -------------   -------------   -------------
                                Total current assets              --        198,627           1,344              --         199,971
                                                        -------------  -------------   -------------   -------------   -------------

Fixed assets, net                                                 --        136,399              36              --         136,435
Deferred financing expenses, net                                  --         10,589              --              --          10,589
Deferred income taxes                                          2,922         29,917              --         (19,149)         13,690
Goodwill                                                          --         42,979              --              --          42,979
Investments in subsidiaries                                   57,641             --              --         (57,641)             --
                                                        -------------  -------------   -------------   -------------   -------------
                                                        $     60,563   $    418,511    $      1,380    $    (76,790)   $    403,664
                                                        =============  =============   =============   =============   =============

         LIABILITIES AND SHAREHOLDERS' EQUITY
         ------------------------------------

Current liabilities:
    Accounts payable and accrued liabilities            $         --   $     31,204    $        178    $         --    $     31,382
    Interest rate swap agreement                                  --          5,320              --              --           5,320
    Long-term debt, current portion                               --          5,789              --              --           5,789
    Borrowings on revolving credit facility                       --         30,318              --              --          30,318
    Deferred income taxes                                         --         68,972              --          (3,786)         65,186
    Intercompany accounts                                      7,832         (7,832)             --              --              --
                                                        -------------  -------------   -------------   -------------   -------------
                           Total current liabilities           7,832        133,771             178          (3,786)        137,995
                                                        -------------  -------------   -------------   -------------   -------------

Long-term debt                                                    --        209,287              --              --         209,287
Deferred income taxes                                             --         15,363              --         (15,363)             --
Other liabilities                                                 --          3,652              --              --           3,652
Shareholders' equity                                          52,731         56,438           1,202         (57,641)         52,730
                                                        -------------  -------------   -------------   -------------   -------------

                                                        $     60,563   $    418,511    $      1,380    $    (76,790)   $    403,664
                                                        =============  =============   =============   =============   =============


                                                      HINES HORTICULTURE, INC.
                                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                              (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                          GUARANTOR / NON-GUARANTOR DISCLOSURES - CONTINUED
                                           CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                                FOR THE YEAR ENDED DECEMBER 31, 2004


                                                      Hines
                                                   Horticulture        Hines
                                                     (Parent         Nurseries        Subsidiary                      Consolidated
                                                    Guarantor)        (Issuer)        Guarantors      Eliminations        Total
                                                  --------------   --------------   --------------   --------------   --------------
Sales, net                                        $          --    $     333,585    $       1,583    $          --    $     335,168
Cost of goods sold                                           --          169,630            1,064               --          170,694
                                                  --------------   --------------   --------------   --------------   --------------
    Gross profit                                             --          163,955              519               --          164,474
Operating expenses                                           --          125,456              472               --          125,928
                                                  --------------   --------------   --------------   --------------   --------------
    Operating income                                         --           38,499               47               --           38,546
                                                  --------------   --------------   --------------   --------------   --------------
Other expenses:
   Interest expense                                          --           27,151               --               --           27,151
   Interest rate swap agreement expense                      --           (4,425)              --               --           (4,425)
   Amortization of deferred financing expenses           (8,236)           1,784               --            8,236            1,784
                                                  --------------   --------------   --------------   --------------   --------------
                                                         (8,236)          24,510               --            8,236           24,510
                                                  --------------   --------------   --------------   --------------   --------------
Income (loss) before provision for income taxes           8,236           13,989               47           (8,236)          14,036
Income tax provision (benefit)                               --            5,806               (6)              --            5,800
                                                  --------------   --------------   --------------   --------------   --------------
Net income (loss)                                         8,236            8,183               53           (8,236)           8,236
                                                  ==============   ==============   ==============   ==============   ==============


                                                      HINES HORTICULTURE, INC.
                                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                              (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                          GUARANTOR / NON-GUARANTOR DISCLOSURES - CONTINUED
                                           CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                                FOR THE YEAR ENDED DECEMBER 31, 2003


                                                       Hines
                                                    Horticulture        Hines
                                                      (Parent         Nurseries       Subsidiary                      Consolidated
                                                     Guarantor)       (Issuer)        Guarantors     Eliminations         Total
                                                  --------------   --------------   --------------  --------------   --------------
Sales, net                                        $          --    $     339,564    $       1,625   $          --    $     341,189
Cost of goods sold                                           --          169,688            1,062              --          170,750
                                                  --------------   --------------   --------------  --------------   --------------
    Gross profit                                             --          169,876              563              --          170,439
Operating expenses                                           --          125,252              532              --          125,784
                                                  --------------   --------------   --------------  --------------   --------------
    Operating income                                         --           44,624               31              --           44,655
                                                  --------------   --------------   --------------  --------------   --------------
Other expenses:
   Interest expense                                          --           24,927               --              --           24,927
   Interest rate swap agreement expense                      --           (2,710)              --              --           (2,710)
   Amortization of deferred financing expenses           (9,713)           3,771               --           9,713            3,771
   Loss on debt extinguishment                               --            9,235               --              --            9,235
                                                  --------------   --------------   --------------  --------------   --------------
                                                         (9,713)          35,223               --           9,713           35,223
                                                  --------------   --------------   --------------  --------------   --------------
Income (loss) before provision for income taxes           9,713            9,401               31          (9,713)           9,432
Income tax provision                                         --            3,846               21              --            3,867
                                                  --------------   --------------   --------------  --------------   --------------
Income  (loss) before discontinued operations             9,713            5,555               10          (9,713)           5,565
Income from discontinued operations, net of tax              --            4,148               --              --            4,148
                                                  --------------   --------------   --------------  --------------   --------------
Net income (loss)                                 $       9,713    $       9,703    $          10   $      (9,713)   $       9,713
                                                  ==============   ==============   ==============  ==============   ==============


                                                      HINES HORTICULTURE, INC.
                                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                              (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                          GUARANTOR / NON-GUARANTOR DISCLOSURES - CONTINUED
                                           CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                                FOR THE YEAR ENDED DECEMBER 31, 2002


                                                      Hines
                                                   Horticulture        Hines
                                                     (Parent         Nurseries        Subsidiary                       Consolidated
                                                    Guarantor)        (Issuer)        Guarantors      Eliminations         Total
                                                  --------------   --------------   --------------   --------------   --------------
Sales, net                                        $          --    $     337,482    $      33,027    $     (31,150)   $     339,359
Cost of goods sold                                           --          168,493           18,243          (16,929)         169,807
                                                  --------------   --------------   --------------   --------------   --------------
    Gross profit                                             --          168,989           14,784          (14,221)         169,552
Operating expenses                                           --          121,848           (8,228)           8,718          122,338
                                                  --------------   --------------   --------------   --------------   --------------
    Operating income (loss)                                  --           47,141           23,012          (22,939)          47,214
                                                  --------------   --------------   --------------   --------------   --------------
Other expenses:
   Interest expense (income)                                 --           25,927              528           (1,250)          25,205
   Interest rate swap agreement expense                      --            2,573               --               --            2,573
   Interest - intercompany                                   --             (722)             722               --               --
   Amortization of deferred financing expenses           49,112            1,915               --          (46,644)           4,383
   Loss on debt extinguishment                               --            1,739               --               --            1,739
                                                  --------------   --------------   --------------   --------------   --------------
                                                         49,112           31,432            1,250          (47,894)          33,900
                                                  --------------   --------------   --------------   --------------   --------------
(Loss) income before provision for income taxes         (49,112)          15,709           21,762           24,955           13,314
Income tax (benefit) provision                           (2,668)           8,095           19,502          (19,473)           5,456
                                                  --------------   --------------   --------------   --------------   --------------
(Loss) income before discontinued operations
   and cumulative effect of change in
   accounting principle                                 (46,444)           7,614            2,260           44,428            7,858
(Loss) income from discontinued operations,
   net of tax                                            (6,259)          (1,371)              --            2,217           (5,413)
Cumulative effect of change in accounting
   principle, net of tax                                     --          (55,148)              --               --          (55,148)
                                                  --------------   --------------   --------------   --------------   --------------
Net (loss) income                                 $     (52,703)   $     (48,905)   $       2,260    $      46,645    $     (52,703)
                                                  ==============   ==============   ==============   ==============   ==============


                                                      HINES HORTICULTURE, INC.
                                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                              (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                          GUARANTOR / NON-GUARANTOR DISCLOSURES - CONTINUED
                                           CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                                FOR THE YEAR ENDED DECEMBER 31, 2002


                                                       Hines
                                                    Horticulture       Hines
                                                      (Parent        Nurseries        Subsidiary                       Consolidated
                                                     Guarantor)       (Issuer)        Guarantors      Eliminations         Total
                                                   --------------  --------------   --------------   --------------   --------------
Cash provided by (used in) operating activities    $          --   $      29,712    $      (2,233)   $       2,233    $      29,712
                                                   --------------  --------------   --------------   --------------   --------------

Cash flows from investing activities:
    Purchase of fixed assets, net                             --          (7,209)          (2,503)           2,503           (7,209)
    Proceeds from sale of fixed assents                       --           3,971               --             (387)           3,584
    Proceeds from sale of discontinued operations             --          (8,390)         127,338               --          118,948
    Acquisitions, net of cash                                 --          (1,265)              --               --           (1,265)
    Net cash used by discontinued operations                  --              --               --           (4,320)          (4,320)
                                                   --------------  --------------   --------------   --------------   --------------
        Net cash (used in) provided by investing
          activities                                          --         (12,893)         124,835           (2,204)         109,738
                                                   --------------  --------------   --------------   --------------   --------------

Cash flows from financing activities:
    Proceeds from revolving line of credit                    --         (27,250)              --               --          (27,250)
    Intercompany advances (repayments)                        --          92,840          (92,840)              --               --
    Repayments of long-term debt                              --         (96,000)         (12,000)              --         (108,000)
    Deferred financing costs                                  --          (4,200)              --               --           (4,200)
    Dividends received (paid)                                 --          17,791          (17,791)              --               --
                                                   --------------  --------------   --------------   --------------   --------------
        Net cash used in financing activities                 --         (16,819)        (122,631)              --         (139,450)
                                                   --------------  --------------   --------------   --------------   --------------

    Effect of exchange rate changes on cash and
      cash equivalents                                        --              --               29              (29)              --
                                                   --------------  --------------   --------------   --------------   --------------

Net change in cash                                            --              --               --               --               --
Cash, beginning of year                                       --              --               --               --               --
                                                   --------------  --------------   --------------   --------------   --------------
Cash, end of year                                  $          --   $          --    $          --    $          --    $          --
                                                   ==============  ==============   ==============   ==============   ==============


