Form 10-Q
period 2005-03-31
HINES HORTICULTURE INC
filed 2005-05-16
CIK 1003515

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

                                   (Mark One)

     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005

    ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

     For the transition period from_________________ to ___________________

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

         As of May 13, 2005 there were 22,072,549 shares of Common Stock, par value $0.01 per share, outstanding.

================================================================================

                            HINES HORTICULTURE, INC.
                                      INDEX

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements                                           Page No.
                                                                        --------

         Condensed Consolidated Balance Sheets as of
           March 31, 2005 and December 31, 2004 (unaudited)                    3

         Condensed Consolidated Statements of Operations for the
           Three Months Ended March 31, 2005 and 2004 (unaudited)              4

         Condensed Consolidated Statements of Cash Flows for the
           Three Months Ended March 31, 2005 and 2004 (unaudited)              5

         Notes to the Condensed Consolidated Financial Statements              6

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                          15

Item 3.  Quantitative and Qualitative Disclosures About Market Risk           23

Item 4.  Controls and Procedures                                              24

                           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings                                                    24

Item 6.  Exhibits                                                             24

         Signature                                                            25

Note: Items 2, 3, 4 and 5 of Part II are omitted because they are not applicable.

PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements

                                  HINES HORTICULTURE, INC.
                           CONDENSED CONSOLIDATED BALANCE SHEETS
                            March 31, 2005 and December 31, 2004
                         (Dollars in thousands, except share data)
                                        (Unaudited)


ASSETS                                                      March 31,         December 31,
------                                                        2005               2004
                                                          -------------      -------------
CURRENT ASSETS:
   Cash                                                   $          --      $          --
   Accounts receivable, net                                      47,411             19,969
   Inventories                                                  207,300            181,133
   Prepaid expenses and other current assets                      4,163              3,072
                                                          -------------      -------------
              Total current assets                              258,874            204,174
                                                          -------------      -------------

FIXED ASSETS, net                                               131,333            131,536

DEFERRED FINANCING EXPENSES, net                                  8,438              8,883
DEFFERRED INCOME TAXES                                            9,210              9,210
GOODWILL                                                         43,926             43,926
                                                          -------------      -------------
                                                          $     451,781      $     397,729
                                                          =============      =============

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
   Accounts payable                                       $      31,923      $      11,958
   Accrued liabilities                                           13,695              9,820
   Accrued payroll and benefits                                   5,585              5,900
   Accrued interest                                                 317              5,194
   Interest rate swap agreement, current portion                     --                895
   Long-term debt, current portion                                5,714              5,719
   Borrowings on revolving credit facility                       61,841             23,609
   Deferred income taxes                                         65,231             66,445
                                                          -------------      -------------

              Total current liabilities                         184,306            129,540
                                                          -------------      -------------

LONG-TERM DEBT                                                  203,571            203,571
OTHER LIABILITIES                                                 4,684              3,652
                                                          -------------      -------------

              Total liabilities                                 392,561            336,763
                                                          -------------      -------------

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
   Preferred stock
      Authorized - 2,000,000, $0.01 par value;
        none outstanding                                             --                 --
   Common stock
      Authorized - 60,000,000 shares, $.01 par value;
        issued and outstanding - 22,072,549 shares
        at March 31, 2005 and December 31, 2004                     221                221

   Additional paid-in capital                                   128,781            128,781
   Accumulated deficit                                          (69,782)           (68,036)
                                                          -------------      -------------

              Total shareholders' equity                         59,220             60,966
                                                          -------------      -------------

                                                          $     451,781      $     397,729
                                                          =============      =============

               The accompanying notes are an integral part of these condensed consolidated financial statements.


                                          Page 3

                                  HINES HORTICULTURE, INC.
                      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                         Three Months Ended March 31, 2005 and 2004
                         (Dollars in thousands, except share data)
                                        (Unaudited)


                                                            Three Months Ended March 31,
                                                               2005              2004
                                                           ------------      ------------
Sales, net                                                 $     63,990      $     60,390
Cost of goods sold                                               32,766            31,124
                                                           ------------      ------------
    Gross profit                                                 31,224            29,266
                                                           ------------      ------------

Selling and distribution expenses                                22,564            19,198
General and administrative expenses                               5,945             5,611
Other operating income                                             (115)               --
                                                           ------------      ------------
    Total operating expenses                                     28,394            24,809
                                                           ------------      ------------

    Operating income                                              2,830             4,457

Other expenses
   Interest, net                                                  6,240             6,700
   Interest rate swap agreement income                             (895)             (869)
   Amortization of deferred financing expenses                      445               445
                                                           ------------      ------------
                                                                  5,790             6,276
                                                           ------------      ------------

Loss before income taxes                                         (2,960)           (1,819)

Income tax benefit                                               (1,214)             (746)
                                                           ------------      ------------

Net loss                                                   $     (1,746)     $     (1,073)
                                                           ============      ============

Basic and diluted earnings per share:

Net loss per common share                                  $      (0.08)     $      (0.05)
                                                           ============      ============

Weighted average shares outstanding--Basic and diluted       22,072,549        22,072,549
                                                           ============      ============


               The accompanying notes are an integral part of these condensed consolidated financial statements.


                                          Page 4

                            HINES HORTICULTURE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Three Months Ended March 31, 2005 and 2004
                    (Dollars in thousands, except share data)
                                   (Unaudited)


                                                           2005          2004
                                                         --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                             $ (1,746)     $ (1,073)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
         Depreciation                                       2,628         2,715
         Amortization of deferred financing expenses          445           445
         Interest rate swap agreement income                 (895)         (869)
         Gain on disposition of fixed assets                 (115)           --
         Accretion of asset retirement obligation              31            --
         Deferred income tax benefits                      (1,214)         (746)
                                                         --------      --------
                                                             (866)          472
Change in working capital accounts:
    Accounts receivable                                   (27,442)      (27,968)
    Inventories                                           (26,236)      (24,012)
    Prepaid expenses and other current assets              (1,091)         (517)
    Accounts payable and accrued liabilities               18,648        18,622
                                                         --------      --------
      Change in working capital accounts                  (36,121)      (33,875)
                                                         --------      --------

        Net cash used in operating activities             (36,987)      (33,403)
                                                         --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of fixed assets                               (2,472)         (863)
    Proceeds from sale of fixed assets                        132            --
    Proceeds from land sale option                          1,100            62
                                                         --------      --------
        Net cash used in investing activities              (1,240)         (801)
                                                         --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net borrowings on revolving line of credit             38,232        34,307
    Repayments of long-term debt                               (5)          (22)
    Deferred financing expenses incurred                       --           (81)
                                                         --------      --------
        Net cash provided by financing activities          38,227        34,204
                                                         --------      --------

NET CHANGE IN CASH                                             --            --

CASH, beginning of period                                      --            --
                                                         --------      --------

CASH, end of period                                      $     --      $     --
                                                         ========      ========

Supplemental disclosure of cash flow information:
    Cash paid for interest                               $ 10,689      $  2,126
    Cash paid for income taxes                           $     22      $      7


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

                  Accordingly, footnote and other disclosures, which would substantially duplicate the disclosures contained in the Company's Form 10-K for the year ended December 31, 2004, filed on March 23, 2005 by Hines under the Securities Exchange Act of 1934, as amended, have been omitted. The financial information herein is not necessarily representative of a full year's operations.

3.       Reclassifications:
         ------------------

                  Certain prior year amounts have been reclassified to conform to current year presentations. The reclassifications did not have a material impact on the net loss or total shareholders' equity.

4.       Earnings Per Share:
         -------------------

                  Earnings per share are calculated in accordance with Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings per Share," which requires the Company to report both basic earnings per share, based on the weighted-average number of common shares outstanding, and diluted earnings per share, based on the weighted-average number of common shares outstanding adjusted to include the potentially dilutive effect of outstanding stock options and warrants using the treasury method. For the three months ended March 31, 2005 and 2004, the incremental shares related to 440,000 warrants outstanding were 52,091 and 109,528, respectively. Additionally, for the three months ended March 31, 2005 and 2004, incremental shares related to the underlying employee stock options were 2,532 and 6,155, respectively, from total outstanding options of 1,067,923. The incremental shares of warrants and employee stock options have been excluded from the computation of earnings per share for the three months ended March 31, 2005 and 2004 as the effect will be anti-dilutive.

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

                                                         Three months ended
                                                              March 31,
                                                          2005         2004
                                                     -----------   -----------
Net loss, as reported                                $   (1,746)   $   (1,073)
Stock-based compensation expense, net of tax                (11)         (124)
                                                     -----------   -----------
Pro forma net loss                                   $   (1,757)   $   (1,197)
                                                     ===========   ===========

Net loss per share:

Basic and diluted - as reported                      $    (0.08)   $    (0.05)
                                                     ===========   ===========
Basic and diluted - pro forma                        $    (0.08)   $    (0.05)
                                                     ===========   ===========

                  In arriving at an option valuation, the Black-Scholes model considers, among other factors, the expected life of an option and the expected volatility of the Company's stock price. For pro forma purposes, the estimated fair value of the Company's stock-based awards to employees is amortized over their respective vesting periods.


6.       Inventories:
         ------------

         Inventories consisted of the following:

                                                 March 31,        December 31,
                                                   2005              2004
                                            ----------------    ----------------
                  Nursery stock             $        193,775    $        169,908
                  Material and supplies               13,525              11,225
                                            ----------------    ----------------
                                            $        207,300    $        181,133
                                            ================    ================


7.       New Accounting Pronouncements:
         ------------------------------

                  In December 2004, the FASB issued SFAS No. 153, "Exchange of Non-Monetary Assets - An Amendment of ARB Opinion No. 29," which requires non-monetary asset exchanges to be accounted for at fair value. The Company is required to adopt the provisions of SFAS No. 153 for non-monetary exchanges occurring in fiscal periods beginning after June 15 2005. The Company does not expect the adoption of this standard to have a material impact on the Company's consolidated financial statements.

                  In March 2005, the FASB issued FASB Interpretation No. ("FIN") 47, "Accounting for Conditional Asset Retirement Obligations." FIN 47 clarifies the term "conditional asset retirement obligation" used in SFAS No. 143, "Accounting for Asset Retirement Obligations." FIN 47 is effective no later than the end of the fiscal year ending after December 15, 2005. The Company is in the process of evaluating whether FIN 47 will result in the recognition of additional asset retirement obligations for the Company.


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

                  The Senior Credit Facility requires Hines Nurseries and its subsidiaries to meet specific covenants and financial ratios, including a minimum fixed charge coverage test, a maximum leverage test and a maximum capital expenditure test. The Senior Credit Facility contains customary representations and warranties and customary events of default and other covenants. As of March 31, 2005, the Company was in compliance with all covenants.

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

                  BORROWING BASE. Availability of borrowings under the revolving facility are subject to a borrowing base consisting of the sum of (i) 85% of eligible accounts receivable plus (ii) the lesser of (x) up to 55% of eligible inventory or (y) 85% of the appraised net orderly liquidation value of eligible inventory. The Company must deliver borrowing base certificates and reports at least monthly. The borrowing base also may be subject to certain other adjustments and reserves to be determined by the agent. Eligible accounts receivable of both The Home Depot, the Company's largest customer, and Lowe's Companies, Inc., its second largest customer, may not exceed 30% of total eligible accounts receivable at any time. At March 31, 2005, the Company had $55,195 of available credit.

                  REPAYMENT. Under the terms of the Senior Credit Facility, amortization payments of $1,905 on the term loan will be required at the end of each of its second, third and fourth fiscal quarters which began on June 30, 2004 and through the end of the term, with the full remaining balance payable on the last installment date. Subject to certain exceptions, 100% of the net cash proceeds the Company receives from certain asset dispositions and issuances of debt, 50% of the net cash proceeds the Company receives from issuances of equity and 25% of excess cash flow are required to be applied to repay the term loan facility and are to be applied on a pro rata basis to all remaining scheduled installments of the term loan facility. The Senior Credit Facility may also be voluntarily prepaid at any time without premium or penalty.

9.       Long-Term Debt:
         ---------------

                                                           March 31,           December 31,
                                                             2005                 2004
                                                      -----------------      -----------------
Senior Credit Facility - term loan at the
bank's reference rate plus 2.25% or the
LIBOR rate plus 3.25%.  Interest rates
were 6.14% and 5.46% at March 31, 2005
and December 31, 2004, respectively.                  $          34,285      $          34,285

Senior Notes, interest at 10.25% payable
semi-annually on each April 1 and October 1,
maturing on October 1, 2011.                                    175,000                175,000

Other obligations due at various dates
through 2005.                                                         -                      5
                                                      -----------------      -----------------
                                                                209,285                209,290


Less current portion                                              5,714                  5,719
                                                      -----------------      -----------------
           Total long-term debt                       $         203,571      $         203,571
                                                      =================      =================


         SENIOR CREDIT FACILITY - TERM LOAN. Please see Note 8 above for the terms.

         SENIOR NOTES. On September 30, 2003, Hines Nurseries issued $175,000 of Senior Notes that mature on October 1, 2011. The Senior Notes bear interest at the rate of 10.25% per annum and will be payable semi-annually in arrears on each April 1 and October 1, which commenced on April 1, 2004.

                  GUARANTEES. Hines Horticulture and each of its domestic subsidiaries, subject to certain exceptions, have, jointly and severally, fully and unconditionally guaranteed, on a senior unsecured basis, the obligations of Hines Nurseries under the Senior Notes.

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

10.      Interest Rate Swap Agreement:
         -----------------------------

                  In May 2000, the Company entered into an interest rate swap agreement to hedge $75,000 of debt. The interest rate swap agreement effectively changed the Company's exposure on its variable-rate interest payments to fixed-rate interest payments (7.13%) based on the 3-month LIBOR rate in effect at the beginning of each quarterly period. The interest rate swap agreement matured in February 2005.

11.      Guarantor/Non-guarantor Disclosures:
         ------------------------------------

                  The 10.25% Senior Subordinated Notes issued by Hines Nurseries (the "issuer") have been guaranteed by the Company (the "parent guarantor") and by both Hines SGUS, Inc. ("Hines SGUS") and Enviro-Safe Laboratories, Inc. ("Enviro-Safe") (collectively, Hines SGUS and Enviro-Safe are the "subsidiary guarantors"). The issuer and the subsidiary guarantors are 100% owned subsidiaries of the parent guarantor and the parent and subsidiary guaranties are full, unconditional and joint and several. Separate financial statements of Hines Nurseries, Hines SGUS and Enviro-Safe are not presented in accordance with the exceptions provided by Rule 3-10 of Regulation S-X.

                  The following condensed consolidating information shows (a) the Company on a parent company basis only as the parent guarantor (carrying its investment in its subsidiaries under the equity method),
         (b) Hines Nurseries as the issuer, (c) Hines SGUS and Enviro-Safe as subsidiary guarantors, (d) eliminations necessary to arrive at the information for the parent guarantor and its direct and indirect subsidiaries on a consolidated basis and (e) the parent guarantor on a consolidated basis as follows:

o Condensed consolidating balance sheets as of March 31, 2005 and December 31, 2004;

o Condensed consolidating statements of operations for the three months ended March 31, 2005 and 2004; and

o A condensed consolidating statement of cash flows for the three months ended March 31, 2005 and 2004 has not been presented as there were no cash flows from operating, financing and investing activities of Hines Horticulture on a parent company basis, Hines SGUS and Enviro-Safe as subsidiary guarantors or eliminations.

                                               GUARANTOR / NON-GUARANTOR DISCLOSURES
                                               Condensed Consolidating Balance Sheet
                                                        As of March 31, 2005
                                                       (Dollars in thousands)


                                                         Hines
                                                      Horticulture      Hines
                                                        (Parent       Nurseries     Subsidiary                       Consolidated
                                                       Guarantor)      (Issuer)     Guarantors     Eliminations          Total
                                                      ------------   -----------   -----------   ---------------   ---------------
       ASSETS
       ------

Current assets:
    Cash                                              $         --   $        --   $        --   $            --   $            --
    Accounts receivable, net                                    --        47,023           388                --            47,411
    Inventories                                                 --       206,960           340                --           207,300
    Prepaid expenses and other current assets                   --         4,163           597              (597)            4,163
                                                      ------------   -----------   -----------   ---------------   ---------------
        Total current assets                                    --       258,146         1,325              (597)          258,874
                                                      ------------   -----------   -----------   ---------------   ---------------

Fixed assets, net                                               --       131,306            27                --           131,333
Deferred financing expenses, net                                --         8,438            --                --             8,438
Deferred income taxes                                        2,922         6,288            --                --             9,210
Goodwill                                                        --        43,926            --                --            43,926
Investments in subsidiaries                                 64,130            --            --           (64,130)               --
                                                      ------------   -----------   -----------   ---------------   ---------------
                                                      $     67,052   $   448,104   $     1,352   $       (64,727)  $       451,781
                                                      ============   ===========   ===========   ===============   ===============

    LIABILITIES AND SHAREHOLDERS' EQUITY
    ------------------------------------

Current liabilities:
    Accounts payable and accrued liabilities          $         --   $    51,423   $        97   $            --   $        51,520
    Long-term debt, current portion                             --         5,714            --                --             5,714
    Borrowings on revolving credit facility                     --        61,841            --                --            61,841
    Deferred income taxes                                       --        65,231            --                --            65,231
    Intercompany accounts                                    7,832        (7,235)           --              (597)               --
                                                      ------------   -----------   -----------   ---------------   ---------------
        Total current liabilities                            7,832       176,974            97              (597)          184,306
                                                      ------------   -----------   -----------   ---------------   ---------------

Long-term debt                                                  --       203,571            --                --           203,571
Accrued long-term liability, net                                --         4,684            --                --             4,684
Shareholders' equity                                        59,220        62,875         1,255           (64,130)           59,220
                                                      ------------   -----------   -----------   ---------------   ---------------

                                                      $     67,052   $   448,104   $     1,352   $       (64,727)  $       451,781
                                                      ============   ===========   ===========   ===============   ===============


                                                              Page 12

                                               GUARANTOR / NON-GUARANTOR DISCLOSURES
                                               Condensed Consolidating Balance Sheet
                                                      As of December 31, 2004
                                                       (Dollars in thousands)


                                                         Hines
                                                      Horticulture      Hines
                                                        (Parent       Nurseries     Subsidiary                       Consolidated
                                                       Guarantor)      (Issuer)     Guarantors     Eliminations          Total
                                                      ------------   -----------   -----------   ---------------   ---------------
       ASSETS
       ------

Current assets:
    Cash                                              $         --   $        --   $        --   $            --   $            --
    Accounts receivable, net                                    --        19,682           287                --            19,969
    Inventories                                                 --       180,806           327                --           181,133
    Prepaid expenses and other current assets                   --         3,072           614              (614)            3,072
                                                      ------------   -----------   -----------   ---------------   ---------------
        Total current assets                                    --       203,560         1,228              (614)          204,174
                                                      ------------   -----------   -----------   ---------------   ---------------

Fixed assets, net                                               --       131,508            28                --           131,536
Deferred financing expenses, net                                --         8,883            --                --             8,883
Deferred income taxes                                        2,922         6,288            --                --             9,210
Goodwill                                                        --        43,926            --                --            43,926
Investments in subsidiaries                                 65,876            --            --           (65,876)               --
                                                      ------------   -----------   -----------   ---------------   ---------------
                                                      $     68,798   $   394,165   $     1,256   $       (66,490)  $       397,729
                                                      ============   ===========   ===========   ===============   ===============

    LIABILITIES AND SHAREHOLDERS' EQUITY
    ------------------------------------

Current liabilities:
    Accounts payable and accrued liabilities          $         --   $    32,871   $         1   $            --   $        32,872
    Interest rate swap agreement                                --           895            --                --               895
    Long-term debt, current portion                             --         5,719            --                --             5,719
    Borrowings on revolving credit facility                     --        23,609            --                --            23,609
    Deferred income taxes                                       --        66,445            --                --            66,445
    Intercompany accounts                                    7,832        (7,218)           --              (614)               --
                                                      ------------   -----------   -----------   ---------------   ---------------
        Total current liabilities                            7,832       122,321             1              (614)          129,540
                                                      ------------   -----------   -----------   ---------------   ---------------

Long-term debt                                                  --       203,571            --                --           203,571
Accrued long-term liability, net                                --         3,652            --                --             3,652
Shareholders' equity                                        60,966        64,621         1,255           (65,876)           60,966
                                                      ------------   -----------   -----------   ---------------   ---------------

                                                      $     68,798   $   394,165   $     1,256   $       (66,490)  $       397,729
                                                      ============   ===========   ===========   ===============   ===============


                                                              Page 13

                                         GUARANTOR / NON-GUARANTOR DISCLOSURES - CONTINUED
                                          Condensed Consolidating Statement of Operations
                                             For the three months ended March 31, 2005
                                                       (Dollars in thousands)


                                                         Hines
                                                      Horticulture      Hines
                                                        (Parent       Nurseries     Subsidiary                       Consolidated
                                                       Guarantor)      (Issuer)     Guarantors     Eliminations          Total
                                                      ------------   -----------   -----------   ---------------   ---------------
Sales, net                                            $         --   $    63,806   $       184   $            --   $        63,990
Cost of goods sold                                              --        32,644           122                --            32,766
                                                      ------------   -----------   -----------   ---------------   ---------------
    Gross Profit                                                --        31,162            62                --            31,224
Operating expenses                                              --        28,318            76                --            28,394
                                                      ------------   -----------   -----------   ---------------   ---------------
    Operating income                                            --         2,844           (14)               --             2,830
                                                      ------------   -----------   -----------   ---------------   ---------------
Other expenses:
   Interest                                                     --         6,240            --                --             6,240
   Interest rate swap agreement expense                         --          (895)           --                --              (895)
   Amortization of deferred financing
     expenses, other                                         1,746           445            --            (1,746)              445
                                                      ------------   -----------   -----------   ---------------   ---------------
                                                             1,746         5,790            --            (1,746)            5,790
                                                      ------------   -----------   -----------   ---------------   ---------------
Income (loss) before provision for income taxes             (1,746)       (2,946)          (14)            1,746            (2,960)
Income tax (benefit) provision                                  --        (1,214)           --                --            (1,214)
                                                      ------------   -----------   -----------   ---------------   ---------------
Net income (loss)                                     $     (1,746)  $    (1,732)  $       (14)  $         1,746   $        (1,746)
                                                      ============   ===========   ===========   ===============   ===============


                                         GUARANTOR / NON-GUARANTOR DISCLOSURES - CONTINUED
                                          Condensed Consolidating Statement of Operations
                                             For the three months ended March 31, 2004
                                                       (Dollars in thousands)

                                                         Hines
                                                      Horticulture      Hines
                                                        (Parent       Nurseries     Subsidiary                       Consolidated
                                                       Guarantor)      (Issuer)     Guarantors     Eliminations          Total
                                                      ------------   -----------   -----------   ---------------   ---------------
Sales, net                                            $         --   $    59,826   $       564   $            --   $        60,390
Cost of goods sold                                              --        30,757           367                --            31,124
                                                      ------------   -----------   -----------   ---------------   ---------------
    Gross Profit                                                --        29,069           197                --            29,266
Operating expenses                                              --        24,715            94                --            24,809
                                                      ------------   -----------   -----------   ---------------   ---------------
    Operating income                                            --         4,354           103                --             4,457
                                                      ------------   -----------   -----------   ---------------   ---------------
Other expenses:
   Interest                                                     --         6,700            --                --             6,700
   Interest rate swap agreement expense                         --          (869)           --                --              (869)
   Amortization of deferred financing
     expenses, other                                         1,073           445            --            (1,073)              445
                                                      ------------   -----------   -----------   ---------------   ---------------
                                                             1,073         6,276            --            (1,073)            6,276
                                                      ------------   -----------   -----------   ---------------   ---------------
Income (loss) before provision for income taxes             (1,073)       (1,922)          103             1,073            (1,819)
Income tax (benefit) provision                                  --          (788)           42                --              (746)
                                                      ------------   -----------   -----------   ---------------   ---------------
Net income (loss)                                     $     (1,073)  $    (1,134)  $        61   $         1,073   $        (1,073)
                                                      ============   ===========   ===========   ===============   ===============


                                                              Page 14

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

         Although the use of the cash method of accounting for federal income taxes defers the payment of federal income taxes, the deferral of such taxes produces a current liability for accounting purposes. At March 31, 2005, we had a current deferred liability for deferred income taxes of $65.2 million related to the use of the cash method of accounting. The liability is deemed current for accounting purposes because the majority of the items to which this liability relates are comprised of current assets and current liabilities in our balance sheet (such as inventory, accounts receivable and accounts payable). The classification of this liability as a current item, however, does not mean that it is required to be paid within the next twelve months.

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

         PAY BY SCAN

         In January 2005, we entered into an agreement with our largest customer to sell a portion of our product under a new pay by scan ("PBS") program. Under this program, our customer does not take ownership of the inventory at its stores until the product is scanned at the check out register. Revenue is recorded at the point the store sells our product to its customer. Sales under this program began in February 2005 on a limited basis. It is currently planned to roll out to all stores of this customer by the end of 2005. Annuals and perennials are the only products impacted by this new program.

RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO THREE MONTHS ENDED MARCH 31, 2004

         NET SALES. Net sales of $64.0 million for the three months ended March 31, 2005 increased $3.6 million, or 6.0%, from net sales of $60.4 million for the comparable period in 2004. The increase in net sales was mainly due to increased pricing, improved product mix and early spring shipments into markets in the East. Sales in the Southwest declined compared to the same period a year ago as Southern California and Arizona experienced one of the wettest winters on record. Net sales in the Northeast increased compared to the same period in 2004 as a result of strong first quarter Easter sales, while sales in the Southeast declined mainly as a result of our new PBS program, which we estimate deferred approximately $0.8 million of net sales into the second quarter.

         GROSS PROFIT. Gross profit of $31.2 million for the three months ended March 31, 2005 increased $2.0 million, or 6.7%, from gross profit of $29.3 million for the comparable period in 2004. As a percentage of net sales, gross profit for the quarter increased to 48.8% from 48.5% for the comparable period in 2004. The increase in gross profit was mainly due to our improved gross profit margin and strong net sales results. The increase in gross profit margin of 30 basis points compared to the same period a year ago was mainly due to increased pricing and a change in product mix to higher margin products. Higher labor and fuel costs continue to raise our average cost per unit sold.

         SELLING AND DISTRIBUTION EXPENSES. Selling and distribution expenses of $22.6 million for the three months ended March 31, 2005 increased $3.4 million, or 17.5%, from $19.2 million for the comparable period in 2004. As a percentage of net sales, selling and distribution expenses for the quarter increased to 35.3% from 31.8% in the first quarter of 2004. Selling expenses for the three months ended March 31, 2005 increased $0.8 million, or 10.9%, compared to same period a year ago as a result of higher sales commissions and increased customer directed marketing and merchandising costs. Selling expenses also included a $0.1 million charge that related to our 2004 sudden oak death remediation efforts.

         Distribution expenses of $14.7 million for the three months ended March 31, 2005 increased from $12.1 million for the comparable period in 2004. As a percentage of net sales, distribution expenses for the quarter increased to 23.0% from 20.0% for the comparable period in 2004. The increase in distribution expenses was mainly due to higher diesel fuel costs and third party carrier charges combined with increased shipping distances as our west coast facilities shipped more sales into the southern and eastern markets than in the same period in 2004. Shipping distances increased mainly as a result of inclement weather in the West and early spring demand in the East.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses of $5.9 million for the three months ended March 31, 2005 increased $0.3 million, or 6.0%, from $5.6 million for the comparable period in 2004 mainly due to increased spending in connection with our documenting and testing of internal controls pursuant to Section 404 of the Sarbanes-Oxley Act.

         OPERATING INCOME. Operating income of $2.8 million for the three months ended March 31, 2005 decreased by $1.6 million, or 36.5%, from $4.5 million for the comparable period in 2004 mainly due to increased selling and distribution expenses, partially offset by increased gross profit.

         OTHER EXPENSES. Other expenses of $5.8 million for the three months ended March 31, 2005 decreased $0.5 million, or 7.7%, from $6.3 million for the comparable period in 2004 due to a decrease in interest expense. Interest expense for the three months ended March 31, 2005 declined $0.5 million, or 6.9%, mainly as a result of the termination of our $75 million interest rate swap agreement in February 2005.

         INCOME TAX BENEFIT. Our effective income tax rate was 41.0%, unchanged from the comparable period a year ago. Benefit from income taxes was $1.2 million for the three months ended March 31, 2005, compared to $0.7 million for the comparable period in 2004.

         NET LOSS. Net loss of $1.7 million for the three months ended March 31, 2005 increased by $0.7 million, or 62.7%, from $1.1 million for the comparable period in 2004 mainly due to the decline in operating income, offset by the improvement in other expense and the benefit from income taxes.

LIQUIDITY AND CAPITAL RESOURCES

         Our primary sources of liquidity are funds generated by operations and borrowings under our senior credit facility. Our senior credit facility expires in 2008 and consists of a revolving facility with availability of up to $145.0 million (subject to certain borrowing base limits) and a term loan facility of up to $40.0 million. Note 8 and Note 9 to the Condensed Consolidated Financial Statements (unaudited) included in Part I, Item 1 of this Quarterly Report on Form 10-Q provide additional information pertaining to our senior credit facility. At March 31, 2005, we were in compliance with all of our debt covenants.

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

         Net cash used in operating activities was $37.0 million for the three months ended March 31, 2005 compared to $33.4 million for the comparable period in 2004. The increase in cash used in operating activities was mainly due to the timing of our $9.0 million semi-annual interest payment on our senior notes, offset by strong sales and customer collections. In 2005, we paid our April 1st interest payment during the first quarter, while last year's payment was issued during the second quarter.

         Net cash used in investing activities was $1.2 million for the three months ended March 31, 2005 compared to $0.8 million for the same period a year ago. The increase in cash used in investing activities was mainly due to an increase in capital expenditures of $1.6 million, offset by an increase in proceeds received from land sale option of $1.1 million. The increase in proceeds received from land sale option was due to a $0.9 million payment received in accordance with our amended option agreement to sell our 168 acre nursery property in Vacaville, California and $0.2 million under the original option agreement. The increase in capital expenditures was due to the development of our new Winters South nursery facility in northern California.

         Net cash provided by financing activities was $38.2 million for the three months ended March 31, 2005 compared to $34.2 million for the same period in 2004. The increase in cash provided by financing activities was due to the timing of our $9.0 million semi-annual interest payment on our senior notes, as discussed above.

         We typically draw down our revolving credit facilities in the first and fourth quarters to fund our seasonal inventory buildup and seasonal operating expenses. Approximately 72% of our sales occur in the first half of the year, generally allowing us to reduce borrowing under our revolving credit facilities in the second and third quarters. On March 31, 2005, we had $61.8 million of borrowings under our working capital revolver, resulting in unused borrowing capacity of approximately $55.2 million after applying the borrowing base limitations and letters of credits to our available borrowings.

         At March 31, 2005, we had total outstanding indebtedness of $271.1 million.

         We do not have any off balance sheet financing or any financial arrangements with related parties, other than operating leases. The following table discloses aggregate information about our contractual obligations and commercial commitments as of March 31, 2005.

                                                                     PAYMENTS DUE BY PERIOD
                                                       --------------------------------------------------
                                                       Less than      (DOLLARS IN MILLIONS)       After
     Contractual Cash Obligations         Total         1 year      1-3 years     4-5 years      5 years
                                        ----------     ---------    ---------     ----------     --------
Term loan facility ..................        34.3           5.7         28.6             -             -
Senior Notes ........................       175.0             -            -             -         175.0
Revolving Facility ..................        61.8          61.8            -             -             -
Interest ............................       129.2          21.6         61.2          35.9          10.5
Operating Leases ....................        16.2           4.0          5.0           1.1           6.1
                                        ----------     ---------    ---------     ----------     --------
Total                                   $   416.5      $   93.1     $   94.8      $   37.0       $ 191.6
                                        ==========     =========    =========     ==========     ========


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

         The Senior Credit Facility requires Hines Nurseries and its subsidiaries to meet specific covenants and financial ratios, including a minimum fixed charge coverage test, a maximum leverage test and a maximum capital expenditure test. The new Senior Credit Facility contains customary representations and warranties and customary events of default and other covenants. As of March 31, 2005, we were in compliance with all covenants.

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

         REPAYMENT. Amortization payments of $1.9 million on the term loan will be required at the end of our second, third and fourth fiscal quarters which began on June 30, 2004 and through the end of the term, with the full remaining balance payable on the last installment date. Subject to certain exceptions, 100% of the net cash proceeds we receive from certain asset dispositions and issuances of debt, 50% of the net cash proceeds we receive from issuances of equity and 25% of excess cash flow (beginning in 2004) are required to be applied to repay the term loan facility and are to be applied on a pro rata basis to all scheduled installments of the term loan facility. The Senior Credit Facility may also be voluntarily prepaid at any time without premium or penalty.

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

CRITICAL ACCOUNTING POLICIES

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. We believe that the following areas represent our most critical accounting policies related to actual results that may vary from those estimates.

         REVENUE RECOGNITION.

         We record revenue, net of sales discounts and allowances, when all of the following have occurred: an agreement of sale exists, product delivery and acceptance has occurred and collection is reasonably assured.

         Sales with pay by scan arrangements are recognized when the products are sold by the retailers.

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

         NEW ACCOUNTING PRONOUNCEMENTS.

         In December 2004, the FASB issued SFAS No. 153, "Exchange of Non-Monetary Assets - An Amendment of ARB Opinion No. 29," which requires non-monetary asset exchanges to be accounted for at fair value. The Company is required to adopt the provisions of SFAS No. 153 for non-monetary exchanges occurring in fiscal periods beginning after June 15 2005. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

         In March 2005, the FASB issued FASB Interpretation No. ("FIN") 47, "Accounting for Conditional Asset Retirement Obligations." FIN 47 clarifies the term "conditional asset retirement obligation" used in SFAS No. 143, "Accounting for Asset Retirement Obligations." FIN 47 is effective no later than the end of the fiscal year ending after December 15, 2005. We are in the process of evaluating whether FIN 47 will result in the recognition of additional asset retirement obligations for the Company.

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

         We have various debt instruments outstanding at March 31, 2005 that are impacted by changes in interest rates.

         We also manage our interest rate risk by balancing the amount of our fixed and variable long-term debt. For fixed-rate debt, interest rate changes affect the fair market value of such debt but do not impact earnings or cash flows. Conversely, for variable-rate debt, interest rate changes generally do not affect the fair market value of such debt but do impact future earnings and cash flows, assuming other factors are held constant. At March 31, 2005 the carrying amount and estimated fair value of our long-term debt was $271.1 million and $283.4 million, respectively. Given the current balance of our fixed rate and variable rate debt, we estimate a change in interest costs of approximately $1.0 million for every one-percentage point change in applicable interest rates.

ITEM 4. CONTROLS AND PROCEDURES

         Based on the evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), our principal executive officer and our principal financial officer have concluded that such controls and procedures were effective as of the end of the period covered by this report. In connection with such evaluation, no change in our internal control over financial reporting occurred during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


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


ITEM 6. EXHIBITS

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

Date:  May 16, 2005