Form 10-Q
period 2005-06-30
HINES HORTICULTURE INC
filed 2005-08-15
CIK 1003515

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


                                   (Mark One)

     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005
                                       OR
     ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

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

                                  Yes (X) No ( )

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                  Yes ( ) No (X)

         As of August 10, 2005 there were 22,072,549 shares of Common Stock, par value $0.01 per share, outstanding.

================================================================================

                            HINES HORTICULTURE, INC.
                                      INDEX

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)                               Page No.
                                                                        --------

         Condensed Consolidated Balance Sheets as of
         June 30, 2005 and December 31, 2004                               3

         Condensed Consolidated Statements of Operations for the
         Three Months and Six Months Ended June 30, 2005
         and 2004                                                          4

         Condensed Consolidated Statements of Cash Flows for the
         Six Months Ended June 30, 2005 and 2004                           5

         Notes to the Condensed Consolidated Financial Statements          6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                         18

Item 3.  Quantitative and Qualitative Disclosures About Market Risk        31

Item 4.  Controls and Procedures                                           31

                           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings                                                 31

Item 4.  Submission of Matters to a Vote of Security Holders               32

Item 6.  Exhibits                                                          32

         Signature                                                         33

Note: Items 2, 3 and 5 of Part II are omitted because they are not applicable.

PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements

                            HINES HORTICULTURE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       June 30, 2005 and December 31, 2004
                    (Dollars in thousands, except share data)
                                   (Unaudited)

ASSETS                                                       June 30,    December 31,
------
                                                               2005         2004
                                                             ---------    ---------
CURRENT ASSETS:
        Cash                                                 $      --    $      --
        Accounts receivable, net                                67,189       19,969
        Inventories                                            168,997      181,133
        Prepaid expenses and other current assets                3,129        3,072
        Assets held for sale                                     7,046           --
                                                             ---------    ---------

                                      Total current assets     246,361      204,174
                                                             ---------    ---------

FIXED ASSETS, net                                              124,531      131,536

DEFERRED FINANCING EXPENSES, net                                 7,993        8,883
DEFERRED INCOME TAXES                                            9,210        9,210
GOODWILL                                                        43,926       43,926
                                                             ---------    ---------

                                                             $ 432,021    $ 397,729
                                                             =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
        Accounts payable                                     $  24,809    $  11,958
        Accrued liabilities                                     17,140        9,820
        Accrued payroll and benefits                             8,905        5,900
        Accrued interest                                         4,710        5,194
        Interest rate swap agreement, current portion               --          895
        Long-term debt, current portion                          5,714        5,719
        Borrowings on revolving credit facility                 15,034       23,609
        Deferred income taxes                                   75,472       66,445
                                                             ---------    ---------

                                 Total current liabilities     151,784      129,540
                                                             ---------    ---------

LONG-TERM DEBT                                                 201,667      203,571

OTHER LIABILITIES                                                4,615        3,652
                                                             ---------    ---------

                                         Total liabilities     358,066      336,763
                                                             ---------    ---------


SHAREHOLDERS' EQUITY
        Preferred stock
           Authorized - 2,000,000 shares, $0.01 par
           value; none outstanding                                  --           --
        Common stock
           Authorized - 60,000,000 shares, $0.01 par
           value; Issued and outstanding - 22,072,549
           shares at June 30, 2005 and December 31, 2004           221          221

        Additional paid-in capital                             128,781      128,781
        Accumulated deficit                                    (55,047)     (68,036)
                                                             ---------    ---------

                                Total shareholders' equity      73,955       60,966
                                                             ---------    ---------

                                                             $ 432,021    $ 397,729
                                                             =========    =========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                                     Page 3

                                    HINES HORTICULTURE, INC.
                         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    Three Months and Six Months Ended June 30, 2005 and 2004
                            (Dollars in thousands, except share data)
                                           (Unaudited)


                                                 Three Months Ended June 30,     Six Months Ended June 30,
                                                     2005           2004           2005             2004
                                                 ------------   ------------    ------------    ------------

Sales, net                                       $    176,893   $    181,081    $    240,883    $    241,471
Cost of goods sold                                     87,843         87,392         120,609         118,516
                                                 ------------   ------------    ------------    ------------
    Gross profit                                       89,050         93,689         120,274         122,955
                                                 ------------   ------------    ------------    ------------

Selling and distribution expenses                      51,504         49,196          74,068          68,394
General and administrative expenses                     5,736          6,409          11,681          12,020
Other operating expenses, net                             544            547             429             547
                                                 ------------   ------------    ------------    ------------
    Total operating expenses                           57,784         56,152          86,178          80,961
                                                 ------------   ------------    ------------    ------------

    Operating income                                   31,266         37,537          34,096          41,994

Other expenses (income)
   Interest, net                                        5,846          6,884          12,086          13,584
   Interest rate swap agreement income                     --         (1,454)           (895)         (2,323)
   Amortization of deferred financing expenses            444            449             889             894
                                                 ------------   ------------    ------------    ------------
                                                        6,290          5,879          12,080          12,155
                                                 ------------   ------------    ------------    ------------

Income before income tax provision                     24,976         31,658          22,016          29,839

Income tax provision                                   10,241         12,980           9,027          12,234
                                                 ------------   ------------    ------------    ------------

Net income                                       $     14,735   $     18,678    $     12,989    $     17,605
                                                 ============   ============    ============    ============


Basic earnings per share:
Net income per common share                      $       0.67   $       0.85    $       0.59    $       0.80
                                                 ============   ============    ============    ============

Diluted earnings per share:
Net income per common share                      $       0.67   $       0.84    $       0.59    $       0.79
                                                 ============   ============    ============    ============

Weighted average shares outstanding--Basic         22,072,549     22,072,549      22,072,549      22,072,549
                                                 ============   ============    ============    ============

Weighted average shares outstanding--Diluted       22,131,507     22,154,141      22,129,403      22,168,978
                                                 ============   ============    ============    ============

                 The accompanying notes are an integral part of these condensed consolidated financial statements.

                                             Page 4

                            HINES HORTICULTURE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Six Months Ended June 30, 2005 and 2004
                             (Dollars in thousands)
                                   (Unaudited)

                                                                2005        2004
                                                              --------    --------

CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                $ 12,989    $ 17,605
    Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation                                            5,333       5,272
         Accretion of asset retirement obligations                  51          61
         Amortization of deferred financing expenses               889         894
         Interest rate swap agreement income                      (895)     (2,323)
         (Gain) loss on sale of assets                            (171)         71
         Deferred income taxes                                   9,027      12,234
                                                              --------    --------

                                                                27,223      33,814
Change in working capital accounts:
    Accounts receivable                                        (47,220)    (58,368)
    Inventories                                                 11,999      13,719
    Prepaid expenses and other current assets                      (57)        376
    Accounts payable and accrued liabilities                    22,593      16,086
                                                              --------    --------

      Change in working capital accounts                       (12,685)    (28,187)
                                                              --------    --------

        Net cash provided by operating activities               14,538       5,627
                                                              --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of fixed assets                                    (5,347)     (2,096)
    Proceeds from sale of fixed assets                             194          --
    Proceeds from land sale option                               1,100          --
                                                              --------    --------

        Net cash used in investing activities                   (4,053)     (2,096)
                                                              --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net (repayments) borrowing on revolving line of credit      (8,575)      3,343
    Repayments of long-term debt                                (1,910)     (1,950)
    Deferred financing expenses incurred                            --         (69)
                                                              --------    --------

        Net cash (used in) provided by financing activities    (10,485)      1,324
                                                              --------    --------


NET CHANGE IN CASH                                                  --       4,855

CASH, beginning of period                                           --          --
                                                              --------    --------

CASH, end of period                                           $     --    $  4,855
                                                              ========    ========


Supplemental disclosure of cash flow information:
    Cash paid for interest                                    $ 12,503    $ 13,522
    Cash paid for income taxes                                $     24    $      7

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

2.       Unaudited Financial Information:
         --------------------------------

                  The unaudited financial information furnished herein, in the opinion of management, reflects all adjustments (consisting of only normal recurring adjustments), which are necessary to fairly state the consolidated financial position, results of operations and cash flows of the Company as of and for the periods indicated. The Company presumes that users of the interim financial information herein have read or have access to the Company's audited consolidated financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation, may be determined in that context.

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

3.       Earnings Per Share:
         -------------------

                  Earnings per share are calculated in accordance with Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings per Share," which requires the Company to report both basic earnings per share, based on the weighted-average number of common shares outstanding, and diluted earnings per share, based on the weighted-average number of common shares outstanding adjusted to include the potentially dilutive effect of outstanding stock options and warrants using the treasury method. For the three months ended June

         30, 2005 and 2004, the incremental shares related to 440,000 warrants outstanding were 56,169 and 81,592, respectively. For the six months ended June 30, 2005 and 2004, the incremental shares related to 440,000 warrants outstanding were 54,190 and 96,429, respectively. Additionally, for the three and six months ended June 30, 2005, incremental shares related to the underlying employee stock options were 2,789 and 2,664, respectively, from total outstanding options of 1,066,773. For the three and six months ended June 30, 2004, shares related to employee stock options in the amount of 1,070,323 were excluded from the computation of diluted earnings per share because they would have been anti-dilutive.

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

                                                        Three months ended      Six months ended
                                                             June 30,               June 30,
                                                          2005       2004       2005        2004
                                                        --------   --------   --------   ----------
         Net income, as reported                        $ 14,735   $ 18,678   $ 12,989   $   17,605
         Stock-based compensation expense, net of tax        (11)      (102)       (22)        (226)
                                                        --------   --------   --------   ----------
         Pro forma net income                           $ 14,724   $ 18,576   $ 12,967   $   17,379
                                                        ========   ========   ========   ==========

         Net income per share:

         Basic - as reported                            $   0.67   $   0.85   $   0.59   $     0.80
                                                        ========   ========   ========   ==========
         Basic - pro forma                              $   0.67   $   0.84   $   0.59   $     0.79
                                                        ========   ========   ========   ==========

         Diluted - as reported                          $   0.67   $   0.84   $   0.59   $     0.79
                                                        ========   ========   ========   ==========
         Diluted - pro forma                            $   0.67   $   0.84   $   0.59   $     0.78
                                                        ========   ========   ========   ==========


                  In arriving at an option valuation, the Black-Scholes model considers, among other factors, the expected life of an option and the expected volatility of the Company's stock price. For pro forma purposes, the estimated fair value of the Company's stock-based awards to employees is amortized over their respective vesting periods.

5.       Inventories:
         ------------

         Inventories consisted of the following:

                                                    June 30,        December 31,
                                                      2005             2004
                                                    --------         --------
         Nursery stock                              $157,126         $169,908
         Material and supplies                        11,871           11,225
                                                    --------         --------
                                                    $168,997         $181,133
                                                    ========         ========

6.       New Accounting Pronouncements:
         ------------------------------

                  In November 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 151, Inventory Costs, which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not expect the adoption of this standard to have a material impact on the Company's consolidated financial statements.

                  In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB Opinion No. 25. In March 2005, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin (SAB) 107, Share-Based Payment, which expresses views of the SEC Staff about the application of SFAS No. 123(R). SFAS No. 123(R) was to be effective for interim or annual reporting periods beginning on or after June 15, 2005, but in April 2005 the SEC issued a rule that SFAS No. 123(R) will be effective for annual reporting periods beginning on or after June 15, 2005. The Company is in the process of evaluating the effect this standard may have on our financial condition, results of operations and cash flows.

                  In December 2004, the FASB issued SFAS No. 153, "Exchange of Non-Monetary Assets - An Amendment of ARB Opinion No. 29," which requires non-monetary asset exchanges to be accounted for at fair value. The Company is required to adopt the provisions of SFAS No. 153 for non-monetary exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect the adoption of this standard to have a material impact on the Company's consolidated financial statements.

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

                  In May 2005, the Financial Accounting Standards Board ("FASB") issued Statement No. 154 ("No. 154"), Accounting Changes and Error Corrections. FASB No. 154 replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in an accounting principle. This Statement applies to all voluntary changes in an accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. APB Opinion 20 previously required that most voluntary changes in an accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods' financial statements of changes in an accounting principle. Statement No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company is in the process of evaluating the effect this standard may have on our financial condition, results of operations and cash flows.

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

                  FIRST AMENDMENT TO SENIOR CREDIT FACILITY. In July 2005, Hines Nurseries negotiated and entered into the First Amendment to the Senior Credit Facility dated as of June 30, 2005 (the "Amendment") to the Senior Credit Facility dated as of September 30, 2003. The Amendment amends requirements for repayment of term loans and unscheduled reductions of revolving loan commitments regarding certain real property sales and applies the proceeds from such property sales to the term loans and allows for the exclusion of certain expenditures to replace assets sold. The Amendment also amends the calculation of fixed charge coverage ratio and leverage ratio to allow as an addition to EBITDA certain adjustments related to work force reductions and requires Hines to meet less restrictive minimum fixed charge coverage ratio and maximum leverage ratio covenants.

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

                  The Senior Credit Facility requires Hines Nurseries and its subsidiaries to meet specific covenants and financial ratios, including a minimum fixed charge coverage test, a maximum leverage test and a maximum capital expenditure test. The Senior Credit Facility contains customary representations and warranties and customary events of default and other covenants. As of June 30, 2005, the Company was in compliance with all covenants.

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

                  BORROWING BASE. Availability of borrowings under the revolving facility are subject to a borrowing base consisting of the sum of (i) 85% of eligible accounts receivable plus (ii) the lesser of (x) up to 55% of eligible inventory or (y) 85% of the appraised net orderly liquidation value of eligible inventory. The Company must deliver borrowing base certificates and reports at least monthly. The borrowing base also may be subject to certain other adjustments and reserves to be determined by the agent. Eligible accounts receivable of both The Home Depot, the Company's largest customer, and Lowe's Companies, Inc., its second largest customer, may not exceed 30% of total eligible accounts receivable at any time. At June 30, 2005, the Company had $93,814 of available credit.

                  REPAYMENT. Under the terms of the Senior Credit Facility, amortization payments of $1,905 on the term loan will be required at the end of each of its second, third and fourth fiscal quarters which began on June 30, 2004 and through the end of the term, with the full remaining balance payable on the last installment date. Subject to certain exceptions, 100% of the net cash proceeds the Company receives from certain asset dispositions and issuances of debt, 50% of the net cash proceeds the Company receives from issuances of equity and 25% of excess cash flow are required to be applied to repay the term loan facility and are to be applied on a pro rata basis to all remaining scheduled installments of the term loan facility. Proceeds from the potential Miami land sale will be used to pay down the Senior Credit Facility, except for a portion that can be used for capital expenditures per the Amendment. The Senior Credit Facility may also be voluntarily prepaid at any time without premium or penalty.

8.       Long-Term Debt:
         ---------------

                                                                           June 30,  December 31,
                                                                            2005       2004
                                                                           --------   --------
         Senior Credit Facility - term loan at the bank's reference rate plus 2.25% or the LIBOR rate plus 3.25%. Interest rates were
         6.65% and 5.46% at June 30, 2005 and December 31, 2004,
         respectively.                                                     $ 32,381   $ 34,285

         Senior Notes, interest at 10.25% payable semi-annually on each
         April 1 and October 1, maturing on October 1, 2011.                175,000    175,000

         Other obligations due at various dates through 2005.                    --          5
                                                                           --------   --------
                                                                            207,381    209,290

         Less current portion                                                 5,714      5,719
                                                                           --------   --------
                          Total long-term debt                             $201,667   $203,571
                                                                           ========   ========


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

9.       Assets Held for Sale:
         ---------------------

                  In response to several previous unsolicited offers, we have requested proposals from several regional and national land developers regarding the potential sale of approximately 122 acres of land, which are currently in use at our Hines Miami facility. We anticipate that the contemplated transaction, if completed, would be structured to allow us up to two years to transition off of the property, build new facilities and increase capacity on our remaining land in Miami. We are currently in the process of receiving and reviewing proposals for this land and anticipate, if a transaction is successfully negotiated, that we will enter into a definitive purchase and sale agreement regarding the potential transaction during the third quarter of 2005.

10.      Guarantor/Non-guarantor Disclosures:
         ------------------------------------

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

                  The following condensed consolidating information shows (a) the Company on a parent company basis only as the parent guarantor (carrying its investment in its subsidiaries under the equity method),
         (b) Hines Nurseries as the issuer, (c) Hines SGUS and Enviro-Safe as subsidiary guarantors, (d) eliminations necessary to arrive at the information for the parent guarantor and its direct and indirect subsidiaries on a consolidated basis and (e) the parent guarantor on a consolidated basis as follows:

         o Condensed consolidating balance sheets as of June 30, 2005 and December 31, 2004;

         o Condensed consolidating statements of operations for the six and three months ended June 30, 2005 and 2004; and

         o A condensed consolidating statement of cash flows for the six months ended June 30, 2005 and 2004 has not been presented as there were no cash flows from operating, financing and investing activities of Hines Horticulture on a parent company basis, Hines SGUS and Enviro-Safe as subsidiary guarantors or eliminations.

                                      Guarantor / Non-guarantor Disclosures
                                      Condensed Consolidating Balance Sheet
                                               As of June 30, 2005
                                             (Dollars in thousands)
                                                   (Unaudited)


                                                       Hines
                                                    Horticulture   Hines
                                                      (Parent     Nurseries   Subsidiary               Consolidated
                                                     Guarantor)   (Issuer)    Guarantors  Eliminations    Total
                                                     ---------   ---------    ---------    ---------    ---------
    ASSETS
    ------

Current assets:
    Cash                                             $      --   $      --    $      --    $      --    $      --
    Accounts receivable, net                                --      66,805          384           --       67,189
    Inventories                                             --     168,669          328           --      168,997
    Prepaid expenses and other current assets               --       3,129          626         (626)       3,129
    Assets held for sale                                    --       7,046           --           --        7,046
                                                     ---------   ---------    ---------    ---------    ---------
                              Total current assets          --     245,649        1,338         (626)     246,361
                                                     ---------   ---------    ---------    ---------    ---------

Fixed assets, net                                           --     124,506           25           --      124,531
Deferred financing expenses, net                            --       7,993           --           --        7,993
Deferred income taxes                                    2,922       6,288           --           --        9,210
Goodwill                                                    --      43,926           --           --       43,926
Investments in subsidiaries                             78,865          --           --      (78,865)          --
                                                     ---------   ---------    ---------    ---------    ---------
                                                     $  81,787   $ 428,362    $   1,363    $ (79,491)   $ 432,021
                                                     =========   =========    =========    =========    =========

    LIABILITIES AND SHAREHOLDERS' EQUITY
    ------------------------------------

Current liabilities:
    Accounts payable and accrued liabilities         $      --   $  55,517    $      47    $      --    $  55,564
    Long-term debt, current portion                         --       5,714           --           --        5,714
    Borrowings on revolving credit facility                 --      15,034           --           --       15,034
    Deferred income taxes                                   --      75,472           --           --       75,472
    Intercompany accounts                                7,832      (7,206)          --         (626)          --
                                                     ---------   ---------    ---------    ---------    ---------
                         Total current liabilities       7,832     144,531           47         (626)     151,784
                                                     ---------   ---------    ---------    ---------    ---------

Long-term debt                                              --     201,667           --           --      201,667
Accrued long-term liability, net                            --       4,615           --           --        4,615
Shareholders' equity                                    73,955      77,549        1,316      (78,865)      73,955
                                                     ---------   ---------    ---------    ---------    ---------

                                                     $  81,787   $ 428,362    $   1,363    $ (79,491)   $ 432,021
                                                     =========   =========    =========    =========    =========

                                      Guarantor / Non-guarantor Disclosures
                                      Condensed Consolidating Balance Sheet
                                             As of December 31, 2004
                                             (Dollars in thousands)
                                                   (Unaudited)


                                                      Hines
                                                   Horticulture   Hines
                                                     (Parent    Nurseries   Subsidiary               Consolidated
                                                    Guarantor)   (Issuer)   Guarantors   Eliminations    Total
                                                    ---------   ---------    ---------    ---------    ---------
    ASSETS
    ------

Current assets:
    Cash                                            $      --   $      --    $      --    $      --    $      --
    Accounts receivable, net                               --      19,682          287           --       19,969
    Inventories                                            --     180,806          327           --      181,133
    Prepaid expenses and other current assets              --       3,072          614         (614)       3,072
                                                    ---------   ---------    ---------    ---------    ---------
                             Total current assets          --     203,560        1,228         (614)     204,174
                                                    ---------   ---------    ---------    ---------    ---------

Fixed assets, net                                          --     131,508           28           --      131,536
Deferred financing expenses, net                           --       8,883           --           --        8,883
Deferred income taxes                                   2,922       6,288           --           --        9,210
Goodwill                                                   --      43,926           --           --       43,926
Investments in subsidiaries                            65,876          --           --      (65,876)          --
                                                    ---------   ---------    ---------    ---------    ---------
                                                    $  68,798   $ 394,165    $   1,256    $ (66,490)   $ 397,729
                                                    =========   =========    =========    =========    =========

    LIABILITIES AND SHAREHOLDERS' EQUITY
    ------------------------------------

Current liabilities:
    Accounts payable and accrued liabilities        $      --   $  32,871    $       1    $      --    $  32,872
    Interest rate swap agreement                           --         895           --           --          895
    Long-term debt, current portion                        --       5,719           --           --        5,719
    Borrowings on revolving credit facility                --      23,609           --           --       23,609
    Deferred income taxes                                  --      66,445           --           --       66,445
    Intercompany accounts                               7,832      (7,218)          --         (614)          --
                                                    ---------   ---------    ---------    ---------    ---------
                        Total current liabilities       7,832     122,321            1         (614)     129,540
                                                    ---------   ---------    ---------    ---------    ---------

Long-term debt                                             --     203,571           --           --      203,571
Accrued long-term liability, net                           --       3,652           --           --        3,652
Shareholders' equity                                   60,966      64,621        1,255      (65,876)      60,966
                                                    ---------   ---------    ---------    ---------    ---------

                                                    $  68,798   $ 394,165    $   1,256    $ (66,490)   $ 397,729
                                                    =========   =========    =========    =========    =========


                                                    Page 15

                                Guarantor / Non-guarantor Disclosures - Continued
                                 Condensed Consolidating Statement of Operations
                                     For the six months ended June 30, 2005
                                             (Dollars in thousands)
                                                   (Unaudited)


                                                          Hines
                                                       Horticulture   Hines
                                                        (Parent      Nurseries    Subsidary               Consolidated
                                                       Guarantor)    (Issuer)     Guarantors Eliminations    Total
                                                        ---------    ---------    ---------   ---------    ---------
Sales, net                                              $      --    $ 239,929    $     954   $      --    $ 240,883
Cost of goods sold                                             --      119,984          625          --      120,609
                                                        ---------    ---------    ---------   ---------    ---------
    Gross Profit                                               --      119,945          329          --      120,274
Operating expenses                                             --       85,910          268          --       86,178
                                                        ---------    ---------    ---------   ---------    ---------
    Operating income                                           --       34,035           61          --       34,096
                                                        ---------    ---------    ---------   ---------    ---------
Other expenses:
   Interest                                                    --       12,086           --          --       12,086
   Interest rate swap agreement expense                        --         (895)          --          --         (895)
   Amortization of deferred financing expenses, other     (12,989)         889           --      12,989          889
                                                        ---------    ---------    ---------   ---------    ---------
                                                          (12,989)      12,080           --      12,989       12,080
                                                        ---------    ---------    ---------   ---------    ---------
Income (loss) before provision for income taxes            12,989       21,955           61     (12,989)      22,016
Income tax provision                                           --        9,027           --          --        9,027
                                                        ---------    ---------    ---------   ---------    ---------
Net income (loss)                                       $  12,989    $  12,928    $      61   $ (12,989)   $  12,989
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

                                                          Hines
                                                       Horticulture   Hines
                                                        (Parent      Nurseries    Subsidary               Consolidated
                                                       Guarantor)    (Issuer)     Guarantors Eliminations    Total
                                                        ---------    ---------    ---------   ---------    ---------
Sales, net                                              $      --    $ 240,454    $   1,017   $      --    $ 241,471
Cost of goods sold                                             --      117,855          661          --      118,516
                                                        ---------    ---------    ---------   ---------    ---------
   Gross Profit                                                --      122,599          356          --      122,955
Operating expenses                                             --       80,703          258          --       80,961
                                                        ---------    ---------    ---------   ---------    ---------
   Operating income                                            --       41,896           98          --       41,994
                                                        ---------    ---------    ---------   ---------    ---------
Other expenses:
   Interest expense                                            --       13,584           --          --       13,584
   Interest rate swap agreement income                         --       (2,323)          --          --       (2,323)
   Amortization of deferred financing expenses, other     (17,605)         894           --      17,605          894
                                                        ---------    ---------    ---------   ---------    ---------
                                                          (17,605)      12,155           --      17,605       12,155
                                                        ---------    ---------    ---------   ---------    ---------
Income (loss) before provision for income taxes            17,605       29,741           98     (17,605)      29,839
Income tax provision                                           --       12,194           40          --       12,234
                                                        ---------    ---------    ---------   ---------    ---------
Net income (loss)                                       $  17,605    $  17,547    $      58   $ (17,605)   $  17,605
                                                        =========    =========    =========   =========    =========


                                                    Page 16

                                GUARANTOR / NON-GUARANTOR DISCLOSURES - CONTINUED
                                      Consolidating Statement of Operations
                                    For the three months ended June 30, 2005
                                             (Dollars in thousands)
                                                   (Unaudited)

                                                          Hines
                                                      Horticulture     Hines
                                                         (Parent     Nurseries    Subsidary               Consolidated
                                                        Guarantor)    (Issuer)   Guarantors  Eliminations    Total
                                                        ---------    ---------    ---------   ---------    ---------
Sales, net                                              $      --    $ 176,360    $     533   $      --    $ 176,893
Cost of goods sold                                             --       87,499          344          --       87,843
                                                        ---------    ---------    ---------   ---------    ---------
    Gross Profit                                               --       88,861          189          --       89,050
Operating expenses                                             --       57,656          128          --       57,784
                                                        ---------    ---------    ---------   ---------    ---------
    Operating income                                           --       31,205           61          --       31,266
                                                        ---------    ---------    ---------   ---------    ---------
Other expenses:
   Interest                                                    --        5,846           --          --        5,846
   Amortization of deferred financing expenses, other     (14,735)         444           --      14,735          444
                                                        ---------    ---------    ---------   ---------    ---------
                                                          (14,735)       6,290           --      14,735        6,290
                                                        ---------    ---------    ---------   ---------    ---------
Income (loss) before provision for income taxes            14,735       24,915           61     (14,735)      24,976
Income tax provision                                           --       10,241           --          --       10,241
                                                        ---------    ---------    ---------   ---------    ---------
Net income (loss)                                       $  14,735    $  14,674    $      61   $ (14,735)   $  14,735
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

                                                          Hines
                                                      Horticulture     Hines
                                                         (Parent     Nurseries    Subsidary               Consolidated
                                                        Guarantor)    (Issuer)   Guarantors  Eliminations    Total
                                                        ---------    ---------    ---------   ---------    ---------
Sales, net                                              $      --    $ 180,295    $     786   $      --    $ 181,081
Cost of goods sold                                             --       86,881          511          --       87,392
                                                        ---------    ---------    ---------   ---------    ---------
    Gross Profit                                               --       93,414          275          --       93,689
Operating expenses                                             --       55,932          220          --       56,152
                                                        ---------    ---------    ---------   ---------    ---------
    Operating income                                           --       37,482           55          --       37,537
                                                        ---------    ---------    ---------   ---------    ---------
Other expenses:
   Interest expense                                            --        6,884           --          --        6,884
   Interest rate swap agreement income                         --       (1,454)          --          --       (1,454)
   Amortization of deferred financing expenses, other     (18,678)         449           --      18,678          449
                                                        ---------    ---------    ---------   ---------    ---------
                                                          (18,678)       5,879           --      18,678        5,879
                                                        ---------    ---------    ---------   ---------    ---------
Income (loss) before provision for income taxes            18,678       31,603           55     (18,678)      31,658
Income tax provision                                           --       12,958           22          --       12,980
                                                        ---------    ---------    ---------   ---------    ---------
Net income (loss)                                       $  18,678    $  18,645    $      33   $ (18,678)   $  18,678
                                                        =========    =========    =========   =========    =========


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

         OVERVIEW

         We are a leading national supplier of ornamental shrubs, color plants and container-grown plants with 13 commercial nursery facilities located in Arizona, California, Florida, Georgia, New York, Oregon, Pennsylvania, South Carolina and Texas. We produce approximately 4,900 varieties of ornamental shrubs and color plants and we sell to more than 2,000 retail and commercial customers, representing more than 8,700 outlets throughout the United States and Canada. As of June 30, 2005, Hines Horticulture currently produced and distributed horticultural products through its wholly owned subsidiaries, Hines

Nurseries and Enviro-Safe Laboratories, Inc. In July 2005, we entered into an asset purchase agreement whereby we disposed of substantially all of the assets of Enviro-Safe and Enviro-Safe no longer actively conducts business. Please see the disclosure under the heading "Enviro-Safe Laboratories, Inc. Asset Sale" below.

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

         Although the use of the cash method of accounting for federal income taxes defers the payment of federal income taxes, the deferral of such taxes produces a current liability for accounting purposes. At June 30, 2005, we had a current deferred liability for deferred income taxes of $75.5 million related to the use of the cash method of accounting. The liability is deemed current for accounting purposes because the majority of the items to which this liability relates are comprised of current assets and current liabilities in our balance sheet (such as inventory, accounts receivable and accounts payable). The classification of this liability as a current item, however, does not mean that it is required to be paid within the next twelve months.

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

         ENVIRO-SAFE LABORATORIES, INC. ASSET SALE

         On July 25, 2005, Enviro-Safe and Hines Nurseries entered into an Asset Purchase Agreement with a non-affiliated third party vendor to sell substantially all of the assets of Enviro-Safe, excluding cash, accounts receivables, and intercompany receivables. The purchase price for the assets was approximately $0.6 million and was paid through the issuance of customer credits for past purchases. In accordance with the agreement, we have agreed to provide limited marketing support for up to three years, subject to certain restrictions. We also entered into a three year non-compete agreement, which restricts our ability to own and manage a competing fertilizer company and restricts our Miami facility's ability to co-brand and market with competing fertilizer companies, unless directly requested by our customers. Upon a change in control of Hines Horticulture or Hines Nurseries, all non-compete restrictions shall cease and no longer be of any effect.

         POTENTIAL LAND SALE OPPORTUNITY

         In response to several previous unsolicited offers, we have requested proposals from several regional and national land developers regarding the potential sale of approximately 122 acres of land, which are currently in use at our Hines Miami facility. We anticipate that the contemplated transaction, if completed, would be structured to allow us up to two years to transition off of the property, build new facilities and increase capacity on our remaining land in Miami. We are currently in the process of receiving and reviewing proposals for this land and anticipate, if a transaction is successfully negotiated, that we will enter into a definitive purchase and sale agreement regarding the potential transaction during the third quarter of 2005. It is expected that any agreement, if executed, would be subject to a feasibility contingency and other customary closing conditions. We believe that the contemplated transaction will not have a substantial impact on our future sales in the Southeast region and will strengthen our balance sheet by reducing our outstanding term loan debt. There can be no assurances that this potential transaction will be successfully negotiated and if negotiated, that the closing conditions will be satisfied and the potential transaction will be completed or that the Company will be able to realize the anticipated benefits of the proposed transaction.

         REORGANIZATION

         During the second quarter, we implemented a strategic plan of reorganization, permanently reducing headcount and realigning certain aspects of our management team. We estimate that these changes will result in annualized cost savings of approximately $3.8 million, excluding a $0.6 million severance charge recorded in the second quarter of 2005.

         PAY BY SCAN

         In January 2005, we entered into an agreement with our largest customer to sell a portion of our product under a new pay by scan ("PBS") program. Under this program, our customer does not take ownership of the inventory at its stores until the product is scanned at the check out register. Revenue is recorded at the point the store sells our product to its customers. Sales under this program began in February 2005 on a limited basis. It is currently planned to roll out to additional stores of this customer by the end of 2005. Annuals and perennials are the only products impacted by this new program.

RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED JUNE 30, 2005 COMPARED TO THREE MONTHS ENDED JUNE 30, 2004

         NET SALES. Net sales of $176.9 million for the three months ended June 30, 2005 decreased $4.2 million, or 2.3%, from net sales of $181.1 million for the comparable period in 2004. The decline in net sales was mainly due to slightly lower sales unit volume, offset by approximately a 1% increase in our average unit selling price during the three months ended June 30, 2005 compared to the comparable period in 2004. The sales for the period were also impacted by the consolidation of sales in the retail segment of the green goods market from our customers to a fewer number of higher volume retails, such as home centers. While we have been successful in transitioning lost sales volume to the home centers, we estimate that the average unit selling price on these transitioned units has declined approximately 8% from the average selling price during the comparable period in 2004. We also had a customer unexpectedly cancel approximately $3.0 million of orders in the period in the Southeast and mid-Atlantic markets due to excessive levels of inventory, which resulted from lower than expected consumer demand in its stores.

         GROSS PROFIT. Gross profit of $89.1 million for the three months ended June 30, 2005 decreased $4.6 million, or 5.0%, from gross profit of $93.7 million for the comparable period in 2004. As a percentage of net sales, gross profit for the quarter decreased to 50.3% from 51.7% for the comparable period in 2004. The decline in gross profit and gross profit margin percentage was mainly due to lower overall sales unit volume and higher commodity prices, driven primarily by the increase in diesel fuel for the three months ended June 30, 2005 versus the prior year comparable period. For the three months ended June 30, 2005 our average cost per unit increased approximately 5% mainly as a result of higher container and fuel costs, partially offset by approximately a 1% increase in our average unit selling price.

         SELLING AND DISTRIBUTION EXPENSES. Selling and distribution expenses of $51.5 million for the three months ended June 30, 2005 increased $2.3 million, or 4.7%, from $49.2 million for the comparable period in 2004. As a percentage of net sales, selling and distribution expenses for the quarter increased to 29.1% from 27.2% in the second quarter of 2004. Selling expenses of $14.4 million for the three months ended June 30, 2005 increased $0.9 million, or 6.7%, from $13.5 million a year ago. The increase in selling expenses resulted from increased merchandising costs, particularly third-party merchandising costs. Distribution expenses of $37.1 million for the three months ended June 30, 2005 increased $1.4 million, or 3.9%, from $35.7 million for the comparable period in 2004. The increase in distribution expenses was mainly due to higher diesel fuel costs and increased third party carrier charges, which were also primarily driven by more expensive diesel fuel.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses of $5.7 million for the three months ended June 30, 2005 decreased $0.7 million, or 10.5%, from $6.4 million for the comparable period in 2004. The decline in general and administrative expenses was due to lower compensation expenses during the quarter.

         OTHER OPERATING EXPENSES, NET. Other operating expenses of $0.5 million for the three months ended June 30, 2005 remained unchanged from the comparable period in 2004. Other operating expenses for the period consisted of a $0.6 million severance charge, which resulted from the Reorganization during the second quarter of 2005, as discussed earlier. Other operating expenses for the comparable period in 2004 consisted of $0.5 million in legal fees resulting from the Lovell arbitration relating to earn-out payments for fiscal 2001.

         OPERATING INCOME. Operating income of $31.3 million for the three months ended June 30, 2005 decreased by $6.3 million, or 16.7%, from $37.5 million for the comparable period in 2004. The decline in operating income was mainly due to the decrease in sales, gross profit and increase in selling and distribution expenses, partially offset by lower general and administrative expenses.

         OTHER EXPENSES. Other expenses of $6.3 million for the three months ended June 30, 2005 increased $0.4 million, or 7.0%, from $5.9 million for the comparable period in 2004 due to the decline in interest rate swap agreement income, partially offset by lower interest expense. Interest expense for the three months ended June 30, 2005 declined $1.0 million, or 15.1%, mainly as a result of the termination of our $75.0 million interest rate swap agreement in February 2005 and lower outstanding revolver debt, partially offset by higher variable interest rates.

         INCOME TAX PROVISION. Our effective income tax rate was 41.0% for the three months ended June 30, 2005, unchanged from the comparable period a year ago. Provision for income taxes was $10.2 million for the three months ended June 30, 2005, compared to $13.0 million for the comparable period in 2004.

         NET INCOME. Net income of $14.7 million for the three months ended June 30, 2005 decreased by $3.9 million, or 21.1%, from $18.7 million for the comparable period in 2004. The decline in net income was due to the decrease in operating income and the increase in other expenses, partially offset by a lower provision for income taxes.

SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO SIX MONTHS ENDED JUNE 30, 2004

         NET SALES. Net sales of $240.9 million for the six months ended June 30, 2005 decreased $0.6 million, or 0.2%, from net sales of $241.5 million for the comparable period in 2004 due to slightly lower sales unit volume, offset by approximately a 2% increase in our overall average unit selling price during the six months ended June 30, 2005 compared to the comparable period in 2004. Net sales to home centers increased approximately $12.5 million as we transitioned sales unit volume from lost customers. Lost customers represented a $13.7 million decline in net sales compared to the same period in 2004. We estimate that the average unit selling price on the transitioned sales unit volume is approximately 5% lower than in 2004.

         The following analysis regarding our sales for the six months ended June 30, 2005 reviews our sales from a quarterly perspective because we believe it provides meaningful information with regard to the sales for the period.

         Our first quarter 2005 net sales increased compared to the first quarter of 2004 as a result of improved customer pricing, favorable changes to our product mix and a higher volume of early spring shipments into markets in the East. Sales in the Southwest during the first quarter of 2005 declined compared to the same period a year ago as southern California and Arizona experienced low consumer demand as a result of record breaking amounts of winter rain. Net sales in the Northeast during the first quarter of 2005 increased compared to the same period in 2004 as a result of the timing of Easter sales, while net sales in the Southeast during the first quarter of 2005 declined as a result of our new PBS program, which deferred approximately $0.8 million of net sales into the second quarter of 2005.

         Our second quarter 2005 net sales decreased compared to the second quarter of 2004 due to lower sales unit volume, offset by an increase in average unit selling price. Net sales during the second quarter of 2005 in the Southwest increased during the second quarter as the record-breaking winter rains dissipated and consumers in the region returned to gardening. Net sales in the Northeast during the second quarter of 2005 declined compared to the same period in 2004 as a result of lower consumer demand for bedding plants at the retail independent garden centers. Net sales in the South during the second quarter of 2005 were down compared to the same period in 2004 due to fewer customer store locations, while net sales in the Southeast were essentially flat to last year.

         GROSS PROFIT. Gross profit of $120.3 million for the six months ended June 30, 2005 decreased $2.7 million, or 2.2%, from gross profit of $123.0 million for the comparable period in 2004. As a percentage of net sales, gross profit for the quarter decreased to 49.9% from 50.9% for the comparable period in 2004. The decline in gross profit and gross profit margin percentage was attributable to slightly lower sales volume and higher commodity prices for the six months ended June 30, 2005 versus the comparable period in 2004. For the six months ended June 30, 2005 our average cost per unit increased approximately 7% mainly as a result of higher container and fuel costs, partially offset by approximately a 2% increase in our average unit selling price.

         SELLING AND DISTRIBUTION EXPENSES. Selling and distribution expenses of $74.1 million for the six months ended June 30, 2005 increased $5.7 million, or 8.3%, from $68.4 million for the comparable period in 2004. As a percentage of net sales, selling and distribution expenses for the six months ended June 30, 2005 increased to 30.7% from 28.3% for the comparable period in 2004. Selling expenses of $22.3 million for the six months ended June 30, 2005 increased $1.7 million, or 8.1%, from $20.6 million a year ago. The increase in selling expenses resulted from increased merchandising costs, particularly third-party merchandising costs. Distribution expenses of $51.8 million for the six months ended June 30, 2005 increased $4.0 million, or 8.4%, from $47.8 million for the comparable period in 2004. The increase in distribution expenses was attributable to higher diesel fuel costs and increased third party carrier charges, which were also primarily driven by more expensive diesel fuel.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses of $11.7 million for the six months ended June 30, 2005 decreased $0.3 million, or 2.8%, from $12.0 million for the comparable period in 2004. The decline in general and administrative expenses was due to lower compensation expenses during the period.

         OTHER OPERATING EXPENSES, NET. Other operating expenses of $0.4 million for the six months ended June 30, 2005 declined $0.1 million from $0.5 million from the comparable period in 2004. Other operating expenses in 2005 consisted of a $0.6 million severance charge, which resulted from the Reorganization during the second quarter of 2005, as discussed earlier. Other operating expenses in 2004 consisted of $0.5 million in legal fees, resulting from the Lovell arbitration relating to earn-out payments for fiscal 2001.

         OPERATING INCOME. Operating income of $34.1 million for the six months ended June 30, 2005 decreased by $7.9 million, or 18.8%, from $42.0 million for the comparable period in 2004. The decline in operating income was mainly due to the decrease in sales, gross profit and the increase in selling and distribution expenses, partially offset by lower general and administrative expenses.

         OTHER EXPENSES. Other expenses of $12.1 million for the six months ended June 30, 2005 decreased $0.1 million, or 0.6%, from $12.2 million for the comparable period in 2004 due to the decline in interest rate swap agreement income, partially offset by lower interest expense. Interest expense for the six months ended June 30, 2005 declined $1.5 million, or 11.0%, mainly as a result of the termination of our $75.0 million interest rate swap agreement in February 2005 and lower outstanding revolver debt, partially offset by higher variable interest rates.

         INCOME TAX PROVISION. Our effective income tax rate was 41.0% for the six months ended June 30, 2005, unchanged from the comparable period a year ago. Provision for income taxes was $9.0 million for the six months ended June 30, 2005, compared to $12.2 million for the comparable period in 2004.

         NET INCOME. Net income of $13.0 million for the six months ended June 30, 2005 decreased by $4.6 million, or 26.2%, from $17.6 million for the comparable period in 2004. The decline in net income was due to the decrease in operating income and the increase in other expenses, partially offset by a lower provision for income taxes.

LIQUIDITY AND CAPITAL RESOURCES

         Our primary sources of liquidity are funds generated by operations and borrowings under our senior credit facility. Our senior credit facility expires in 2008 and consists of a revolving facility with availability of up to $145.0 million (subject to certain borrowing base limits) and a term loan facility of up to $40.0 million. Note 7 and Note 8 to the Condensed Consolidated Financial Statements (unaudited) included in Part I, Item 1 of this Quarterly Report on Form 10-Q provide additional information pertaining to our senior credit facility.

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

         Net cash provided by operating activities was $14.5 million for the six months ended June 30, 2005 compared to $5.6 million for the comparable period in 2004. The increase in cash provided by operating activities is mainly due to improved customer collections. As a result of our Pay By Scan program, our days sales outstanding with our largest customer has improved approximately twenty days compared to the same period a year ago.

         Net cash used in investing activities was $4.1 million for the six months ended June 30, 2005 compared to $2.1 million for the same period a year ago. The increase in cash used in investing activities was mainly due to an increase in capital expenditures of $3.3 million, offset by an increase in proceeds received from land sale option of $1.1 million. The increase in capital expenditures was due to the development of our new Winters South nursery facility in northern California. The increase in proceeds received from land sale option was due to $1.1 million in payments received in accordance with our option agreement and amended option agreement to sell our 168 acre nursery property in Vacaville, California.

         Net cash used in financing activities was $10.5 million for the six months ended June 30, 2005 compared to net cash provided by financing activities of $1.3 million for the same period in 2004. The increase in cash used in financing activities resulted from the repayment of $8.6 million of revolver debt compared to the borrowing of $3.3 million of revolver debt for the same period a year ago. The increase in the repayment of revolver debt was due to the acceleration of customer collections, as discussed earlier.

         We typically draw down our revolving credit facilities in the first and fourth quarters to fund our seasonal inventory buildup and seasonal operating expenses. Based on past history, approximately 72% of our sales generally occur in the first half of the year, generally allowing us to reduce borrowing under our revolving credit facilities in the second and third quarters. On June 30, we had $15.0 million of borrowings under our working capital revolver, resulting in unused borrowing capacity of approximately $93.8 million after applying the borrowing base limitations and letters of credits to our available borrowings.

         At June 30, 2005, we had total outstanding bank indebtedness of $222.4 million.

         We do not have any off balance sheet financing or any financial arrangements with related parties, other than operating leases. The following table discloses aggregate information about our contractual obligations and commercial commitments as of June 30, 2005.

                                                                  PAYMENTS DUE BY PERIOD
                                                      ----------------------------------------------
                                                      Less than   (DOLLARS IN MILLIONS)      After
   Contractual Cash Obligations            Total       1 year     1-3 years   4-5 years     5 years
                                         ----------   ---------   ---------   ---------   ----------
Term loan facility ...................         32.4         5.7        26.7          --           --
Senior Notes .........................        175.0          --          --          --        175.0
Revolving Facility ...................         15.0        15.0          --          --           --
Interest .............................        122.9        21.2        59.9        35.9          5.9
Operating Leases .....................         15.1         3.8         4.3         1.0          6.0
                                         ----------   ---------   ---------   ---------   ----------
Total ................................   $    360.4   $    45.7   $    90.9   $    36.9   $    186.9
                                         ==========   =========   =========   =========   ==========


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

         As previously disclosed by the company in a Form 8-K filed with the SEC in July 2005, we negotiated and entered into the First Amendment to Credit Agreement dated as of June 30, 2005 (the "Amendment") to the Credit Agreement dated as of September 30, 2003 (the "Credit Agreement"). The Amendment amends requirements for repayment of term loans and unscheduled reductions of revolving loan commitments regarding the potential Miami land sale and applies the proceeds from such property sales to the term loans and allows for the exclusion of certain expenditures to replace assets sold. The Amendment also amends the calculation of fixed charge coverage ratio and leverage ratio to allow as an addition to EBITDA certain adjustments related to work force reductions and requires us to meet less restrictive minimum fixed charge coverage ratio and maximum leverage ratio covenants. In consideration for approving the Amendment, all consenting lenders were paid a fee of 10 basis points on outstanding loan commitments, which equated to approximately $0.2 million. For purposes of the following disclosure, the term "Senior Credit Facility" means the Senior Credit Facility as amended by the Amendment, unless otherwise specifically noted.

         GUARANTEES; COLLATERAL. Obligations under the Senior Credit Facility are guaranteed by us and any of our domestic subsidiaries that are not borrowers under the new credit facility. Borrowings under the Senior Credit Facility are collateralized by substantially all of our assets.

         RESTRICTIONS; COVENANTS. The Senior Credit Facility places various restrictions on Hines Nurseries and its subsidiaries, including, but not limited to, limitations on our ability to incur additional debt, pay dividends or make distributions, sell assets or make investments. The Senior Credit Facility specifically restricts Hines Nurseries and its subsidiaries from making distributions to Hines Horticulture. Distributions to Hines Horticulture are limited to (i) payments covering customary general and administrative expenses, not to exceed $0.5 million in any fiscal year, (ii) payments to discharge any consolidated tax liabilities, (iii) and payments, not to exceed as much as $8.3 million in any fiscal year or $9.3 million over the term of the Senior Credit Facility, to enable Hines Horticulture to repurchase its own outstanding common stock from holders other than our majority shareholder. Dividends from Hines Nurseries to Hines Horticulture are disallowed under the Senior Credit Facility.

         The Senior Credit Facility requires Hines Nurseries and its subsidiaries to meet specific covenants and financial ratios, including a minimum fixed charge coverage test, a maximum leverage test and a maximum capital expenditure test. The Senior Credit Facility contains customary representations and warranties and customary events of default and other covenants. At June 30, 2005, as amended by the Amendment, we were in compliance with all of our debt covenants under the Senior Credit Facility.

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

         REPAYMENT. Amortization payments of $1.9 million on the term loan will be required at the end of our second, third and fourth fiscal quarters which began on June 30, 2004 and through the end of the term, with the full remaining balance payable on the last installment date. Subject to certain exceptions, 100% of the net cash proceeds we receive from certain asset dispositions and issuances of debt, 50% of the net cash proceeds we receive from issuances of equity and 25% of excess cash flow (beginning in 2004) are required to be applied to repay the term loan facility and are to be applied on a pro rata basis to all scheduled installments of the term loan facility. Proceeds from the potential Miami land sale will be used to pay down the Senior Credit Facility, except for a portion that can be used for capital expenditures per the Amendment. The Senior Credit Facility may also be voluntarily prepaid at any time without premium or penalty.

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

         NEW ACCOUNTING PRONOUNCEMENTS.

         In November 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 151, Inventory Costs, which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

         In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB Opinion No. 25. In March 2005, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin (SAB) 107, Share-Based Payment, which expresses views of the SEC Staff about the application of SFAS No. 123(R). SFAS No. 123(R) was to be effective for interim or annual reporting periods beginning on or after June 15, 2005, but in April 2005 the SEC issued a rule that SFAS No. 123(R) will be effective for annual reporting periods beginning on or after June 15, 2005. We are in the process of evaluating the effect this standard may have on our financial condition, results of operations and cash flows.

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

         In May 2005, the Financial Accounting Standards Board ("FASB") issued Statement No. 154 ("No. 154"), Accounting Changes and Error Corrections. FASB No. 154 replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in an accounting principle. This Statement applies to all voluntary changes in an accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. APB Opinion 20 previously required that most voluntary changes in an accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods' financial statements of changes in an accounting principle. Statement No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We are in the process of evaluating the effect this standard may have on our financial condition, results of operations and cash flows.

         EFFECTS OF INFLATION

         Management believes our results of operations have not been materially impacted by inflation over the past three years.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         As part of our ongoing business, we are exposed to certain market risks, including fluctuations in interest rates, commodity prices and Hines Horticulture's common stock price. We do not enter into transactions designed to mitigate market risks for trading or speculative purposes.

         We have various debt instruments outstanding at June 30, 2005 that are impacted by changes in interest rates.

         We also manage our interest rate risk by balancing the amount of our fixed and variable long-term debt. For fixed-rate debt, interest rate changes affect the fair market value of such debt but do not impact earnings or cash flows. Conversely, for variable-rate debt, interest rate changes generally do not affect the fair market value of such debt but do impact future earnings and cash flows, assuming other factors are held constant. At June 30, 2005 the carrying amount and estimated fair value of our long-term debt was $222.4 million and $224.2 million, respectively. Given the current balance of our fixed rate and variable rate debt, we estimate a change in interest costs of approximately $0.5 million for every one-percentage point change in applicable interest rates.

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         We held our Annual Meeting of Stockholders on June 1, 2005 at which meeting our shockholders elected seven directors and ratified the appointment of PricewaterhouseCoopers LLP as our independent public accountants for the 2005 fiscal year.

         The following individuals were elected as directors and received the number of votes indicated below:

Name of Nominee             Votes For               Against        Abstentions
---------------             ---------               -------        -----------
Douglas D. Allen            18,567,974              155,016            0
Stan R. Fallis              18,622,490              100,560            0
Robert A. Ferguson          18,576,524              146,526            0
G. Ronald Morris            18,690,450              32,600             0
Thomas R. Reusche           18,073,764              649,286            0
James R. Tenant             18,544,200              178,850            0
Paul R. Wood                18,070,064              652,986            0

FOR THE RATIFICATION OF PRICEWATERHOUSECOOPERS LLP AS OUR INDEPENDENT PUBLIC ACCOUNTANTS, 18,712,325 VOTES WERE CAST IN FAVOR, 10,700 VOTES WERE CAST AGAINST AND THERE WERE 25 ABSTENTIONS.

ITEM 6.     EXHIBITS

         Exhibit 10.1 First Amendment to Credit Agreement, effective as of June 30, 2005.*

         Exhibit 31.1 Certification of Chief Executive Officer Pursuant To Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.*

         Exhibit 31.2 Certification of Chief Financial Officer Pursuant To Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.*

         Exhibit 32.1 Certification of Chief Executive Officer Pursuant To 18 U.S.C. Section 1350. Rule 13a-14(d)/15d-14(d) *

         Exhibit 32.2 Certification of Chief Financial Officer Pursuant To 18 U.S.C. Section 1350. Rule 13a-14(d)/15d-14(d)*

         Exhibit 99.1   Cautionary Statements*


* Filed herewith

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

Date:  August 15, 2005