Form 10-Q
period 2005-09-30
HINES HORTICULTURE INC
filed 2005-11-14
CIK 1003515

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


                                   (Mark One)

     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2005

                                       OR

    ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

     For the transition period from _________________ to __________________

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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                  Yes( ) No (X)

         As of November 9, 2005 there were 22,072,549 shares of Common Stock, par value $0.01 per share, outstanding.
================================================================================

                                   HINES HORTICULTURE, INC.
                                             INDEX


                                 PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements (unaudited)                                           Page No.
                                                                                      --------

           Condensed Consolidated Balance Sheets as of
           September 30, 2005 and December 31, 2004                                       3

           Condensed Consolidated Statements of Operations for the
           Three Months and Nine Months Ended September 30, 2005
           and 2004                                                                       4

           Condensed Consolidated Statements of Cash Flows for the
           Nine Months Ended September 30, 2005 and 2004                                  5

           Notes to the Condensed Consolidated Financial Statements                       6

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                                      18

Item 3.    Quantitative and Qualitative Disclosures About Market Risk                     32

Item 4.    Controls and Procedures                                                        33

                                  PART II. OTHER INFORMATION

Item 1.    Legal Proceedings                                                              33

Item 5.    Other Information                                                              33

Item 6.    Exhibits                                                                       34

           Signature                                                                      35

Note:    Items 2, 3 and 4 of Part II are omitted because they are not applicable.





PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

                                        HINES HORTICULTURE, INC.
                                  CONDENSED CONSOLIDATED BALANCE SHEETS
                                September 30, 2005 and December 31, 2004
                                (Dollars in thousands, except share data)
                                               (Unaudited)


                                                                     September 30,        December 31,
ASSETS                                                                   2005                 2004
------                                                              ---------------      ---------------

CURRENT ASSETS:
   Cash                                                             $            --      $            --
   Accounts receivable, net                                                  28,924               19,969
   Inventories                                                              178,524              181,133
   Prepaid expenses and other current assets                                  2,412                3,072
   Assets held for sale                                                       7,046                   --
                                                                    ---------------      ---------------
                                           Total current assets             216,906              204,174
                                                                    ---------------      ---------------

FIXED ASSETS, net                                                           124,493              131,536

DEFERRED FINANCING EXPENSES, net                                              7,719                8,883
DEFERRED INCOME TAXES                                                         9,210                9,210
GOODWILL                                                                     43,926               43,926
                                                                    ---------------      ---------------
                                                                    $       402,254      $       397,729
                                                                    ===============      ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
   Accounts payable                                                 $        16,817      $        11,958
   Accrued liabilities                                                       12,512                9,820
   Accrued payroll and benefits                                               6,913                5,900
   Accrued interest                                                           9,229                5,194
   Interest rate swap agreement, current portion                                 --                  895
   Long-term debt, current portion                                            5,714                5,719
   Borrowings on revolving credit facility                                    5,002               23,609
   Deferred income taxes                                                     71,876               66,445
                                                                    ---------------      ---------------
                                      Total current liabilities             128,063              129,540
                                                                    ---------------      ---------------

LONG-TERM DEBT                                                              199,762              203,571

OTHER LIABILITIES                                                             5,647                3,652
                                                                    ---------------      ---------------
                                              Total liabilities             333,472              336,763
                                                                    ---------------      ---------------

SHAREHOLDERS' EQUITY
   Preferred stock
      Authorized - 2,000,000 shares, $0.01 par value;
      none outstanding                                                           --                   --
   Common stock
      Authorized - 60,000,000 shares, $0.01 par value;
      Issued and outstanding - 22,072,549 shares
      at September 30, 2005 and December 31, 2004                               221                  221

   Additional paid-in capital                                               128,781              128,781
   Accumulated deficit                                                      (60,220)             (68,036)
                                                                    ---------------      ---------------
                                     Total shareholders' equity              68,782               60,966
                                                                    ---------------      ---------------
                                                                    $       402,254      $       397,729
                                                                    ===============      ===============


   The accompanying notes are an integral part of these condensed consolidated financial statements.




                                                   HINES HORTICULTURE, INC.
                                        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                Three Months and Nine Months Ended September 30, 2005 and 2004
                                           (Dollars in thousands, except share data)
                                                          (Unaudited)


                                                        Three Months Ended September 30,       Nine Months Ended September 30,

                                                             2005               2004               2005              2004
                                                        -------------      -------------      -------------      -------------

Sales, net                                              $      49,371      $      51,748      $     290,254      $     293,219
Cost of goods sold                                             27,839             28,220            148,448            146,736
                                                        -------------      -------------      -------------      -------------
    Gross profit                                               21,532             23,528            141,806            146,483
                                                        -------------      -------------      -------------      -------------

Selling and distribution expenses                              19,317             18,519             93,385             86,913
General and administrative expenses                             5,149              5,361             16,830             17,381
Other operating (income) expenses, net                            (15)                (4)               414                543
                                                        -------------      -------------      -------------      -------------
    Total operating expenses                                   24,451             23,876            110,629            104,837
                                                        -------------      -------------      -------------      -------------

    Operating (loss) income                                    (2,919)              (348)            31,177             41,646

Other expenses (income)
   Interest, net                                                5,382              6,602             17,468             20,186
   Interest rate swap agreement income                             --             (1,080)              (895)            (3,403)
   Amortization of deferred financing expenses                    467                445              1,356              1,339
                                                        -------------      -------------      -------------      -------------
                                                                5,849              5,967             17,929             18,122
                                                        -------------      -------------      -------------      -------------

(Loss) income before income tax (benefit) provision            (8,768)            (6,315)            13,248             23,524

Income tax (benefit) provision                                 (3,595)            (2,589)             5,432              9,645
                                                        -------------      -------------      -------------      -------------

Net (loss) income                                       $      (5,173)     $      (3,726)     $       7,816      $      13,879
                                                        =============      =============      =============      =============


Basic and diluted earnings per share:
Net (loss) income per common share                      $       (0.23)     $       (0.17)     $        0.35      $        0.63
                                                        =============      =============      =============      =============

Weighted average shares outstanding--Basic                 22,072,549         22,072,549         22,072,549         22,072,549
                                                        =============      =============      =============      =============

Weighted average shares outstanding--Diluted               22,072,549         22,072,549         22,119,345         22,136,050
                                                        =============      =============      =============      =============


               The accompanying notes are an integral part of these condensed consolidated financial statements.




                                         HINES HORTICULTURE, INC.
                             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              Nine Months Ended September 30, 2005 and 2004
                                          (Dollars in thousands)
                                               (Unaudited)


                                                                             2005               2004
                                                                        -------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                          $       7,816      $      13,879
    Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation                                                           8,024              7,905
         Accretion of asset retirement obligations                                 51                 92
         Amortization of deferred financing expenses                            1,356              1,339
         Interest rate swap agreement income                                     (895)            (3,403)
         (Gain) loss on sale of assets                                           (293)                71
         Deferred income taxes                                                  5,432              9,645
                                                                        -------------      -------------

                                                                               21,491             29,528
Change in working capital accounts:
    Accounts receivable                                                        (8,955)           (13,181)
    Inventories                                                                 2,021              2,314
    Prepaid expenses and other current assets                                     613                434
    Accounts payable and accrued liabilities                                   12,539             13,733
                                                                        -------------      -------------

      Change in working capital accounts                                        6,218              3,300
                                                                        -------------      -------------

        Net cash provided by operating activities                              27,709             32,828
                                                                        -------------      -------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of fixed assets                                                   (8,020)            (3,762)
    Proceeds from deposit on land sale                                            200                 --
    Proceeds from sale of fixed assets                                            725                 --
    Proceeds from land sale option                                              2,000                125
    Contingent consideration for acquisitions                                      --               (947)
                                                                        -------------      -------------

        Net cash used in investing activities                                  (5,095)            (4,584)
                                                                        -------------      -------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net repayments on revolving line of credit                                (18,607)           (24,287)
    Repayments of long-term debt                                               (3,815)            (3,878)
    Deferred financing expenses incurred                                         (192)               (79)
                                                                        -------------      -------------

        Net cash used in financing activities                                 (22,614)           (28,244)
                                                                        -------------      -------------


NET CHANGE IN CASH                                                                 --                 --

CASH, beginning of period                                                          --                 --
                                                                        -------------      -------------

CASH, end of period                                                     $          --      $          --
                                                                        =============      =============


Supplemental disclosure of cash flow information:
    Cash paid for interest                                              $      13,301      $      15,502
    Cash paid for income taxes                                          $          25      $          33


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

                                                 Page 5

                            HINES HORTICULTURE, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


1.       Description of Business:
         ------------------------

                  Hines Horticulture, Inc. ("Hines Horticulture" or the "Company"), a Delaware corporation, produces and distributes horticultural products through its wholly owned subsidiaries, Hines Nurseries, Inc. ("Hines Nurseries") and Hines Fertilizer, Inc. ("Hines Fertilizer"), formerly known as Enviro-Safe Laboratories, Inc., which no longer actively conducts business. Unless otherwise specified, references to "Hines" or the "Company" refer to Hines Horticulture, Inc. and its subsidiaries.

                  Hines is a leading national supplier of ornamental shrubs, color plants and container-grown plants with commercial nursery facilities located in Arizona, California, Florida, Georgia, New York, Oregon, Pennsylvania, South Carolina and Texas. Hines markets its products to retail and commercial customers throughout the United States and Canada.

                  The Condensed Consolidated Financial Statements include the accounts of Hines Horticulture and its wholly owned subsidiaries after elimination of intercompany accounts and transactions.

2.       Unaudited Financial Information:
         --------------------------------

                  The unaudited financial information furnished herein, in the opinion of management, reflects all adjustments (consisting of only normal recurring adjustments), which are necessary for a fair statement of the consolidated financial position, results of operations and cash flows of the Company as of and for the periods indicated. The Company presumes that users of the interim financial information herein have read or have access to the Company's audited consolidated financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation, may be determined in that context.

                  Accordingly, footnotes and other disclosures, which would substantially duplicate the disclosures contained in the Company's Form 10-K for the year ended December 31, 2004, filed on March 23, 2005 by Hines under the Securities Exchange Act of 1934, as amended, have been omitted. The financial information herein is not necessarily representative of a full year's operations.

3.       Earnings Per Share:
         -------------------

                  Earnings per share are calculated in accordance with Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings per Share," which requires the Company to report both basic earnings per share, based on the weighted-average number of common shares outstanding, and diluted earnings per share, based on the weighted-average number of common shares outstanding adjusted to include the potentially dilutive effect of outstanding stock options and warrants using the treasury method. For the three months ended

         September 30, 2005 and 2004, shares related to the 440,000 warrants were excluded from the computation of diluted earnings per share because they would have been anti-dilutive. For the nine months ended September 30, 2005 and 2004, shares related to warrants in the amount of 395,271 and 376,499, respectively, were excluded from the computation of diluted earnings per share because they would have been anti-dilutive. Additionally, for the three and nine months ended September 30, 2005, shares related to employee stock options in the amount of 1,066,273 and 1,064,206, respectively, were excluded from the computation of diluted earnings per share because they would have been anti-dilutive. Additionally, for the three and nine months ended September 30, 2004, shares related to employee stock options in the amount of 1,068,823 were excluded from the computation of diluted earnings per share because they would have been anti-dilutive.

4.       Stock-Based Compensation:
         -------------------------

                  In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, "Accounting for Stock-Based Compensation Transition and Disclosure-an Amendment of FASB Statement No. 123" ("SFAS No. 148"). SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. As permitted under both SFAS No. 123 and SFAS No. 148, the Company continues to follow the intrinsic value method of accounting under Accounting Principles Board No. 25 "Accounting for Stock Issued to Employees."

                                                               Three months ended                   Nine months ended
                                                                  September 30,                       September 30,
                                                              2005              2004              2005             2004
                                                          ------------      ------------      ------------     ------------
         Net (loss) income, as reported                   $     (5,173)     $     (3,726)     $      7,816     $     13,879
         Stock-based compensation expense, net of tax              (11)               (2)              (32)            (228)
                                                          ------------      ------------      ------------     ------------
         Pro forma net (loss) income                      $     (5,184)     $     (3,728)     $      7,784     $     13,651
                                                          ============      ============      ============     ============

         Net (loss) income per share:

         Basic - as reported                              $      (0.23)     $      (0.17)     $       0.35     $      0.63
                                                          ============      ============      ============     ============
         Basic - pro forma                                $      (0.23)     $      (0.17)     $       0.35     $      0.62
                                                          ============      ============      ============     ============

         Diluted - as reported                            $      (0.23)     $      (0.17)     $       0.35     $      0.63
                                                          ============      ============      ============     ============
         Diluted - pro forma                              $      (0.23)     $      (0.17)     $       0.35     $      0.62
                                                          ============      ============      ============     ============

                  In arriving at an option valuation, the Black-Scholes model considers, among other factors, the expected life of an option and the expected volatility of the Company's stock price. For pro forma purposes, the estimated fair value of the Company's stock-based awards to employees is amortized over their respective vesting periods.

5.       Inventories:
         ------------

         Inventories consisted of the following:

                                      September 30,       December 31,
                                          2005               2004
                                     --------------     --------------

         Nursery stock               $      165,538     $      169,908
         Material and supplies               12,986             11,225
                                     --------------     --------------
                                     $      178,524     $      181,133
                                     ==============     ==============

6.       New Accounting Pronouncements:
         ------------------------------

                  In November 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 151, "Inventory Costs," which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.

                  In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment," which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under Accounting Principles Board (APB) Opinion No. 25. In March 2005, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin (SAB) 107, "Share-Based Payment", which expresses views of the SEC Staff about the application of SFAS No. 123(R). SFAS No. 123(R) was to be effective for interim or annual reporting periods beginning on or after June 15, 2005, but in April 2005 the SEC issued a rule that SFAS No. 123(R) will be effective for annual reporting periods beginning on or after June 15, 2005. The Company is in the process of evaluating the effect this standard may have on its financial condition, results of operations and cash flows.

                  In December 2004, the FASB issued SFAS No. 153, "Exchange of Non-Monetary Assets - An Amendment of ARB Opinion No. 29," which requires non-monetary asset exchanges to be accounted for at fair value. The Company is required to adopt the provisions of SFAS No. 153 for non-monetary exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.

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

                  In May 2005, the Financial Accounting Standards Board ("FASB") issued Statement No. 154, "Accounting Changes and Error Corrections." FASB No. 154 replaces APB Opinion No. 20, "Accounting Changes," and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements," and changes the requirements for the accounting for and reporting of a change in an accounting principle. This Statement applies to all voluntary changes in an accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. APB Opinion No. 20 previously required that most voluntary changes in an accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods' financial statements of changes in an accounting principle. Statement No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company is in the process of evaluating the effect this standard may have on our financial condition, results of operations and cash flows.

7.       Senior Credit Facility:
         -----------------------

                  On September 30, 2003, the Company amended and restated its senior credit facility (the "Senior Credit Facility"), which matures on September 30, 2008. The Senior Credit Facility originally consisted of a revolving facility with availability of up to $145,000 (subject to borrowing base limits) and a term loan facility in the amount of $40,000. Hines Nurseries and Hines SGUS, Inc. ("Hines SGUS") are borrowers under the Senior Credit Facility. The revolving facility also permits the ability to obtain letters of credit up to a sub-limit. The Senior Credit Facility was amended by a First Amendment to Credit Agreement dated as of June 30, 2005 (the "Amendment") and again pursuant to a Waiver Regarding Financial Covenants dated as of October 13, 2005 (the "Waiver"). On November 8, 2005, in accordance with the Waiver, the availability of the revolving facility was reduced from $145,000 to $120,000 (subject to borrowing base limits) and the entire outstanding balance of approximately $30,500 of the term loan facility was paid in full and was terminated.

                  GUARANTEES; COLLATERAL. Obligations under the Senior Credit Facility are guaranteed by Hines and any of its subsidiaries that are not borrowers under the Senior Credit Facility. Borrowings under the Senior Credit Facility are collateralized by substantially all of the Company's assets.

                  FIRST AMENDMENT TO SENIOR CREDIT FACILITY. In July 2005, Hines Nurseries negotiated and entered into the Amendment to the Senior Credit Facility dated as of September 30, 2003. The Amendment amended the Senior Credit Facility to require that the proceeds from the sale of property in Miami be used to pay down the term loan. The Amendment also amends the calculation of the fixed charge coverage ratio and the leverage ratio to allow as an addition to Earnings Before Income Taxes, Depreciation and Amortization ("EBITDA") certain adjustments related to work force reductions and requires Hines to meet less restrictive minimum fixed charge coverage ratio for the last fiscal quarter of 2005, for 2006 and for the first quarter of 2007 and maximum leverage ratios for the last fiscal quarter of 2005, for 2006 and the first and second quarter of 2007.

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

                  The Senior Credit Facility requires Hines Nurseries and its subsidiaries to meet specific covenants and financial ratios, including a minimum fixed charge coverage test, a maximum leverage test and a maximum capital expenditure test. The Senior Credit Facility contains customary representations and warranties and customary events of default and other covenants. As of September 30, 2005, the Company was not in compliance with some of its covenants.

                  On October 13, 2005, the Company obtained a Waiver from the financial institutions party to its Senior Credit Facility to waive compliance with the minimum fixed charge coverage ratio and the maximum leverage ratio covenants of the Senior Credit Facility for the third fiscal quarter of 2005. As of the date of this filing, the Company was in compliance with the terms of the Waiver.

                  INTEREST RATE; FEES. The interest rate on the loans under the Senior Credit Facility may be, at the Company's option, Prime rate loans or London Inter-Bank Offered Rate ("LIBOR") rate loans. Prime rate loans under the revolving loan facility bear interest at the Prime lending rate plus an additional amount that ranges from 0.75% to 1.75%, depending on its consolidated leverage ratio. Prime rate loans under the term loan bear interest at the Prime lending rate plus an additional amount that ranges from 1.25% to 2.25%, depending on its consolidated leverage ratio. Currently, the applicable margin for Prime rate loans is (i) 1.75% for the revolving loan facility and (ii) 2.25% for the term loan. LIBOR rate loans under the revolving loan facility bear interest at the LIBOR rate plus an additional amount that ranges from 1.75% to 2.75%, depending on its consolidated leverage ratio. LIBOR rate loans under the term loan bear interest at the LIBOR rate plus an additional amount that ranges from 2.25% to 3.25%, depending on its consolidated leverage ratio. Currently, the applicable margin for LIBOR rate loans is (i) 2.75% for the revolving loan facility and (ii) 3.25% for the term loan. In addition to paying interest on outstanding principal, the Company is required to pay a commitment fee on the daily average unused portion of the revolving facility that will accrue from the closing date based on the utilization of the revolving facility.

                  BORROWING BASE. Availability of borrowings under the revolving facility are subject to a borrowing base consisting of the sum of (i) 85% of eligible accounts receivable plus (ii) the lesser of (x) up to 55% of eligible inventory or (y) 85% of the appraised net orderly liquidation value of eligible inventory. The Company must deliver borrowing base certificates and reports at least monthly. The borrowing base also may be subject to certain other adjustments and reserves to be determined by the agent. Eligible accounts receivable of both The Home Depot, the Company's largest customer, and Lowe's Companies, Inc., its second largest customer, may not exceed 30% of total eligible accounts receivable at any time. At September 30, 2005, the Company had $72,564 of available credit.

                  REPAYMENT. Subject to certain exceptions, 100% of the net cash proceeds the Company receives from certain asset dispositions, insurance claims, condemnation actions and issuances of debt, 50% of the net cash proceeds the Company receives from issuances of equity and 25% of excess cash flow are required to be applied to repay the revolving loan facility without any reduction in the revolving loan commitment. The Senior Credit Facility may be voluntarily prepaid at any time without premium or penalty.

8.       Long-Term Debt:
         ---------------

                                                                            September 30,    December 31,
                                                                                2005             2004
                                                                            ------------     ------------
         Senior Credit Facility - term loan at the bank's reference rate plus 2.25% or the LIBOR rate plus 3.25%. Interest rates were 7.15% and 5.46% at September 30, 2005 and December 31,
         2004, respectively.                                                $     30,476     $     34,285


         Senior Notes, interest at 10.25% payable semi-annually on each
         April 1 and October 1, maturing on October 1, 2011.                     175,000          175,000


         Other obligations due at various dates through 2005.                         --                5
                                                                            ------------     ------------
                                                                                 205,476          209,290

         Less current portion                                                      5,714            5,719
                                                                            ------------     ------------
                          Total long-term debt                              $    199,762     $    203,571
                                                                            ============     ============

         SENIOR NOTES. On September 30, 2003, Hines Nurseries issued $175,000 of senior subordinated notes that mature on October 1, 2011 (the "Senior Notes"). The Senior Notes bear interest at the rate of 10.25% per annum and will be payable semi-annually in arrears on each April 1 and October 1, which commenced on April 1, 2004.

                  GUARANTEES. Hines Horticulture and each of its subsidiaries, subject to certain exceptions, have, jointly and severally, fully and unconditionally guaranteed, on a senior unsecured basis, the obligations of Hines Nurseries under the Senior Notes.

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

                  RESTRICTIONS. The indenture pursuant to which the Senior Notes were issued imposes a number of restrictions on Hines Nurseries and its subsidiaries. Subject to certain exceptions, the Company may not incur additional indebtedness, make certain restricted payments, make certain asset dispositions, incur additional liens or enter into significant transactions. A breach of a material term of the indenture or other material indebtedness that results in acceleration of the indebtedness under the Senior Notes also constitutes an event of default under its Senior Credit Facility.

                  REPURCHASE OR A CHANGE OF CONTROL. The Senior Notes contain a put option whereby the holders have the right to put the Senior Notes back to Hines at 101.000% of the principal amount thereof on the date of purchase plus accrued and unpaid interest if a change of control occurs.

9.       Assets Held for Sale:
         ---------------------

                  On July 25, 2005, Hines Fertilizer and Hines Nurseries entered into an asset purchase agreement with a non-affiliated third party vendor to sell substantially all of the assets of Hines Fertilizer, excluding cash, accounts receivables and intercompany receivables. The purchase price for the assets was approximately $600 and was paid through the issuance of customer credits for past purchases. The gain on sale of assets was approximately $100. In accordance with the asset purchase agreement, the Company entered into a three year non-compete agreement, which restricts our ability to own and manage a competing fertilizer company and restricts our Miami production facility's ability to co-brand and market with competing fertilizer companies, unless directly requested by our customers. Upon a change in control of Hines Horticulture or Hines Nurseries, all non-compete restrictions shall cease and no longer be of any effect.

                  On September 12, 2005, the Company negotiated and entered into the Real Property Purchase and Sale Agreement and Escrow Instructions (the "Agreement") with Quantum Ventures, LLC (the "Buyer") to sell approximately 122 acres of unimproved property located in Miami-Dade County, Florida (the "Property") with a book value of approximately $7,000, which is currently being operated as a plant nursery. The Agreement provides that the gross purchase price (the "Purchase Price") of the Property would be $47,900, payable in cash, on the closing date. In addition to the Purchase Price, the Agreement provides that the Buyer will pay to the Company a deferred purchase price payment in the event the Property is subdivided or otherwise entitled for the development of more than four residences per acre.

                  On November 7, 2005, the Company successfully completed the sale of the Property and received net proceeds of $47,200. In accordance with the Amendment to our Senior Credit Facility, the proceeds from the sale of Property have been used to payoff the entire outstanding balance of the term loan; the residual amount having paid down our revolving credit facility. In accordance with the Agreement, the Company has entered into a two-year lease agreement (the "Lease Agreement") with the Buyer to lease the Property while transitioning operations to other locations. The Company will lease the entire Property for a one-year period, with a thirty-day extension right, and will then vacate approximately 33 acres. The Company will lease the remaining 89 acres for an additional one-year period, with extension rights for an additional ninety days, and will then vacate the remaining acreage. The Company will pay the Buyer rent of five hundred dollars per outstanding acre, annually, during the lease term.

                  The Company is currently evaluating the accounting for the sale of the Property to be recorded in the fourth quarter. However, as a result of the Lease Agreement, the Company may have to defer all or a portion of any gain on sale.

10. Guarantor/Non-guarantor Disclosures:

                  The Senior Notes issued by Hines Nurseries (the "issuer") have been guaranteed by the Company (the "parent guarantor") and by both Hines SGUS and Hines Fertilizer, (collectively, Hines SGUS and Hines Fertilizer are the "subsidiary guarantors"). The issuer and the subsidiary guarantors are 100% owned subsidiaries of the parent guarantor and the parent and subsidiary guaranties are full, unconditional and joint and several. Separate financial statements of Hines Nurseries, Hines SGUS and Hines Fertilizer are not presented in accordance with the exceptions provided by Rule 3-10 of Regulation S-X.

                  The following condensed consolidating information shows (a) the Company on a parent company basis only as the parent guarantor (carrying its investment in its subsidiaries under the equity method),
         (b) Hines Nurseries as the issuer, (c) Hines SGUS and Hines Fertilizer as subsidiary guarantors, (d) eliminations necessary to arrive at the information for the parent guarantor and its direct and indirect subsidiaries on a consolidated basis and (e) the parent guarantor on a consolidated basis as follows:

         o Condensed consolidating balance sheets as of September 30, 2005 and December 31, 2004;
         o        Condensed consolidating statements of operations for the nine and three months ended September 30, 2005 and 2004; and
         o        A condensed consolidating statement of cash flows for the nine months ended September 30, 2005 and 2004 has not been
                  presented as there were no cash flows from operating, financing and investing activities of Hines Horticulture on a parent company basis, Hines SGUS and Hines Fertilizer, as subsidiary guarantors or eliminations.

                                                GUARANTOR / NON-GUARANTOR DISCLOSURES
                                                CONDENSED CONSOLIDATING BALANCE SHEET
                                                      AS OF SEPTEMBER 30, 2005
                                                       (DOLLARS IN THOUSANDS)
                                                             (UNAUDITED)


                                                        Hines
                                                     Horticulture       Hines
                                                       (Parent        Nurseries       Subsidiary                       Consolidated
                                                      Guarantor)       (Issuer)       Guarantors      Eliminations         Total
                                                     ------------    -----------      -----------     ------------     ------------
ASSETS
------

Current assets:
    Cash                                             $        --     $        --      $        --      $        --      $        --
    Accounts receivable, net                                  --          28,886               38               --           28,924
    Inventories                                               --         178,524               --               --          178,524
    Prepaid expenses and other current assets                 --           2,379               33               --            2,412
    Assets held for sale                                      --           7,046               --               --            7,046
                                                     -----------     -----------      -----------      -----------      -----------
                         Total current assets                 --         216,835               71               --          216,906
                                                     -----------     -----------      -----------      -----------      -----------

Fixed assets, net                                             --         124,493               --               --          124,493
Deferred financing expenses, net                              --           7,719               --               --            7,719
Deferred income taxes                                      2,922           6,288               --               --            9,210
Goodwill                                                      --          43,926               --               --           43,926
Investments in subsidiaries                               73,693              --               --          (73,693)              --
                                                     -----------     -----------      -----------      -----------      -----------
                                                     $    76,615     $   399,261      $        71      $   (73,693)     $   402,254
                                                     ===========     ===========      ===========      ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Current liabilities:
    Accounts payable and accrued liabilities         $        --     $    45,457      $        14      $        --      $    45,471
    Long-term debt, current portion                           --           5,714               --               --            5,714
    Borrowings on revolving credit facility                   --           5,002               --               --            5,002
    Deferred income taxes                                     --          71,876               --               --           71,876
    Intercompany accounts                                  7,833          (7,833)              --               --               --
                                                     -----------     -----------      -----------      -----------      -----------
                    Total current liabilities              7,833         120,216               14               --          128,063
                                                     -----------     -----------      -----------      -----------      -----------

Long-term debt                                                --         199,762               --               --          199,762
Accrued long-term liability, net                              --           5,647               --               --            5,647
Shareholders' equity                                      68,782          73,636               57          (73,693)          68,782
                                                     -----------     -----------      -----------      -----------      -----------

                                                     $    76,615     $   399,261      $        71      $   (73,693)     $   402,254
                                                     ===========     ===========      ===========      ===========      ===========





                                         GUARANTOR / NON-GUARANTOR DISCLOSURES - CONTINUED
                                               CONDENSED CONSOLIDATING BALANCE SHEET
                                                      AS OF DECEMBER 31, 2004
                                                       (DOLLARS IN THOUSANDS)
                                                            (UNAUDITED)


                                                     Hines
                                                  Horticulture       Hines
                                                    (Parent        Nurseries        Subsidiary                       Consolidated
                                                   Guarantor)       (Issuer)        Guarantors      Eliminations         Total
                                                 -------------    -------------    -------------    -------------    -------------
ASSETS
------

Current assets:
    Cash                                         $          --    $          --    $          --    $          --    $          --
    Accounts receivable, net                                --           19,682              287               --           19,969
    Inventories                                             --          180,806              327               --          181,133
    Prepaid expenses and other current assets               --            3,072              614             (614)           3,072
                                                 -------------    -------------    -------------    -------------    -------------
                         Total current assets               --          203,560            1,228             (614)         204,174
                                                 -------------    -------------    -------------    -------------    -------------

Fixed assets, net                                           --          131,508               28               --          131,536
Deferred financing expenses, net                            --            8,883               --               --            8,883
Deferred income taxes                                    2,922            6,288               --               --            9,210
Goodwill                                                    --           43,926               --               --           43,926
Investments in subsidiaries                             65,876               --               --          (65,876)              --
                                                 -------------    -------------    -------------    -------------    -------------
                                                 $      68,798    $     394,165    $       1,256    $     (66,490)   $     397,729
                                                 =============    =============    =============    =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Current liabilities:
    Accounts payable and accrued liabilities     $          --    $      32,871    $           1    $          --    $      32,872
    Interest rate swap agreement                            --              895               --               --              895
    Long-term debt, current portion                         --            5,719               --               --            5,719
    Borrowings on revolving credit facility                 --           23,609               --               --           23,609
    Deferred income taxes                                   --           66,445               --               --           66,445
    Intercompany accounts                                7,832           (7,218)              --             (614)              --
                                                 -------------    -------------    -------------    -------------    -------------
                    Total current liabilities            7,832          122,321                1             (614)         129,540
                                                 -------------    -------------    -------------    -------------    -------------

Long-term debt                                              --          203,571               --               --          203,571
Accrued long-term liability, net                            --            3,652               --               --            3,652
Shareholders' equity                                    60,966           64,621            1,255          (65,876)          60,966
                                                 -------------    -------------    -------------    -------------    -------------

                                                 $      68,798    $     394,165    $       1,256    $     (66,490)   $     397,729
                                                 =============    =============    =============    =============    =============





                                         GUARANTOR / NON-GUARANTOR DISCLOSURES - CONTINUED
                                          CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005
                                                       (DOLLARS IN THOUSANDS)
                                                            (UNAUDITED)

                                                     Hines
                                                  Horticulture       Hines
                                                    (Parent        Nurseries        Subsidiary                       Consolidated
                                                   Guarantor)       (Issuer)        Guarantors      Eliminations         Total
                                                 -------------    -------------    -------------    -------------    -------------

Sales, net                                       $          --    $     289,340    $         914    $          --    $     290,254
Cost of goods sold                                          --          147,809              639               --          148,448
                                                 -------------    -------------    -------------    -------------    -------------
    Gross Profit                                            --          141,531              275               --          141,806
Operating expenses                                          --          110,285              344               --          110,629
                                                 -------------    -------------    -------------    -------------    -------------
    Operating income                                        --           31,246              (69)              --           31,177
                                                 -------------    -------------    -------------    -------------    -------------
Other expenses (income):
   Interest, net                                            --           17,468               --               --           17,468
   Interest rate swap agreement expense                     --             (895)              --               --             (895)
   Amortization of deferred financing expenses              --            1,356               --               --            1,356
   Equitiy in earnings of subsidiaries                  (7,816)              --               --            7,816               --
                                                 -------------    -------------    -------------    -------------    -------------
                                                        (7,816)          17,929               --            7,816           17,929
                                                 -------------    -------------    -------------    -------------    -------------
Income (loss) before income taxes                        7,816           13,317              (69)          (7,816)          13,248
Income tax provision                                        --            5,432               --               --            5,432
                                                 -------------    -------------    -------------    -------------    -------------
Net income (loss)                                $       7,816    $       7,885    $         (69)   $      (7,816)   $       7,816
                                                 =============    =============    =============    =============    =============



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

                                                     Hines
                                                  Horticulture       Hines
                                                    (Parent        Nurseries        Subsidiary                       Consolidated
                                                   Guarantor)       (Issuer)        Guarantors      Eliminations         Total
                                                 -------------    -------------    -------------    -------------    -------------

Sales, net                                       $          --    $     291,972    $       1,247    $          --    $     293,219
Cost of goods sold                                          --          145,833              903               --          146,736
                                                 -------------    -------------    -------------    -------------    -------------
    Gross Profit                                            --          146,139              344               --          146,483
Operating expenses                                          --          104,472              365               --          104,837
                                                 -------------    -------------    -------------    -------------    -------------
    Operating income (loss)                                 --           41,667              (21)              --           41,646
                                                 -------------    -------------    -------------    -------------    -------------
Other expenses (income):
   Interest, net                                            --           20,186               --               --           20,186
   Interest rate swap agreement income                      --           (3,403)              --               --           (3,403)
   Amortization of deferred financing expenses              --            1,339               --               --            1,339
   Equity in earnings of subsidiaries                  (13,879)              --               --           13,879               --
                                                 -------------    -------------    -------------    -------------    -------------
                                                       (13,879)          18,122               --           13,879           18,122
                                                 -------------    -------------    -------------    -------------    -------------
Income (loss) before income taxes                       13,879           23,545              (21)         (13,879)          23,524
Income tax provision                                        --            9,651               (6)              --            9,645
                                                 -------------    -------------    -------------    -------------    -------------
Net income (loss)                                $      13,879    $      13,894    $         (15)   $     (13,879)   $      13,879
                                                 =============    =============    =============    =============    =============





                                         GUARANTOR / NON-GUARANTOR DISCLOSURES - CONTINUED
                                          CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                           FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005
                                                       (DOLLARS IN THOUSANDS)
                                                            (UNAUDITED)

                                                     Hines
                                                  Horticulture       Hines
                                                    (Parent        Nurseries        Subsidiary                       Consolidated
                                                   Guarantor)       (Issuer)        Guarantors      Eliminations         Total
                                                 -------------    -------------    -------------    -------------    -------------

Sales, net                                       $          --    $      49,411    $         (40)   $          --    $      49,371
Cost of goods sold                                          --           27,826               13               --           27,839
                                                 -------------    -------------    -------------    -------------    -------------
    Gross Profit                                            --           21,585              (53)              --           21,532
Operating expenses                                          --           24,375               76               --           24,451
                                                 -------------    -------------    -------------    -------------    -------------
    Operating income                                        --           (2,790)            (129)              --           (2,919)
                                                 -------------    -------------    -------------    -------------    -------------
Other expenses:
   Interest, net                                            --            5,382               --               --            5,382
   Amortization of deferred financing expenses              --              467               --               --              467
   Equity in earnings of subsidiaries                    5,173               --               --           (5,173)              --
                                                 -------------    -------------    -------------    -------------    -------------
                                                         5,173            5,849               --           (5,173)           5,849
                                                 -------------    -------------    -------------    -------------    -------------
Income (loss) before income taxes                       (5,173)          (8,639)            (129)           5,173           (8,768)
Income tax benefit                                          --           (3,595)              --               --           (3,595)
                                                 -------------    -------------    -------------    -------------    -------------
Net (loss) income                                $      (5,173)   $      (5,044)   $        (129)   $       5,173    $      (5,173)
                                                 =============    =============    =============    =============    =============



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

                                                     Hines
                                                  Horticulture       Hines
                                                    (Parent        Nurseries        Subsidiary                       Consolidated
                                                   Guarantor)       (Issuer)        Guarantors      Eliminations         Total
                                                 -------------    -------------    -------------    -------------    -------------

Sales, net                                       $          --    $      51,518    $         230    $          --    $      51,748
Cost of goods sold                                          --           27,978              242               --           28,220
                                                 -------------    -------------    -------------    -------------    -------------
    Gross Profit                                            --           23,540              (12)              --           23,528
Operating expenses                                          --           23,769              107               --           23,876
                                                 -------------    -------------    -------------    -------------    -------------
    Operating loss                                          --             (229)            (119)              --             (348)
                                                 -------------    -------------    -------------    -------------    -------------
Other expenses (income):
   Interest expense                                         --            6,602               --               --            6,602
   Interest rate swap agreement income                      --           (1,080)              --               --           (1,080)
   Amortization of deferred financing
     expenses, other                                        --              445               --               --              445
   Equity in earnings of subsidiaries                    3,726               --               --           (3,726)              --
                                                 -------------    -------------    -------------    -------------    -------------
                                                         3,726            5,967               --           (3,726)           5,967
                                                 -------------    -------------    -------------    -------------    -------------
(Loss) income before income taxes                       (3,726)          (6,196)            (119)           3,726           (6,315)
Income tax benefit                                          --           (2,543)             (46)              --           (2,589)
                                                 -------------    -------------    -------------    -------------    -------------
Net (loss) income                                $      (3,726)   $      (3,653)   $         (73)   $       3,726    $      (3,726)
                                                 =============    =============    =============    =============    =============


                                                              Page 17

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Unless the context otherwise requires, the term (1) "Hines Horticulture" means Hines Horticulture, Inc., a Delaware corporation, (2) the term "Hines Nurseries" means Hines Nurseries, Inc., a California corporation, and a wholly owned subsidiary of Hines Horticulture, (3) the term "Hines Fertilizer" means Hines Fertilizer, Inc., formerly known as Enviro-safe Laboratories, Inc., a Florida Corporation, and a wholly owned subsidiary of Hines Nurseries and (4) the terms "we," "us" and "our" mean, collectively, the combined entity of Hines Horticulture and its wholly owned subsidiaries.

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

         OVERVIEW

         We are a leading national supplier of ornamental shrubs, color plants and container-grown plants with 13 commercial nursery facilities located in Arizona, California, Florida, Georgia, New York, Oregon, Pennsylvania, South Carolina and Texas. We produce approximately 4,900 varieties of ornamental shrubs and color plants and we sell to more than 2,000 retail and commercial customers, representing more than 8,700 outlets throughout the United States and

Canada. As of September 30, 2005, Hines Horticulture produced and distributed horticultural products through its wholly owned subsidiary, Hines Nurseries. In July 2005, we entered into an asset purchase agreement whereby we disposed of substantially all of the assets of Hines Fertilizer. Hines Fertilizer no longer actively conducts business.

         UNITED STATES TAX MATTERS

         As a result of our business activities, we qualify for a special exception under the U.S. federal tax code that allows us to use the cash method of accounting for federal income tax purposes. Under the cash method, sales are included in taxable income when payments are received and expenses are deducted as they are paid. We derive significant tax benefits by being able to deduct the cost of inventory as the cost is incurred. As a result of our ability to utilize the cash method of accounting, we have historically generated net operating losses for federal income tax purposes and have not been required to pay cash income taxes. At December 31, 2004, we had $29.1 million in net operating loss carryforwards for federal income tax purposes. In addition, we had approximately $27.8 million in net operating loss carryforwards for state income tax reporting purposes.

         As a result of the sale of property in Miami, as discussed below, and current financial projections, we now anticipate paying cash income taxes for federal and state purposes for the 2005 income tax year. We believe the taxable gain from the sale of property in Miami will result in the full utilization of our remaining federal net operating loss carryforward and the net operating loss carryforwards for certain states. We are currently paying cash income taxes for state income tax purposes in certain states due to the differing rules regarding the utilization of net operating losses.

         Although the use of the cash method of accounting for federal income taxes defers the payment of federal income taxes, the deferral of such taxes produces a current liability for accounting purposes. At September 30, 2005, we had a current deferred liability for deferred income taxes of $71.9 million related to the use of the cash method of accounting. The liability is deemed current for accounting purposes because the majority of the items to which this liability relates are comprised of current assets and current liabilities in our balance sheet (such as inventory, accounts receivable and accounts payable). The classification of this liability as a current item, however, does not mean that it is required to be paid within the next twelve months.

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

         SALE OF 122 ACRES OF PROPERTY IN MIAMI

         On September 12, 2005, Hines Nurseries negotiated and entered into the Real Property Purchase and Sale Agreement and Escrow Instructions (the "Agreement") with Quantum Ventures, LLC (the "Buyer") to sell approximately 122 acres of unimproved property located in Miami-Dade County, Florida (the "Property") with a book value of approximately $7.0 million, which is currently being operated as a plant nursery. The Buyer, headquartered in Coral Gables, Florida, is a residential real estate developer and homebuilder in south Florida.

         The Agreement provides that the gross purchase price (the "Purchase Price") of the Property would be $47.9 million, payable in cash, on the closing date. In addition to the Purchase Price, the Agreement provides that the Buyer will pay to us a deferred purchase price payment in the event the Property is subdivided or otherwise entitled for the development of more than four residences per acre. The Buyer has agreed to pay us forty thousand dollars for every residential lot created within the Property in excess of four lots per acre. The Buyer is under no commitment to seek residential lots in excess of four per acre, and the Buyer might not receive zoning for the excess lots or pay any deferred purchase price. It is expected that the maximum possible density per acre would be five residential lots. The deferred purchase price payment will be due and payable upon recordation of final plats consummating the residential subdivision of the Property. At the time of this filing, the maximum possible density per acre of the Property had not been determined.

         On November 7, 2005, we successfully completed the sale of the Property and received net proceeds of $47.2 million. In accordance with the First Amendment to the Senior Credit Facility dated June 30, 2005 (the "Amendment"), we used approximately $30.5 million of the proceeds to payoff the entire outstanding balance of our term loan with the remaining proceeds of approximately $16.7 million paying down the revolving credit facility. In accordance with the Agreement, we have entered into a two-year lease agreement (the "Lease Agreement") with the Buyer to lease the Property while transitioning operations to other locations. We will lease the entire Property for a one-year period, with a thirty-day extension right, and will then vacate approximately 33 acres. We will lease the remaining 89 acres for an additional one-year period, with extension rights for an additional ninety days, and will then vacate the remaining acreage. The terms of the Lease Agreement require us to pay the Buyer rent of five hundred dollars per outstanding acre, annually, during the lease term.

         We are currently evaluating the accounting for the sale of Property to be recorded in the fourth quarter. However, as a result of the Lease Agreement, we may have to defer all or a portion of the gain on sale.

         WAIVER REGARDING FINANCIAL COVENANTS

         At September 30, 2005, we were not in compliance with some of our debt covenants under our senior credit facility dated September 30, 2003 (the "Senior Credit Facility").

         On October 13, 2005, Hines Nurseries obtained a waiver (the "Waiver") from the financial institutions party to its Senior Credit Facility to waive compliance with the minimum fixed charge coverage ratio and the maximum leverage ratio covenants of the Senior Credit Facility for the third fiscal quarter of 2005. The Waiver was subject to the sale of Property occurring no later than November 30, 2005 and the net asset sale proceeds of the Property being no less than $40.0 million. These conditions to the Waiver were satisfied on November 7, 2005 when we successfully completed the sale of the Property and Hines Nurseries is in compliance with the terms of the Waiver.

         In addition, pursuant to the Waiver, the aggregate revolving loan availability under the Senior Credit Facility was reduced from $145.0 million to $120.0 million (subject to borrowing base limits).

         IMPACT OF HURRICANES

         Our organization has been affected by the extremely active tropical weather season that has plagued the southern and southeastern regions of the United States during the third and fourth quarters of 2005. In particular, hurricanes Katrina, Rita and Wilma have had an adverse effect on our sales and operations. We estimate that hurricanes Katrina and Rita alone reduced our third quarter net sales by as much as $2.0 to $3.0 million in total at our Miami, Houston and Trenton facilities. We also anticipate that hurricane Wilma, which hit Florida on October 24, 2005, along with the lingering effects of hurricanes Katrina and Rita could potentially reduce our fourth quarter net sales by an additional $4.0 to $6.0 million. Despite these declines, we have seen a modest improvement in net sales during the third quarter in our other non-hurricane impacted markets.

         Our Miami production facility incurred structural and crop damage from hurricane Wilma. We are still assessing the damage, but believe that the ultimate write-off of assets will be immaterial to our financial condition considered as a whole. We believe that the replacement cost of fixed assets could be up to $3.0 million. The retail value of crop loss damage at the Miami facility could reach as high as $6.0 million; however, the Miami crops are insured under the Federal Crop Insurance Act.

         HINES FERTILIZER ASSET SALE

         On July 25, 2005, Hines Fertilizer and Hines Nurseries entered into an asset purchase agreement with a non-affiliated third party vendor to sell substantially all of the assets of Hines Fertilizer, excluding cash, accounts receivables and intercompany receivables. The purchase price for the assets was approximately $0.6 million and was paid through the issuance of customer credits for past purchases. The gain on sale of assets was approximately $0.1 million. In accordance with the asset purchase agreement, we entered into a three year non-compete agreement, which restricts our ability to own and manage a competing fertilizer company and restricts our Miami facility's ability to co-brand and market with competing fertilizer companies, unless directly requested by our customers. Upon a change in control of Hines Horticulture or Hines Nurseries, all non-compete restrictions shall cease and no longer be of any effect.

         REORGANIZATION

         During the second quarter, we implemented a strategic plan of reorganization (the "Reorganization"), reducing headcount and realigning certain aspects of our management team. We estimate that these changes will result in annualized cost savings of approximately $3.8 million, excluding a $0.6 million severance charge recorded in the second quarter of 2005.

         PAY BY SCAN

         In January 2005, we entered into an agreement with our largest customer to sell a portion of our product under a new pay by scan ("PBS") program. Under this program, our customer does not take ownership of the inventory at its stores until the product is scanned at the check out register. Revenue is recorded at the point the store sells our product to its customers. Sales under this program began on a limited basis in February 2005 in the southern and southeastern regions of the United States. Beginning in September 2005, we began rolling out additional stores under this program throughout the western region of the country. Annuals, perennials and groundcovers are currently the only products impacted by this program.

RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2004

         NET SALES. Net sales of $49.4 million for the three months ended September 30, 2005 decreased $2.4 million, or 4.6%, from net sales of $51.7 million for the comparable period in 2004. The decline in net sales was due to lower sales unit volume, partially offset by approximately an 8% increase in our average unit selling price during the three months ended September 30, 2005 compared to the comparable period in 2004. The decline in sales unit volume was due to lower consumer demand throughout the South and Southeast primarily as a result of hurricanes Katrina and Rita. Net sales from our production facilities in the South and Southeast declined approximately $3.4 million compared to the same period in 2004. Net sales from our facilities throughout the rest of country increased approximately $1.0 million compared to the same period a year ago.

         GROSS PROFIT. Gross profit of $21.5 million for the three months ended September 30, 2005 decreased $2.0 million, or 8.5%, from gross profit of $23.5 million for the comparable period in 2004. As a percentage of net sales, gross profit for the quarter decreased to 43.6% from 45.5% for the comparable period in 2004. The decline in gross profit was mainly due to the decline in sales, as discussed above. Gross profit as a percentage of net sales declined primarily as a result of increased scrap due to hurricanes Katrina and Rita. Higher raw material and commodity costs also contributed to the decline in gross profit margin for the quarter. For the three months ended September 30, 2005, our average cost per unit increased approximately 11% as a result of these increases, partially offset by the 8% increase in our average unit selling price.

         SELLING AND DISTRIBUTION EXPENSES. Selling and distribution expenses of $19.3 million for the three months ended September 30, 2005 increased $0.8 million, or 4.3%, from $18.5 million for the comparable period in 2004. As a percentage of net sales, selling and distribution expenses for the quarter increased to 39.1% from 35.8% in the third quarter of 2004.

         Selling expenses of $5.9 million for the three months ended September 30, 2005 decreased $1.0 million, or 14.8%, from $6.9 million a year ago. The decrease in selling expense resulted from reduced headcount from the Reorganization and lower sales commissions as a result of lower net sales.

         Distribution expenses of $13.4 million for the three months ended September 30, 2005 increased $1.8 million, or 15.8%, from $11.6 million for the comparable period in 2004. The increase in distribution expenses was mainly due to higher diesel fuel costs and increased third party carrier charges, which were primarily driven by more expensive diesel fuel.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses of $5.1 million for the three months ended September 30, 2005 decreased $0.2 million, or 3.9%, from $5.4 million for the comparable period in 2004. The decline in general and administrative expenses was due to lower compensation and benefit expenses, which mainly resulted from reduced headcount from the Reorganization.

         OTHER OPERATING INCOME, NET. There were no material changes in other operating income for the three months ended September 30, 2005 to the comparable period in 2004.

         OPERATING LOSS. Operating loss of $2.9 million for the three months ended September 30, 2005 increased by $2.6 million from an operating loss of $0.3 million for the comparable period in 2004. The increase in operating loss was mainly due to the decrease in sales and gross profit and the increase in distribution expenses, partially offset by lower selling and general and administrative expenses.

         OTHER EXPENSES. Other expenses of $5.8 million for the three months ended September 30, 2005 decreased $0.1 million, or 2.0%, from $6.0 million for the comparable period in 2004 due to lower interest expense, partially offset by the decline in interest rate swap agreement income. Interest expense for the three months ended September 30, 2005 declined $1.2 million, or 18.5%, mainly as a result of the termination of our $75.0 million interest rate swap agreement in February 2005 and lower outstanding debt, partially offset by higher variable interest rates.

         INCOME TAX BENEFIT. Our effective income tax rate was 41.0% for the three months ended September 30, 2005, unchanged from the comparable period a year ago. Benefit for income taxes was $3.6 million for the three months ended September 30, 2005, compared to $2.6 million for the comparable period in 2004.

         NET LOSS. Net loss of $5.2 million for the three months ended September 30, 2005 increased by $1.4 million, or 38.8%, from $3.7 million for the comparable period in 2004. The increase in net loss was due to the increase in operating loss, partially offset by the decrease in other expenses and a higher benefit from income taxes.

NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2004

         NET SALES. Net sales of $290.3 million for the nine months ended September 30, 2005 decreased $3.0 million, or 1.0%, from net sales of $293.2 million for the comparable period in 2004. Net sales declined due to lower sales unit volume, partially offset by approximately a 3% increase in our overall average unit selling price. Net sales to home centers increased approximately $9.2 million as we transitioned sales unit volume from lost customers. Lost customers represented a $15.3 million decline in net sales compared to the same period in 2004 and we estimate that the average unit selling price on the transitioned sales unit volume during the nine months ended September 30, 2005 is approximately 11% lower than the average unit selling price on such units during the comparable period in 2004.

         The following analysis regarding our net sales for the nine months ended September 30, 2005 reviews our sales from a quarterly perspective, because we believe it provides meaningful information.

         Our first quarter 2005 net sales increased compared to the first quarter of 2004 as a result of improved customer pricing, favorable changes to our product mix and a higher volume of early spring shipments into markets in the East. Sales in the Southwest during the first quarter of 2005 declined compared to the same period a year ago as southern California and Arizona experienced low consumer demand as a result of record-breaking amounts of winter rain. Net sales in the Northeast during the first quarter of 2005 increased compared to the same period in 2004 as a result of the timing of Easter sales, while net sales in the Southeast during the first quarter of 2005 declined as a result of our new PBS program, which deferred approximately $0.8 million of net sales into the second quarter of 2005.

         Our second quarter 2005 net sales decreased compared to the second quarter of 2004 due to lower sales unit volume, offset by an increase in average unit selling price. Net sales during the second quarter of 2005 in the Southwest increased during the second quarter as the record-breaking winter rains dissipated and consumers in the region returned to gardening. Net sales in the Northeast during the second quarter of 2005 declined compared to the same period in 2004 as a result of lower consumer demand for bedding plants. Net sales in the South during the second quarter of 2005 were down compared to the same period in 2004 due to lower customer demand, while net sales in the Southeast were essentially flat to last year.

         Our third quarter 2005 net sales decreased compared to the third quarter of 2004 due to lower consumer demand throughout the South and Southeast primarily as a result of hurricanes Katrina and Rita. Net sales from our production facilities in the South and Southeast declined compared to the same period in 2004 while net sales from our facilities throughout the rest of country increased slightly compared to the same period a year ago.

         GROSS PROFIT. Gross profit of $141.8 million for the nine months ended September 30, 2005 decreased $4.7 million, or 3.2%, from gross profit of $146.5 million for the comparable period in 2004. As a percentage of net sales, gross profit for the quarter decreased to 48.9% from 50.0% for the comparable period in 2004. The decline in gross profit was mainly due to the decline in sales, as discussed above. Gross profit as a percentage of net sales declined as a result of higher raw material and commodity costs compared to the same period in 2004. For the nine months ended September 30, 2005, our average cost per unit increased approximately 5% as result of these cost increases, partially offset by the 3% increase in our average unit selling price.

         SELLING AND DISTRIBUTION EXPENSES. Selling and distribution expenses of $93.4 million for the nine months ended September 30, 2005 increased $6.5 million, or 7.4%, from $86.9 million for the comparable period in 2004. As a percentage of net sales, selling and distribution expenses for the nine months ended September 30, 2005 increased to 32.2% from 29.6% for the comparable period in 2004.

         Selling expenses of $28.2 million for the nine months ended September 30, 2005 increased $0.6 million, or 2.4%, from $27.6 million a year ago. The increase in selling expenses resulted from increased third-party merchandising costs, partially offset by the cost savings generated from the Reorganization carried out in the second quarter of 2005.

         Distribution expenses of $65.2 million for the nine months ended September 30, 2005 increased $5.8 million, or 9.8%, from $59.4 million for the comparable period in 2004. The increase in distribution expenses was attributable to higher diesel fuel costs and increased third party carrier charges, which were primarily driven by more expensive diesel fuel.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses of $16.8 million for the nine months ended September 30, 2005 decreased $0.6 million, or 3.2%, from $17.4 million for the comparable period in 2004. The decline in general and administrative expenses was due to lower compensation and benefits expenses during the period.

         OTHER OPERATING EXPENSES, NET. Other operating expenses of $0.4 million for the nine months ended September 30, 2005 declined $0.1 million from $0.5 million from the comparable period in 2004. Other operating expenses in 2005 consisted of a $0.6 million severance charge, which resulted from the Reorganization during the second quarter of 2005, offset primarily by the gain on sale of assets from Hines Fertilizer and other assets. Other operating expenses in 2004 consisted of $0.5 million in legal fees, resulting from the Lovell arbitration relating to earn-out payments for fiscal 2001.

         OPERATING INCOME. Operating income of $31.2 million for the nine months ended September 30, 2005 decreased by $10.5 million, or 25.1%, from $41.6 million for the comparable period in 2004. The decline in operating income was mainly due to the decrease in sales and gross profit and the increase in selling and distribution expenses, partially offset by lower general and administrative expenses.

         OTHER EXPENSES. Other expenses of $17.9 million for the nine months ended September 30, 2005 decreased $0.2 million, or 1.1%, from $18.1 million for the comparable period in 2004 due to lower interest expense, partially offset by the decline in interest rate swap agreement income. Interest expense for the nine months ended September 30, 2005 declined $2.7 million, or 13.5%, mainly as a result of the termination of our $75.0 million interest rate swap agreement in February 2005 and lower outstanding debt, partially offset by higher variable interest rates.

         INCOME TAX PROVISION. Our effective income tax rate was 41.0% for the nine months ended September 30, 2005, unchanged from the comparable period a year ago. Provision for income taxes was $5.4 million for the nine months ended September 30, 2005, compared to $9.6 million for the comparable period in 2004.

         NET INCOME. Net income of $7.8 million for the nine months ended September 30, 2005 decreased by $6.1 million, or 43.7%, from $13.9 million for the comparable period in 2004. The decline in net income was due to the decrease in operating income, partially offset by the decrease of other expenses and by a lower provision for income taxes.

LIQUIDITY AND CAPITAL RESOURCES

         Our primary sources of liquidity are funds generated by operations and borrowings under our Senior Credit Facility. Our Senior Credit Facility expires in 2008 and, as of November 7, 2005, consists of a revolving facility with availability of up to $120.0 million (subject to certain borrowing base limits). Additional information pertaining to our Senior Credit Facility is provided below and in Note 7 to the Condensed Consolidated Financial Statements (unaudited) included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

         Net cash provided by operating activities was $27.7 million for the nine months ended September 30, 2005 compared to $32.8 million for the comparable period in 2004. The decrease in cash provided by operating activities is mainly due to lower earnings driven by lower gross profit and higher operating expenses, partially offset by improved customer collections as a result of favorable payment terms.

         Net cash used in investing activities was $5.1 million for the nine months ended September 30, 2005 compared to $4.6 million for the same period a year ago. The increase in cash used in investing activities was mainly due to an increase in capital expenditures of $4.3 million, offset by an increase in proceeds received from land sale option of $2.0 million, proceeds received from sale of fixed assets of $0.7 million and the $0.2 million deposit received for the sale of Property.

         The increase in capital expenditures was due to the development of our new Winters South nursery facility in northern California. The increase in proceeds received from land sale option was due to $2.0 million in payments received in accordance with our option agreement and amended option agreement to sell our 168 acre nursery property in Vacaville, California. The increase in proceeds received from sale of fixed assets was mainly due to payments received from the sale of Hines Fertilizer assets.

         Net cash used in financing activities was $22.6 million for the nine months ended September 30, 2005 compared to $28.2 million for the same period in 2004. The decrease in cash used in financing activities resulted from the decrease in repayment of revolver debt of $5.7 compared the same period a year ago. The decrease in the repayment of revolver debt was due to lower earnings during the period.

         We typically draw down our revolving credit facilities in the first and fourth quarters to fund our seasonal inventory buildup and seasonal operating expenses. Based on past history, approximately 72% of our sales generally occur in the first half of the year, generally allowing us to reduce borrowing under our revolving credit facilities in the second and third quarters. On September 30, 2005 we had $5.0 million of borrowings under our revolving facility, resulting in unused borrowing capacity of approximately $72.6 million after applying the borrowing base limitations and letters of credits to our available borrowings.

         At September 30, 2005, we had total outstanding bank indebtedness of $210.5 million.

         We do not have any off balance sheet financing or any financial arrangements with related parties, other than operating leases. The following table discloses aggregate information about our contractual obligations and commercial commitments as of September 30, 2005.

                                                                          PAYMENTS DUE BY PERIOD
                                                        ------------------------------------------------------------
                                                          Less than        (DOLLARS IN MILLIONS)          After
    CONTRACTUAL CASH OBLIGATIONS             Total          1 year        1-3 years       4-5 years       5 years
                                        --------------- -------------- --------------- -------------- --------------
Term loan facility ..................       $  30.5         $  5.7         $ 24.8          $   -          $    -
Senior Notes.........................         175.0             -              -               -            175.0
Revolving Facility...................           5.0            5.0             -               -               -
Interest.............................         126.0           22.1           62.0            35.9             6.0
Operating Leases.....................          14.1            3.6            3.6             0.9             6.0
                                        --------------- -------------- --------------- -------------- --------------
Total                                       $ 350.6         $ 36.4         $ 90.4          $ 36.8         $ 187.0
                                        =============== ============== =============== ============== ==============

         On November 8, 2005, in accordance with the Amendment, we used the $47.2 million net proceeds from the sale of Property to payoff the entire outstanding balance of our term loan, which was approximately $30.5 million. The remaining funds of approximately $16.7 million were used to pay down our revolving facility. As a result of these reductions in outstanding debt, we now estimate our total contractual cash obligation for interest to be approximately $116.4 million.

         We believe that cash generated by operations and from borrowings, expected to be available under our Senior Credit Facility, will be sufficient to meet our anticipated working capital, capital expenditures and debt service requirements for at least the next twelve months.

         The following is a summary of certain material terms of our Senior Credit Facility and Hines Nurseries' 10.25% senior subordinated notes due 2011.

         OUR SENIOR CREDIT FACILITY

         We entered into our Senior Credit Facility on September 30, 2003. Hines Nurseries and its operating subsidiaries are borrowers under the Senior Credit Facility. As of November 8, 2005, the Senior Credit Facility consists of a revolving facility with availability, of up to $120.0 million (subject to borrowing base limits). The term loan facility of up to $40.0 million, which was previously contained in the Senior Credit Facility was repaid in full on November 8, 2005 and was terminated. The revolving facility also permits us to obtain letters of credit up to a sub-limit. The Senior Credit Facility matures on September 30, 2008.

         As previously disclosed by the company in a Form 8-K filed with the SEC in July 2005, we negotiated and entered into the Amendment to our Senior Credit Facility. The Amendment amended the Senior Credit Facility to require that the proceeds from the sale of Property be used to pay down the term loan and allows for the exclusion of certain expenditures to replace assets sold. The Amendment also amends the calculation of fixed charge coverage ratio and leverage ratio to allow as an addition to EBITDA certain adjustments related to work force reductions and requires us to meet less restrictive minimum fixed charge coverage ratios for the last fiscal quarter of 2005, for 2006 and for the first quarter of 2007 and the maximum leverage ratios for the last fiscal quarter of 2005, for 2006 and the first and second quarter of 2007. In consideration for approving the Amendment, all consenting lenders were paid a fee of 10 basis points on outstanding loan commitments, which equated to approximately $0.2 million. Our noncompliance with regard to the minimum fixed charge coverage ratio and the maximum leverage ratio covenants contained in the Senior Credit Facility were waived pursuant to the Waiver as the sale of Property satisfied the conditions contained in the Waiver. Pursuant to the Waiver, the aggregate revolving loan availability under the Senior Credit Facility was reduced from $145.0 million to $120.0 million (subject to borrowing base limits). For purposes of the following disclosure, the term "Senior Credit Facility" means the Senior Credit Facility as amended by the Amendment, unless otherwise specifically noted.

         GUARANTEES; COLLATERAL. Obligations under the Senior Credit Facility are guaranteed by us and any of our subsidiaries that are not borrowers under the new credit facility. Borrowings under the Senior Credit Facility are collateralized by substantially all of our assets.

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

         The Senior Credit Facility requires Hines Nurseries and its subsidiaries to meet specific covenants and financial ratios, including a minimum fixed charge coverage test, a maximum leverage test and a maximum capital expenditure test. The Senior Credit Facility contains customary representations and warranties and customary events of default and other covenants. Please see the section "Waiver Regarding Financial Covenants" above for an explanation of our compliance with financial covenants.

         INTEREST RATE; FEES. The interest rate on the loans under the Senior Credit Facility may be, at our option, prime rate loans or London Inter-Bank Offered Rate ("LIBOR") rate loans. Prime rate loans under the revolving loan facility bear interest at the prime lending rate plus an additional amount that ranges from 0.75% to 1.75%, depending on our consolidated leverage ratio. Prime rate loans under the term loan bear interest at the prime lending rate plus an additional amount that ranges from 1.25% to 2.25%, depending on our consolidated leverage ratio. Currently, the applicable margin for prime rate loans is (i) 1.75% for the revolving loan facility and (ii) 2.25% for the term loan.

         LIBOR rate loans under the revolving loan facility bear interest at the LIBOR rate plus an additional amount that ranges from 1.75% to 2.75%, depending on our consolidated leverage ratio. LIBOR rate loans under the term loan bear interest at the LIBOR rate plus an additional amount that ranges from 2.25% to 3.25%, depending on our consolidated leverage ratio. Currently, the applicable margin for LIBOR rate loans is (i) 2.75% for the revolving loan facility and
(ii) 3.25% for the term loan. In addition to paying interest on outstanding principal, we are required to pay a commitment fee on the daily average unused portion of the revolving facility, which will accrue from the closing date based on the utilization of the revolving facility.

         BORROWING BASE. Availability of borrowing under the revolving facility is subject to a borrowing base consisting of the sum of (i) 85% of eligible accounts receivable plus (ii) the lesser of (x) up to 55% of eligible inventory or (y) 85% of the appraised net orderly liquidation value of eligible inventory. Eligible accounts receivable of The Home Depot, our largest customer, and Lowe's Companies, Inc., our second largest customer, may not exceed 30% of total eligible accounts receivable at any time. At September 30, 2005, the Company had $72,564 of available credit.

         We must deliver borrowing base certificates and reports at least monthly. The borrowing base also may be subject to certain other adjustments and reserves to be determined by the agent.

         REPAYMENT. Subject to certain exceptions, 100% of the net cash proceeds we receive from certain asset dispositions, insurance claims and condemnation actions and issuances of debt, 50% of the net cash proceeds we receive from issuances of equity and 25% of excess cash flow are required to be applied to repay the revolving loan facility (without any reduction in the revolving loan commitment). The Senior Credit Facility may also be voluntarily prepaid at any time without premium or penalty.

         OUR SENIOR NOTES

         On September 30, 2003, Hines Nurseries issued $175.0 million of senior subordinated notes that mature on October 1, 2011 (the "Senior Notes"). The Notes bear interest at the rate of 10.25% per annum and will be payable semi-annually in arrears on each April 1 and October 1, which commenced on April 1, 2004.

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

         REPURCHASE ON A CHANGE IN CONTROL. The Senior Notes contain a put option whereby the holders have the right to put the Senior Notes back to us at 101.000% of the principal amount thereof on the date of purchase, plus accrued and unpaid interest if a change of control occurs.

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

         SALES RETURNS AND ALLOWANCES.

         Amounts accrued for sales returns and allowance are maintained at a level believed adequate by management to absorb probable losses in the trade receivables due to sales discounts and allowances. The provision rate is established by management using the following criteria: past sales returns experience, current economic conditions and other relevant factors. The rate is re-evaluated on a quarterly basis. Provisions for sales discounts and allowances charged against income increase the allowance. We record revenue, net of sales discounts and allowances, when the risk of ownership is transferred to the customer. Allowances are provided at the time revenue is recognized in accordance with SFAS No. 48, "Revenue Recognition When Right of Return Exists."

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

         NEW ACCOUNTING PRONOUNCEMENTS.

         In November 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 151, "Inventory Costs", which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

         In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment", which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB Opinion No. 25. In March 2005, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin
(SAB) 107, Share-Based Payment, which expresses views of the SEC Staff about the application of SFAS No. 123(R). SFAS No. 123(R) was to be effective for interim or annual reporting periods beginning on or after June 15, 2005, but in April 2005 the SEC issued a rule that SFAS No. 123(R) will be effective for annual reporting periods beginning on or after June 15, 2005. We are in the process of evaluating the effect this standard may have on our financial condition, results of operations and cash flows.

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

         In May 2005, the Financial Accounting Standards Board ("FASB") issued Statement No. 154, "Accounting Changes and Error Corrections." FASB No. 154 replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in an accounting principle. This Statement applies to all voluntary changes in an accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. APB Opinion 20 previously required that most voluntary changes in an accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods' financial statements of changes in an accounting principle. Statement No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We are in the process of evaluating the effect this standard may have on our financial condition, results of operations and cash flows.

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

         We have various debt instruments outstanding at September 30, 2005 that are impacted by changes in interest rates.

         We also manage our interest rate risk by balancing the amount of our fixed and variable long-term debt. For fixed-rate debt, interest rate changes affect the fair market value of such debt but do not impact earnings or cash flows. Conversely, for variable-rate debt, interest rate changes generally do not affect the fair market value of such debt but do impact future earnings and cash flows, assuming other factors are held constant. At September 30, 2005 the carrying amount and estimated fair value of our long-term debt was $210.5 million and $215.7 million, respectively. Given the current balance of our fixed rate and variable rate debt, we estimate a change in interest costs of approximately $0.4 million for every one-percentage point change in applicable interest rates.

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

ITEM 5.  OTHER INFORMATION

         At September 30, 2005, we were not in compliance with some of our debt covenants under the senior credit facility dated as of September 30, 2003 (the "Senior Credit Facility"), as amended by a First Amendment to Credit Agreement dated as of June 30, 2005 by and among Hines Nurseries, Inc., Hines Fertilizer, Inc. (formerly known as Enviro-safe Laboratories, Inc.), and Hines SGUS Inc., as borrowers, the lenders listed therein, Deutsche Bank Trust Company Americas, as Agent, Fleet Capital Corporation and Lasalle Business Credit, LLC, as Co-Syndication Agents, and Harris Trust and Savings Bank and Wells Fargo Bank, N.A., as Co-Documentation Agents.

         On October 13, 2005, the Company obtained a waiver (the "Waiver") from the financial institutions party to its Senior Credit Facility to waive compliance with the minimum fixed charge coverage ratio and the maximum leverage ratio covenants of the Senior Credit Facility for the third fiscal quarter of 2005. The Waiver was subject to the sale of Miami property occurring no later than November 30, 2005, and the net asset sale proceeds of the Miami property being no less than $40.0 million. These conditions to the Waiver were satisfied when we successfully completed the sale of the Miami property. In addition, pursuant to the Waiver the aggregate revolving loan availability under the Senior Credit Facility was reduced from $145.0 million to $120.0 million.

ITEM 6.  EXHIBITS

               Exhibit 10.1 First Amendment to Credit Agreement, effective as of
                      June 30, 2005 (incorporated by reference to Exhibit 10.1 to Hines Horticulture, Inc.'s Quarterly Report on Form 10-Q filed on August 15, 2005).

               Exhibit 10.2 Waiver Regarding Financial Covenants dated October
                      13, 2005, among Hines Nurseries, Inc. and Hines SGUS Inc., as borrowers, the lenders listed therein, and Deutsche Bank Trust Company Americas, as agent.*

               Exhibit 10.3 Real Property Purchase and Sale Agreement and Escrow
                      Instructions, dated September 12, 2005, by and between Hines Nurseries, Inc. and Quantum Ventures, LLC (incorporated by reference to Exhibit 10.2 to Hines Horticulture, Inc.'s Form 8-K filed on November 9, 2005).

               Exhibit 10.4 Summary of Oral Amendment to Real Property Purchase
                      and Sale Agreement and Escrow Instructions, dated September 12, 2005, by and between Hines Nurseries, Inc. and Quantum Ventures, LLC (incorporated by reference to Exhibit 10.3 to Hines Horticulture, Inc.'s Form 8-K filed on November 9, 2005).

               Exhibit 10.5 Lease Agreement dated November 7, 2005, by and between Hines Nurseries, Inc. and Quantum Ventures, LLC (incorporated by reference to Exhibit 10.1 to Hines Horticulture, Inc.'s Form 8-K filed on November 9, 2005).

               Exhibit 31.1 Certification of Chief Executive Officer Pursuant To
                      Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.*

               Exhibit 31.2 Certification of Chief Financial Officer Pursuant To
                      Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.*

               Exhibit 32.1 Certification of Chief Executive Officer Pursuant To
                      18 U.S.C. Section 1350. Rule 13a-14(d)/15d-14(d)*

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

Date:  November 14, 2005