Form 10-K
period 2005-12-31
HINES HORTICULTURE INC
filed 2006-03-28
CIK 1003515

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ________________  TO ________________

                         COMMISSION FILE NUMBER: 0-24439
                          ___________________________

                            HINES HORTICULTURE, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
                          ___________________________

            DELAWARE                                           33-0803204
 (STATE OR OTHER JURISDICTION OF                            (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                           IDENTIFICATION NUMBER)

                  12621 JEFFREY ROAD, IRVINE, CALIFORNIA 92620
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

                                 (949) 559-4444
                        HTTP://WWW.HINESHORTICULTURE.COM
                          ___________________________

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE
           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                     COMMON STOCK, PAR VALUE $.01 PER SHARE

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X].

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes [ ] No [X].

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.
(Check One).

  Large accelerated filer [ ]  Accelerated filer [ ]  Non-accelerated filer [X].

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X].

         As of June 30, 2005, the aggregate market value of the registrant's voting common stock held by non-affiliates of the registrant was approximately $41.9 million.

         As of March 22, 2006, there were 22,072,549 shares of Common Stock outstanding.

                       DOCUMENT INCORPORATED BY REFERENCE:

Certain portions of the registrant's Proxy Statement prepared in connection with the 2006 Annual Meeting of Stockholders are incorporated in Part III hereof by reference.

                                    HINES HORTICULTURE, INC.

                                       TABLE OF CONTENTS

                                                                                            PAGE
                                                                                             NO.
                                                                                            ----

                                             PART I
                                             ------

ITEM 1.  BUSINESS.............................................................................1
ITEM 1A. RISK FACTORS.........................................................................5
ITEM 1B. UNRESOLVED STAFF COMMENTS...........................................................12
ITEM 2.  PROPERTIES..........................................................................13
ITEM 3.  LEGAL PROCEEDINGS...................................................................14
ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................................14

                                            PART II
                                            -------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
           MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.................................14
ITEM 6.  SELECTED FINANCIAL DATA.............................................................16
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS.............................................................18
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..........................28
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.........................................28
ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURE..........................................................29
ITEM 9A. CONTROLS AND PROCEDURES.............................................................29
ITEM 9B. OTHER INFORMATION...................................................................29

                                            PART III
                                            --------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..................................29
ITEM 11. EXECUTIVE COMPENSATION..............................................................29
ITEM 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
           RELATED STOCKHOLDER MATTERS.......................................................29
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......................................29
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES..............................................29

                                            PART IV
                                            -------

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.............................................30

SIGNATURES ..................................................................................33


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

     Hines Horticulture, Inc.'s estimated or anticipated future results, products and service performance or other non-historical facts are forward-looking and reflect our management's current perspective of existing trends and information. These statements involve risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, among others, the continued ability of Hines Horticulture, Inc. to access water, the impact of growing conditions, risks associated with customer concentration, adverse weather conditions, seasonality, government regulations, loss of key employees, general economic conditions, general agricultural risks including risks associated with plant disease and pests and sudden oak death, increases in operating costs, the impact of competition, the ability to obtain future financing or to satisfy payment obligations under existing financing, limitations resulting from Hines Horticulture, Inc.'s substantial leverage and debt restrictions and other risks and uncertainties described below in the section entitled "Risk Factors" and in Hines Horticulture, Inc.'s other Securities and Exchange Commission filings.

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

     We assume no obligation to update any of the forward-looking statements after the date of the Form 10-K.

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

                                     PART I

ITEM 1.  BUSINESS

INTRODUCTION

     Hines Horticulture, Inc. ("Hines," the "Company," "we," "our" or "us"), a Delaware corporation, produces and distributes horticultural products through its wholly owned subsidiaries, Hines Nurseries, Inc. ("Hines Nurseries") and Hines Fertilizer, Inc. ("Hines Fertilizer"), formerly known as Enviro-Safe Laboratories, Inc., which no longer actively conducts business. Unless otherwise specified, references to "Hines" or the "Company" refer to Hines Horticulture, Inc. and its subsidiaries.

     Hines is a leading national supplier of ornamental shrubs, color plants and container-grown plants with 13 commercial nursery facilities located in Arizona, California, Florida, Georgia, New York, Oregon, Pennsylvania, South Carolina and Texas. Hines markets its products to retail and commercial customers throughout the United States and Canada. Hines produces approximately 5,700 varieties of ornamental shrubs and color plants. Hines sells to more than 2,400 retail and commercial customers, representing more than 8,750 outlets throughout the United States and Canada.

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

     On November 7, 2005, the Company successfully completed the sale of 122 acres of unimproved property in Miami, Florida ("Miami Land Sale") and received net proceeds of $47.0 million. In accordance with the amendment to our Senior Credit Facility, the proceeds from the Miami Land Sale have been used to payoff the entire outstanding balance of the term loan; the residual amount having paid down our revolving credit facility. The Company has entered into a two-year lease agreement with the buyer to lease the property while transitioning operations to other locations. The Company will lease the entire property for a one-year period, with a thirty-day extension right, and will then vacate approximately 33 acres. The Company will lease the remaining 89 acres for an additional one-year period, with extension rights for an additional ninety days, and will then vacate the remaining acreage. The Company will pay the buyer rent of five hundred dollars per outstanding acre, annually, during the lease term. For accounting purposes, the entire gain has been deferred due to our continuing involvement, as defined in Statement of Financial Accounting Standards ("SFAS") No. 98, "Accounting for Leases," in the property.

     In April 2003, the Company entered into an option agreement to sell 168-acre nursery property in Vacaville, California. The Company entered into the option agreement because the nursery property is located in an area which the city of Vacaville is planning to develop as a residential project. This agreement was subsequently amended in March 2005 to extend the option term to March 1, 2006 contingent upon payments of $1.8 million during the option term. On March 1, 2006, the buyer exercised its option to purchase the property. Total proceeds from the option agreement and sale of the land will be approximately $16.9 million, with the final payment of $14.3 million due no later than April 3, 2006. Under the terms of the option agreement, Hines is able to transition off the land in three phases from 2006 to 2008. The Company is continuing to develop replacement acreage and infrastructure at our 842-acre Winters facility in Northern California.

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

HISTORY

  OWNERSHIP

     James W. Hines Sr. founded Hines in 1920 in San Gabriel, California. Hines was a family owned business until its acquisition by the Weyerhauser Company in 1976. Hines was sold in 1990 to a private investment group and certain members of our management. In August 1995, Hines was acquired by Madison Dearborn Capital Partners, L.P. ("MDCP"), a private equity investment firm and certain members of our management. On June 22, 1998, Hines completed an initial public offering of 5.1 million shares of its Common Stock.

BUSINESS OVERVIEW

     Hines is one of the largest commercial nursery operations in North America, producing one of the broadest assortments of container-grown plants in the industry. Hines sells its green goods primarily to the retail segment which includes the premium independent garden centers, as well as the leading home centers and mass merchandisers, such as The Home Depot, Lowe's and Wal-Mart.

     Hines produces and markets approximately 5,700 varieties of ornamental, container-grown plants grown primarily for outdoor use, most of which are sold under its Hines Nurseries(TM) and Iverson(TM) trade names. The Company grows most of its product categories at several of its nurseries. However, the Company emphasizes certain product categories at particular nurseries depending on the growing climate conducive to a particular product and on regional customer needs. Most of Hines' revenues fall into the following variety categories for the years ended December 31:

PRODUCT CATEGORY           REPRESENTATIVE PRODUCTS                           2005        2004       2003
-------------------------- --------------------------------------------- ----------- ----------- ----------
Evergreens
   Broadleafs              Azalea, boxwood, camellia, euonymous, holly          24%         24%        21%

   Conifers                Pines, spruce, junipers                               7%          7%         7%

Deciduous Plants           Barberry, dogwood, forsythia, spirea                  8%          8%         7%

Flowering Color Plants     Perennials, Annual bedding plants,
                               Tropical flowering plants, bulbs                 54%         54%        60%

Other                      Ferns, trees                                          7%          7%         5%

                                                                         ----------- ----------- ----------
                                                                               100%        100%       100%
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

     To produce annual bedding plants, a nursery either buys and germinates seeds to produce small plants, called "plugs," or purchases plugs from specialized plug producers. The plugs are then transplanted to bedding packs, gallon hanging baskets and containers of various sizes. The growth cycle of color plants is typically less than one year, with many color plants having a growing season as short as eight to 16 weeks, allowing certain of the Company's nurseries to produce approximately three to four inventory turns per year. As with ornamental plants, the Company applies controlled watering and fertilizing in order to ensure high quality.

CUSTOMERS. Our retail customers include home centers, mass merchandisers, independent garden centers and garden center chains. The following table sets forth the estimated percentage of Hines' net sales by customer type for the period indicated:
                                                       YEARS ENDED DECEMBER 31,
                CUSTOMER TYPE                        2005       2004       2003
                -------------                        ----       ----       ----

Home centers.................................         65%        63%        63%
Mass merchandisers...........................         13         16         17
Independent garden centers...................         13         11         10
Garden center chains.........................          3          4          5
Re-wholesalers...............................          4          4          4
Landscapers and others.......................          2          2          1
                                                    -------    ------     ------

           Total.............................        100%       100%       100%
                                                    =====      =====      =====

     Our management believes the Company enjoys competitive advantages in selling into these channels due to its ability to provide a broad assortment of consistently high quality products in large volumes, its nationwide distribution and its value-added services such as custom labeling, bar-coding, full electronic data interchange and technical support. Our management expects to participate in the overall growth of these channels to a greater extent than its competitors that do not offer such services. Hines' top ten customers accounted for approximately 78%, 77% and 78% of its net sales in 2005, 2004 and 2003, respectively. Hines' largest customer, The Home Depot, accounted for approximately 47%, 45% and 47% of its net sales in 2005, 2004 and 2003, respectively. Hines' next largest customer, Lowe's Companies, Inc., accounted for approximately 17%, 16% and 14% of its net sales in 2005, 2004 and 2003, respectively. No other customer accounted for more than 10% of net sales.

     DISTRIBUTION. Hines distributes its products directly from its nursery sites to its retail customers primarily through common carriers and through the Company's fleet of approximately 150 trucks, 30 of which are owned and the balance of which are leased. The Company believes that common carriers are available to accommodate seasonal delivery peaks. The Company uses a variety of product shipping techniques, such as specialized shelving, protective racks and special loading techniques. Nursery products are distributed nationwide, except color plants, which are typically distributed within a 300-mile radius of each nursery.

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

     The Company has registered numerous trademarks, service marks and logos used in its businesses in the United States and Canada. In addition, the Company has developed and continues to develop specialty plants for which it holds patents registered with the U.S. Patent and Trademark Office. The Company currently holds 44 patents, with 9 patent applications pending. The Company's management does not believe that the loss of any particular patent would have a material adverse effect on the Company.

     PRODUCTION. Raw materials consist of starter materials, containers and soil mixtures. The Company's management believes that there are alternate sources of supply readily available.

     SALES AND MARKETING. Most of Hines' facilities have separate sales forces, which include a sales manager, in-house customer service representatives, direct sales consultants and various support personnel. As of December 31, 2005, Hines employed approximately 300 direct sales consultants, key account managers, market area managers and merchandisers. National accounts are serviced through "National Account Task Teams" comprised of a senior management member and direct sales personnel from each nursery supplying the account. Hines also markets its products through trade shows, print advertising in trade journals, direct mail promotion and catalogues.

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

SEASONALITY

     Our business is highly seasonal in nature, with most of sales typically occurring in the first half of the year. In particular, our sales are strongest in the second quarter, which corresponds to the Spring gardening season. In 2005, approximately 74% of net sales and approximately 165% of operating profits occurred in the first half of the year. Approximately 54% of net sales and approximately 151% of operating profits occurring in the second quarter of 2005. The table below sets forth the Company's quarterly net sales, as a percentage of total year net sales, for the periods indicated:

                                             PERCENTAGE OF TOTAL NET SALES
                                             -----------------------------
                                             2005        2004         2003
                                             ----        ----         ----
               First Quarter                  20%         18%          17%
               Second Quarter                 54          54           56
               Third Quarter                  15          15           15
               Fourth Quarter                 11          13           12
                                             ----        ----         ----
                                             100%        100%         100%
                                             ====        ====         ====

GOVERNMENT REGULATION

     The Company is subject to certain United States federal, state and local provincial health, safety and environmental laws and regulations regarding the production, storage and transportation of certain products and the disposal of its wastes. The Environmental Protection Agency ("EPA") and similar state and local agencies regulate the Company's operations and activities, including, but not limited to, water runoff and the use of certain pesticides in its nursery operations. In the ordinary course of business, the Company uses substances that are regulated or may be hazardous under environmental laws. The Company does not anticipate that future expenditures for compliance with such environmental laws and regulations will have a material adverse effect on the Company's financial position, results of operations or competitive position. The Company cannot give any assurance, however, that compliance with such laws and regulations, or compliance with other environmental laws and regulations that may be enacted in the future, will not have an adverse effect on the Company's financial position, results of operations or competitive position.

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

EMPLOYEES

     As of December 31, 2005, the Company employed approximately 2,940 persons. At the peak of our growing cycle, an additional 1,480 seasonal employees were employed during 2005. All of the Company's employees are non-union, and the Company's management believes that its labor relations are good.

ITEM 1A.  RISK FACTORS

     You should carefully consider and evaluate all of the information in this Form 10-K, including the risk factors listed below. The risks described below are the ones we currently deem material, but they may not be the only risks facing our company. Additional risks not now known to us or that we currently deem immaterial may also impair our business operations.

     The risks described below and the risks described elsewhere in this Form 10-K, including in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations," could materially adversely affect our business, prospects, financial condition, operating results or cash flow. If our business is harmed, the trading price of our common stock could decline.

     This Form 10-K also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed in these statements. Factors that could contribute to these differences include those discussed below and elsewhere in this Form 10-K. The cautionary statements made in this Form 10-K, including those in the risk factors below, should be read as being applicable to all forward-looking statements wherever they appear. Our operations are subject to a variety of risks and uncertainties and the following risk factors are not to be considered a definitive list of all risks associated with our operations and should be read in conjunction with the risks and uncertainties contained in our other filings with the Securities and Exchange Commission. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. The cautionary statements contained in the risk factors below are being made pursuant to the provisions of the Private Securities Litigation Reform Act and with the intention of obtaining the benefits of the "safe harbor" provisions of the Act. We caution investors that any forward-looking statements made by us are not guarantees of future performance and that a variety of factors, including those discussed below, could cause our actual results and experience to differ materially from the anticipated results or other expectations expressed in our forward-looking statements. The risks and uncertainties which may affect the operations, performance and results of our business are described in more detail below. We undertake no duty to update any of the forward-looking statements after the date of this Form 10-K.

RISKS RELATED TO OUR CAPITAL STRUCTURE

WE HAVE A SUBSTANTIAL AMOUNT OF DEBT OUTSTANDING, WHICH COULD HURT OUR FUTURE PROSPECTS AND PREVENT US FROM FULFILLING OUR DEBT OBLIGATIONS.

     We have a significant amount of debt outstanding, including 10.25% Senior Notes issued on September 30, 2003, which we refer to as the Senior Notes. As of December 31, 2005, we had total consolidated debt outstanding of $185.1 million. This debt may have several important consequences as it could:

          o make it more difficult for us to satisfy our obligations, including making scheduled interest payments under the Senior Notes and other debt obligations;

          o    limit our ability to obtain additional financing;

          o increase our vulnerability to adverse general economic conditions, including changes in interest rates and adverse changes in the commercial nursery industry conditions;

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

THE TERMS OF OUR DEBT MAY LIMIT OUR ABILITY TO PLAN FOR OR RESPOND TO CHANGES IN OUR BUSINESS.

     We have an amended Senior Credit Facility that consists of a revolving facility with availability of up to $120.0 million (subject to borrowing base limits) and a term loan facility of up to $40.0 million, which was fully paid down in 2005. Our Senior Credit Facility and the indenture governing the Senior Notes issued by Hines Nurseries contain covenants that restrict our ability to, among other things:

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

RISKS RELATED TO OUR BUSINESS

OUR PRODUCTION OF PLANTS MAY BE ADVERSELY AFFECTED BY A NUMBER OF AGRICULTURAL FACTORS BEYOND OUR CONTROL. IN ADDITION, OUR NURSERY OPERATIONS WERE ADVERSELY AFFECTED BY THE ACUTE TROPICAL WEATHER SEASON THAT PLAGUED THE SOUTHERN AND SOUTH-EASTERN REGIONS OF THE UNITED STATES IN 2005, AND SIGNIFICANT TROPICAL STORMS IN THE FUTURE COULD ADVERSELY IMPACT OUR OPERATIONS.

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

WE FACE RISKS ASSOCIATED WITH SUDDEN OAK DEATH ("SOD"). QUARANTINES OF OUR PRODUCTS OR OTHER ACTIONS BY FEDERAL AND STATE REGULATORY AUTHORITIES IN RESPONSE TO SUDDEN OAK DEATH COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS AND RESULTS OF OPERATIONS.

     SOD is caused by a fungus-like pathogen recently identified by scientists in California and named Phytophthora ramorum ("P. ramorum"). Since its appearance in 1995, P. ramorum has killed thousands of coast live oak, black oak, tan oak and Shreve oak in Northern California. P. ramorum can also infect the leaves and branches of other plants referred to as SOD host plants. Currently, approximately 90 plant species grown by commercial nurseries have been identified as SOD hosts.

     In February 2004, as part of the SOD National Nursery Survey, the United States Department of Agriculture (the "USDA") encouraged all states to conduct a survey of nurseries that ship SOD host plants interstate. Accordingly, the California Department of Food & Agriculture ("CDFA") and the USDA conducted joint tests at nurseries located throughout California. On March 9, 2004, two nurseries in California, which we do not own or operate, tested positive for P. ramorum. As a result of these findings certain states declared a quarantine on all plant material coming from California and several others imposed a quarantine on SOD host and associated host plants only.

     On March 19, 2004, we took the precautionary measure of voluntarily suspending the shipment of all SOD host plants grown in our California facilities pending the results of the joint CDFA and USDA testing of all interstate shippers, including our facilities. On March 26, 2004, we were notified by the CDFA that all of our California growing facilities had tested negative for P. ramorum. As a result of these findings, the CDFA and the USDA issued SOD Compliance Agreements with our Fallbrook and Irvine facilities, allowing us to ship host and associated host plants interstate, if we meet, and continue to meet, certain inspection requirements. Our Vacaville and Winters facilities are located in a California quarantined county and have continued to operate under the terms of their Compliance Agreement with the CDFA and USDA since 2002. Its Compliance Agreement requires that potential SOD host plants be inspected and tested monthly during the growing season for the presence of the pathogen.

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

     Our top ten customers together accounted for approximately 78% of our net sales in 2005. Our largest customer, The Home Depot, accounted for approximately 47% and our second largest customer, Lowes Companies, Inc., accounted for approximately 17% of our 2005 net sales. We expect that a small number of customers will continue to account for a substantial portion of our net sales for the foreseeable future. We do not have long-term contracts with any of our retail customers, and they may not continue to purchase our products.

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

OUR NURSERY FACILITY IN IRVINE, CALIFORNIA IS ENTIRELY ON LEASED LAND AND WE DO NOT EXPECT THE LEASES TO BE EXTENDED BEYOND THEIR CURRENT TERMS.

     Our 542-acre nursery facility and headquarters in Irvine, California are entirely on leased land. In 2003, we entered into an amended lease agreement for this facility in which 63 new acres were added and the lease expiration schedule was changed. Under the amended lease agreement, the lease on 114 acres expires on June 30, 2006, the lease on 140 acres expires on December 31, 2006, and the lease on the remaining 288 acres expires on December 31, 2010. We do not expect these leases to be extended beyond their current terms. For the 254 acres that will expire in 2006, we are developing plans to transition a majority of the production to our Winters, California facility and the remaining production to the parcel recently added to our facility in Irvine. For the 288 acres that will expire at the end of 2010, we will be required to establish new production facilities or transition production to existing facilities. We may incur substantial costs in connection with the establishment of these new production facilities or the transition of production to existing facilities.

     We may not be successful in executing our transition plan or establishing suitable replacement production facilities. If we are unsuccessful in these efforts, our net sales, cash flows and operating income could be materially adversely affected. In addition, when we vacate 254 acres in 2006, we currently estimate that we will incur approximately a total of $0.3 million of removal and remediation costs. We may incur significant expenses beyond what we have forecasted if additional remedial action is required. Significant costs in excess of our estimates could have a material adverse effect on our business, financial position, results of operations and operating cash flow.

OUR ANTICIPATED TRANSITION OF OUR OPERATIONS RESULTING FROM RECENT LAND SALES MAY NOT BE AS SUCCESSFUL AS WE ANTICIPATE AND UNEXPECTED DELAYS AND DIFFICULTIES OR INCREASED COSTS COULD ADVERSELY AFFECT OUR BUSINESS AND PROSPECTS.

     In 2005, we sold approximately 122 acres located in Miami-Dade County, Florida (which property we refer to as the Florida Property) and in March 2006 we received notice that an optionee had exercised its option to purchase our 168-acre property in Vacaville, California (which property we refer to as the Northern California Property). Under the terms of the sale for the Florida Property, we are expected to transition our operations located on such property to other locations. In connection with the sale of the Northern California Property, the option agreement provides that we are to transition off the land in three phases from 2006 to 2008. Interruptions or delays in the transitioning from the Florida Property or the Northern California Property could adversely impact our nursery operations and increase our costs. In addition, we could incur significant expenses beyond those which we have forecasted in connection with such relocations. Our failure to effectively manage the transition from these properties or the incurrence of additional related costs beyond those which we forecast could result in a decrease in revenue or other adverse effects in our business and results of operations.

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

COMPLIANCE WITH, AND CHANGES TO, LABOR LAWS, PARTICULARLY THOSE CONCERNING SEASONAL WORKERS, COULD SIGNIFICANTLY INCREASE OUR COSTS.

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

     We rely extensively on the services of agents and independent contractors to provide trucking services to us. Transportation costs accounted for approximately 24% of our net sales in 2005. Our ability to ship our products, particularly during our peak shipping seasons, could be adversely impacted by shortages in available trucking capacity, changes by carriers and transportation companies in policies and practices, such as scheduling, pricing, payment terms and frequency of service, or increases in the cost of fuel, taxes and labor, and other factors not within our control. We compete with other companies who ship perishable goods for available trucking capacity and, accordingly, reductions in capacity or shortages of the agents and independent contractors who provide trucking services to us could potentially adversely impact our sales. Higher diesel fuel costs and increased third party carrier charges adversely impacted our results of operations during 2005 and future significant increases in transportation costs could have a material adverse effect on our business, particularly if we are not able to pass on such price increases to our customers in the form of higher prices for our products. Material interruptions in service or stoppages in transportation, whether caused by strike or otherwise, could adversely impact our business, results of operations, financial position and operating cash flows.

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

     Investment partnerships controlled by Madison Dearborn Partners, L.P. beneficially own approximately 53% of the outstanding common stock of Hines Horticulture, Inc. and have sufficient voting power to control, or at the least significantly influence, the election of directors and the approval of other actions requiring the approval of our shareholders. In addition, Madison Dearborn Partners has two of its designees on Hines Horticulture, Inc.'s six member board of directors.

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

PRICE INCREASES OF CERTAIN RAW MATERIALS COULD ADVERSELY AFFECT OUR BUSINESS.

     We are vulnerable to price increases for raw materials. For 2005, raw material costs accounted for approximately 20% of net sales. We do not have long-term contracts with the majority of our raw material suppliers. Increases in the cost of raw materials essential to our operations, including seed, plastic, chemicals and fertilizer, would increase our costs of production. Significant increases in the price of petrochemicals or a scarcity of raw materials essential to plant propagation could have a material adverse effect on our business. We may not be able to pass such price increases on to our customers in the form of higher prices for our products, which could materially adversely affect our results of operations and operating cash flows.

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

     The Sarbanes-Oxley Act of 2002 required us to change or supplement some of our corporate governance and securities disclosure and compliance practices. The Sarbanes Oxley-Act of 2002 and related rules and regulations promulgated by the Securities and Exchange Commission have increased, and may continue to increase, our legal compliance and financial reporting costs. These developments may also make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. This, in turn, could make it more difficult for us to attract and retain qualified members of our board of directors, or qualified executive officers.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

      Not applicable.

ITEM 2.  PROPERTIES

     At December 31, 2005, the Company owned approximately 4,180 acres related to its nursery facilities. In addition, the Company leases approximately 1,270 acres related to its nursery facilities (including leases from Blooming Farm, Inc., an affiliated entity). Approximately 4,000 acres were usable for production, with approximately 2,500 acres currently in production. We believe that our owned and leased facilities are sufficient to meet our operating requirements for the foreseeable future.

The Company's current facilities are identified in the table below:

LOCATION                               DESCRIPTION                             STATUS
--------                               -----------                             ------

Blairsville, Georgia................   43 acre nursery                         Owned (a)
Chino Valley, Arizona...............   66 acre nursery                         Owned
Danville, Pennsylvania..............   154 acre nursery                        Leased (b)
Fallbrook, California...............   261 acre nursery                        Owned/leased (c)
Forest Grove, Oregon................   1,013 acre nursery                      Owned/leased (d)
Fulshear, Texas.....................   435 acre nursery                        Owned
Irvine, California..................   542 acre nursery and headquarters       Leased (e)
Miami, Florida......................   334 acre nursery                        Owned/leased (f)
Newark, New York....................   37 acre nursery                         Owned
Northern California.................   1,389 acre nursery                      Owned (g)
Pipersville, Pennsylvania...........   60 acre nursery                         Owned/leased (h)
San Joaquin Valley, California .....   57 acre nursery                         Owned/leased (i)
Trenton, South Carolina.............   1,001 acre nursery                      Owned/leased (j)
Utica, New York.....................   65 acre nursery                         Owned

(a) Blairsville, Georgia is managed by the Miami, Florida location and they are both considered to be a single nursery operation.
(b)  141 acres are year-to-year and 13 acres expire in 2009.
(c)  We own 248 acres and lease 13 acres at this nursery.
(d)  We own 668 acres and lease 345 acres at this nursery.
(e) The lease expires with respect to 114 acres in June 2006 and 140 acres in December 2006. The lease for the remaining acreage does not expire until December 2010.
(f)  We own 212 acres and lease 122 acres at this nursery.
(g) The Northern California nursery consists of sites in Allendale, Vacaville and Winters, California. In March 2006, an option to purchase 168 acres of property in Vacaville has been exercised.
(h)  We own 31 acres and lease 29 acres at this nursery.
(i) The San Joaquin nursery consists of sites in Chowchilla and Madera, California. We own 48 acres and lease 9 acres at this nursery.
(j)  We own 941 acres and lease 60 acres at this nursery.

      In May 2003, we amended the lease for our 479-acre Irvine, California nursery and headquarters. Under the amendment, we agreed to vacate 254 acres covered by the lease in 2006 in exchange for an extension of the term of the lease on 170 acres that was set to expire in September 2003 to December 2010 and the lease of an additional 63 acres contiguous to our existing facility from July 2003 to December 2010. Our landlord also agreed to assist with the costs of developing the new acreage and transition costs of up to $4.0 million, which include payments of $2.0 million and percentage rent credits of up to $2.0 million. The landlord also agreed to assist us with our objective of trying to secure beyond 2010 an acceptable nursery property relatively near our current location in Irvine, California, although we cannot be sure that we will accomplish this objective.

       In April 2003, we entered into an option agreement to sell our 168-acre nursery property in Vacaville, California. We entered into the option agreement because the nursery property is located in an area which the city of Vacaville is planning to develop as a residential project. This agreement was subsequently amended in March 2005 to extend the option term to March 1, 2006 contingent upon payments of $1.8 million during the option term. On March 1, 2006, the buyer exercised its option to purchase the property. Total proceeds from the option agreement and sale of the land will be approximately $16.9 million, with the final payment of $14.3 million due no later than April 3, 2006. Under the terms of the option agreement, we are able to transition off the land in three phases from 2006 to 2008. We are continuing to develop replacement acreage and infrastructure at our 842-acre Winters facility in Northern California.

       On November 7, 2005, we successfully completed the Miami Land Sale and received net proceeds from the sale of approximately $47.0 million. We will lease the entire property for a one-year period, with a thirty-day extension right, and will then vacate approximately 33 acres. We will lease the remaining 89 acres for an additional one-year period, with extension rights for an additional ninety days, and will then vacate the remaining acreage. The terms of the lease agreement require us to pay the buyer rent of five hundred dollars per outstanding acre, annually, during the lease term.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 2005.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECTURITIES

     The Common Stock of Hines currently trades on The Nasdaq National Market under the symbol "HORT." As of March 15, 2006, there were 74 registered holders of record of the Company's Common Stock. The following table sets forth the quarterly high and low sale prices of our Common Stock as reported on The Nasdaq National Market for the periods indicated:

Fiscal year ended December 31,
2005                                           High            Low
----                                         ---------      ---------
1st quarter                                    $4.65          $3.30
2nd quarter                                    $4.36          $3.36
3rd quarter                                    $4.06          $3.18
4th quarter                                    $3.84          $3.10

Fiscal year ended December 31,
2004                                           High            Low
----                                         ---------      ---------
1st quarter                                    $5.27          $3.68
2nd quarter                                    $5.00          $3.88
3rd quarter                                    $4.35          $2.61
4th quarter                                    $4.15          $2.70


     Hines has not paid dividends on its Common Stock in the past and does not presently plan to pay dividends on the Common Stock. The payment of dividends is restricted under the terms of the Company's senior credit agreement and senior subordinated note indenture. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

     The Company currently maintains its 1998 Long-Term Equity Incentive Plan (the "1998 Stock Plan") under which Common Stock is authorized for issuance to employees and directors upon the exercise of options. As of December 31, 2005, the Company did not have outstanding any options, warrants or rights under any other equity compensation plan. The following table provides aggregate information regarding the shares of Common Stock that may be issued upon the exercise of options, warrants and rights under all of the Company's equity compensation plans as of December 31, 2005.

                                     Number of securities to be     Weighted-average     Number of securities remaining
                                      issued upon exercise of       exercise price of     available for future issuance
                                        outstanding options,          outstanding           under equity compensation
                                        warrants and rights         options, warrants      plans (excluding securities
                                                                       and rights            reflected in column (a))
           Plan Category                         (a)                      (b)                          (c)
-----------------------------------------------------------------------------------------------------------------------
EQUITY COMPENSATION PLANS
 APPROVED BY SECURITY HOLDERS:
     1998 Long-Term Equity
     Incentive Plan                                   869,110     $            6.22                       2,720,100
EQUITY COMPENSATION PLANS NOT
 APPROVED BY SECURITY HOLDERS:                             --     $              --                              --

                                       -----------------------                               -----------------------
                               Total                  869,110                                             2,720,100
                                       =======================                               =======================

ITEM 6.  SELECTED FINANCIAL DATA

     The selected financial data presented below as of the end of and for each of the years in the five-year period ended December 31, 2005 has been derived from the consolidated financial statements of Hines Horticulture and its subsidiaries. The consolidated financial statements as of December 31, 2005 and 2004, and for each of the years in the three-year period ended December 31, 2005, and the independent registered public accounting firm report thereon, are included elsewhere in this filing. Certain reclassifications have been made in prior periods' financial statements to confirm to fiscal 2005 classifications.

                                                                              YEAR ENDED DECEMBER 31,
                                                  --------------------------------------------------------------------------------
                                                      2005             2004             2003             2002            2001
                                                  ------------     ------------     ------------     ------------     ------------
                                                                           (IN THOUSANDS, EXCEPT SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Sales, net                                        $    327,913     $    335,168     $    341,189     $    339,359     $    329,048
Cost of goods sold                                     174,580          170,694          170,750          169,807          158,565
                                                  ------------     ------------     ------------     ------------     ------------

Gross profit                                           153,333          164,474          170,439          169,552          170,483
Operating expenses                                     132,599          125,928          125,784          122,338          121,975
                                                  ------------     ------------     ------------     ------------     ------------

Operating income                                        20,734           38,546           44,655           47,214           48,508
Other expense, primarily interest expense               24,815           24,510           35,223           33,900           38,188
(Benefit from) provision for income taxes               (1,523)           5,800            3,867            5,456            4,627
                                                  ------------     ------------     ------------     ------------     ------------

(Loss) income from continuing operations                (2,558)           8,236            5,565            7,858            5,693
Income (loss) from discontinued operations,
  net of tax (a)                                            --               --            4,148           (5,413)          (2,268)
Cumulative effect of change in accounting
  principle, net of tax (b)                                 --               --               --          (55,148)              --
                                                  ------------     ------------     ------------     ------------     ------------

Net (loss) income                                 $     (2,558)    $      8,236     $      9,713     $    (52,703)    $      3,425
                                                  ============     ============     ============     ============     ============

EARNINGS (LOSS) PER SHARE:
     (Loss) income from continuing operations
          Basic                                   $      (0.12)    $       0.37     $       0.25     $       0.36     $       0.26
          Diluted                                 $      (0.12)    $       0.37     $       0.25     $       0.36     $       0.26
     Net (loss) income
          Basic                                   $      (0.12)    $       0.37     $       0.44     $      (2.39)    $       0.16
          Diluted                                 $      (0.12)    $       0.37     $       0.44     $      (2.39)    $       0.16

Weighted average shares outstanding -- Basic        22,072,549       22,072,549       22,072,549       22,072,549       22,072,549
Weighted average shares outstanding -- Diluted      22,072,549       22,121,182       22,072,549       22,078,012       22,091,208

SUMMARY CASH FLOW DATA:
Net cash provided by operating activities         $      7,074     $     19,012     $     22,963     $     29,712     $     26,551
Net cash provided by (used in) investing
  activities                                            40,423           (6,541)           2,464          109,738          (28,886)
Net cash (used in) provided by financing
  activities                                           (48,035)         (12,574)         (25,157)        (139,450)           2,335

SUPPLEMENTAL DATA:
Depreciation and amortization                     $     11,384     $     10,681     $      9,394     $      8,565     $     12,436
Capital expenditures                                    10,258            5,869            5,589            7,209           18,178

BALANCE SHEET DATA (AT END OF PERIOD):
Cash and cash equivalents                         $         62     $        600     $        703     $        433     $        676
Working capital                                         94,818           74,634           61,976           12,051          (41,086)
Short-term debt                                         10,080           29,328           36,107           90,335          143,159
Total assets                                           388,135          398,329          402,911          406,245          610,820
Long-term debt                                         175,000          203,571          209,287          164,829          209,639
Shareholders' equity                                    58,408           60,966           52,730           41,802           88,745

              NOTES TO SELECTED CONSOLIDATED YEARLY FINANCIAL DATA
                             (DOLLARS IN THOUSANDS)


(a) On March 27, 2002, we sold Sun Gro, our peat moss and soil mix business, for net proceeds of approximately $125,000, the majority of which we used to repay indebtedness. Our consolidated financial statements in this filing reflect the financial position, results of operations and cash flows of the Sun Gro business as "discontinued operations." For the year ended December 31, 2003, we recognized a $4,148 gain, net of tax of $2,784, from the sale. For the year ended December 31, 2002, we recognized a $5,562 loss, net of tax of $10,729, from the sale and a $149 gain, net of tax of $287, from the operations through the date of the sale. For the year ended December 31, 2001 the loss from discontinued operations of $2,268 represents the loss from the operations of that period.

(b) The cumulative effect of change in accounting principle for the year ended December 31, 2002 of $55,148, net of tax of $23,609, represents the goodwill impairment charge resulting from the Company's adoption of SFAS No. 142, "Goodwill and Other Intangible Assets."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. In addition to historical information, this discussion contains certain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated by these forward looking statements due to factors, including but not limited to, those set forth under "Risk Factors" and elsewhere in this Form 10-K. We assume no obligation to update any of the forward-looking statements after the date of this Form 10-K.

OVERVIEW

     We are a leading national supplier of ornamental shrubs, color plants and container-grown plants with 13 commercial nursery facilities located in Arizona, California, Florida, Georgia, New York, Oregon, Pennsylvania, South Carolina and Texas. We produce approximately 5,700 varieties of ornamental shrubs and color plants and we sell to more than 2,400 retail and commercial customers, representing more than 8,750 outlets throughout the United States and Canada. Hines Horticulture, Inc. produces and distributes horticultural products through its wholly owned subsidiary, Hines Nurseries.

REFINANCING

     On September 30, 2003, we refinanced substantially all of our outstanding debt (the "Refinancing"), which included the issuance of $175.0 million of 10.25% Senior Notes ("Notes") due in 2011 and an amended and restated Senior Credit Facility ("Senior Credit Facility") that expires in 2008. Our Senior Credit Facility currently consists of a revolving facility with availability of up to $120.0 million (subject to certain borrowing base limits). Our Refinancing enabled us to extend the maturity of our previous debt, which we believe will provide us with greater financial and operating flexibility in the future. For additional information concerning our Notes and Senior Credit Facility, see "Liquidity and Capital Resources."

SALE OF 122 ACRES IN MIAMI, FLORIDA

     On November 7, 2005, we successfully completed the Miami Land Sale and received net proceeds from the sale of approximately $47.0 million. We will lease the entire property for a one-year period, with a thirty-day extension right, and will then vacate approximately 33 acres. We will lease the remaining 89 acres for an additional one-year period, with extension rights for an additional ninety days, and will then vacate the remaining acreage. The terms of the lease agreement require us to pay the buyer rent of five hundred dollars per outstanding acre, annually, during the lease term. For accounting purposes, the entire gain has been deferred due to our continuing involvement, as defined in SFAS No. 98, in the property.

SALE OF 168 ACRES IN VACAVILLE, CALIFORNIA

     In April 2003, we entered into an option agreement to sell our 168-acre nursery property in Vacaville, California. We entered into the option agreement because the nursery property is located in an area which the city of Vacaville is planning to develop as a residential project. This agreement was subsequently amended in March 2005 to extend the option term to March 1, 2006 contingent upon payments of $1.8 million during the option term. On March 1, 2006, the buyer exercised its option to purchase the property. Total proceeds from the option agreement and sale of the land will be approximately $16.9 million, with the final payment of $14.3 million due no later than April 3, 2006. Under the terms of the option agreement, we are able to transition off the land in three phases from 2006 to 2008. We are continuing to develop replacement acreage and infrastructure at our 842-acre Winters facility in Northern California.

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

UNITED STATES TAX MATTERS

     As a result of our business activities, we qualify for a special exception under the U.S. federal tax code that allows us to use the cash method of accounting for federal income tax purposes. Under the cash method, sales are included in taxable income when payments are received and expenses are deducted as they are paid. We derive significant tax benefits by being able to deduct the cost of inventory as the cost is incurred. As a result of our ability to utilize the cash method of accounting, we have historically generated net operating losses for federal income tax purposes. During the year, we were required to pay federal cash income taxes in the form of alternative minimum tax as a result of the Miami Land Sale. At December 31, 2005, we had $2.6 million in net operating loss carryforwards for federal income tax purposes, which begin to expire in 2024. In addition, we had approximately $6.9 million in net operating loss carryforwards for state income tax reporting purposes. Our state net operating losses in certain states begin expiring in 2008.

     Based on our current projections, we anticipate that we will incur tax liability and begin paying cash income taxes for federal purposes in 2006 and 2007. We are currently paying cash income taxes for state income tax purposes in certain states due to the differing rules regarding the utilization of net operating losses.

     The use of the cash method of accounting for federal income tax purposes resulted in a current deferred tax liability for accounting purposes. At December 31, 2005, we had a current deferred liability of $66.1 million related to the use of the cash method of accounting. The deferred tax liability is deemed current for accounting purposes because the majority of the items to which this liability relates are comprised of current assets and current liabilities in our balance sheet (such as inventory, accounts receivable and accounts payable). The classification of this liability as a current item, however, does not mean that it is required to be paid within the next twelve months.

CANADIAN TAX MATTERS

     In connection with the sale of Sun Gro, the Canadian Customs & Revenue Authority ("CCRA") required that approximately $13.1 million Canadian of the gross proceeds from the transaction be withheld in an escrow account pending the determination of whether certain aspects of the sale were taxable for Canadian purposes. The proceeds withheld were not included in the initial measurement of the loss on the sale of Sun Gro. On November 7, 2002, we filed a tax return, submitted a tax payment of $8.2 million Canadian from the escrow funds and submitted a claim for refund on the basis that the transaction is exempt from tax for Canadian purposes. The balance of the escrow funds of $4.9 million Canadian (US $3.1 million) was then remitted to us and was recorded in the fourth quarter of 2002 as an adjustment to the loss on the sale of Sun Gro. On September 30, 2003, the CCRA completed its assessment of our tax return in which it determined that the transaction was exempt from tax for Canadian purposes and issued a refund to us of all taxes paid, plus accrued interest. We received the refund check of $8.7 million Canadian (US $6.3 million) on October 2, 2003 and recorded it in the third quarter of 2003 as an adjustment to the loss on the sale of Sun Gro.

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

LOVELL FARMS ARBITRATION SETTLEMENT

     In connection with the acquisition of Lovell Farms, we agreed, subject to various provisions in the purchase agreement, to make earn-out payments to the sellers ("Claimants") of up to approximately $5.0 million for fiscal 2001 if certain performance thresholds were met. We determined that the thresholds were not met and that no earn-out payment be made. In response to this decision, the Claimants initiated arbitration proceedings, which concluded in May 2004. Going into the hearings, the Claimants demanded that the arbitrator award $5.0 million and payment of their attorney's fees and costs. A final determination was made on July 26, 2004 awarding the Claimants $0.9 million and denying their request for attorney fees and costs. Payment of the $0.9 million increased our goodwill during the third quarter of 2004. Legal defense fees and other costs incurred in connection with the arbitration of $0.5 million were expensed during the fiscal year ended December 31, 2004.

PHYTOPHTHERA RAMORUM OR SUDDEN OAK DEATH

     On September 20, 2004, we announced that our Forest Grove, Oregon facility had suspended the shipment of all plant material known capable of carrying Phytophthora RAMORUM, the plant pathogen known to cause Sudden Oak Death ("SOD"), as a result of receiving an Emergency Action Notification from the U.S. Department of Agriculture ("USDA") stating that a routine inspection had resulted in a positive detection of the pathogen. After several months of testing, it was determined that only two areas within the nursery had been exposed to the pathogen, which resulted in the destruction of approximately $0.5 million, or 1%, of our Oregon inventory. As a result of a trace forward test, we identified that several customers had received product from the two exposed areas, and accordingly, we agreed to assist them with the destruction of the identified inventory. This resulted in customer credits of approximately $0.3 million and lost sales of approximately $1.0 million in 2004. We have also incurred approximately $0.4 million in SOD clean-up costs in 2004. On December 20, 2004, the USDA determined that our Forest Grove, Oregon facility was free of SOD and lifted the Emergency Action Notification. As of December 31, 2005, our Forest Grove, Oregon facility and all of our California facilities are SOD-free and are operating under USDA SOD Compliance Agreements. For additional information concerning SOD, see "Risks Related to Our Business."

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

RESULTS OF OPERATIONS

FISCAL YEAR ENDED DECEMBER 31, 2005 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2004

     NET SALES. Net sales of $327.9 million for the fiscal year ended December 31, 2005 decreased $7.3 million, or 2.2%, from net sales of $335.2 million in 2004. The decline in net sales was primarily due to lower sales unit volume, partially offset by a slight increase in our overall average unit selling price per unit compared to last year. The decline in sales unit volume of 6.1 million, or 5.9%, from units sold in 2004 was mainly due to the impact of hurricanes Katrina, Rita and Wilma in the South and the Southeastern regions, while the slight price increase was primarily due to improved product mix and the new pay by scan program. Looking at sales from a quarterly perspective:

     First quarter net sales in 2005 increased approximately $3.6 million, or 6.0%, from net sales for the comparable period in 2004. The increase in first quarter net sales was a result of improved customer pricing, favorable changes to our product mix and a higher volume of early spring shipments into markets in the East. First quarter net sales in 2005 in the Southwest declined compared to the first quarter in 2004 as southern California and Arizona experienced low consumer demand as a result of record breaking amounts of winter rain. First quarter net sales in 2005 in the Northeast increased compared to the same period in 2004 as a result of the timing of Easter sales, while sales in the Southeast declined mainly as a result of our new pay by scan program, which deferred approximately $0.8 million of net sales from the first quarter of 2005 into the second quarter of 2005.

     Second quarter net sales in 2005 decreased approximately $4.2 million, or 2.3%, from net sales for the comparable period in 2004. The decrease in second quarter net sales in 2005 was primarily due to lower sales unit volume offset by an increase in average selling price per unit. Net sales in the Southwest increased during the second quarter of 2005 as the record-breaking winter rains finally dissipated and consumers returned to gardening. Second quarter net sales in 2005 in the Northeast declined as a result of the timing of Easter sales and lower consumer demand for bedding plants. Second quarter net sales in 2005 in the South were down due to fewer assigned customer store locations, while in the Southeast sales were essentially flat compared to second quarter net sales in 2004.

     Third quarter net sales in 2005 decreased approximately $2.4 million, or 4.6%, from net sales for the comparable period in 2004. Fourth quarter net sales in 2005 decreased approximately $4.3 million, or 10.2%, compared to the fourth quarter in 2004. Our third and fourth quarter net sales in 2005 have decreased compared to the same periods in 2004 primarily due to lower consumer demand throughout the South and Southeast mainly as a result of hurricanes Katrina, Rita and Wilma.

     GROSS PROFIT. Gross profit of $153.3 million for the fiscal year ended December 31, 2005 decreased $11.1 million, or 6.8%, from gross profit of $164.5 million in 2004. As a percentage of net sales, gross profit for the year decreased to 46.8% compared to 49.1% in 2004. The decline in gross profit and gross profit margin percentage was attributable to lower sales volume, increased scrap as a result of the hurricanes in the third and fourth quarters of 2005 and higher raw material and commodity costs. This was especially true for petroleum-based plastic containers and higher fuel costs. Although we received a minimal increase in our average selling price per unit, it was not significant enough to offset the increased raw material and commodity costs that we experienced during 2005.

     SELLING AND DISTRIBUTION EXPENSES. Selling and distribution expenses of $108.9 million for the fiscal year ended December 31, 2005 increased $5.9 million, or 5.7%, from $103.0 million in 2004. Selling expenses for the fiscal year ended December 31, 2005 of $33.0 million decreased $0.3 million, or 0.9%, from a year ago mainly as a result of the cost savings generated from the reorganization carried out in the second quarter of 2005 which included the realignment of certain aspects of management as well as a permanent reduction in headcount, but such cost savings were partially offset by an increase in advertising costs of $0.4 million, as well as an increase in third-party merchandising costs of $0.6 million. Distribution expenses of $75.9 million for the fiscal year ended December 31, 2005 increased $6.2 million, or 8.9%, from $69.7 million for the comparable period in 2004. The increase in distribution expenses was attributable to higher diesel fuel costs and increased third party carrier charges, which were primarily driven by more expensive diesel fuel.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses of $22.1 million for the fiscal year ended December 31, 2005 decreased $0.2 million, or 1.1%, from $22.3 million in 2004. General and administrative expenses declined as management continued to focus on controlling costs and creating more efficiency during the year.

     OTHER OPERATING EXPENSES. Other operating expenses of $1.6 million for the fiscal year ended December 31, 2005 increased $1.0 million, or 168.8%, from $0.6 million in 2004. Other operating expense in 2005 consisted primarily of $1.0 million of consulting fees relating to productivity improvements and severance costs of $0.5 million incurred during our strategic reorganization in the second quarter of 2005.

     OPERATING INCOME. Operating income of $20.7 million for the fiscal year ended December 31, 2005 decreased $17.8 million, or 46.2%, from $38.5 million in 2004. The decline in operating income was mainly due to the decrease in gross profit primarily due to the hurricanes in the third and fourth quarters of 2005 and an increase in distribution expenses due to rising fuel costs and common carrier charges.

     OTHER EXPENSES. Other expenses of $24.8 million for the fiscal year ended December 31, 2005 increased $0.3 million, or 1.2%, from $24.5 million in 2004. The small increase was due to lower interest rate swap agreement income and deferred financing fees written off in connection with the early termination of our Senior Credit-term loan of $1.1 million. This was offset by a decline in interest expense due to lower overall debt.

     INCOME TAX (BENEFIT) PROVISION. Our effective income tax rate was 37.3% and 41.3% for the fiscal years ended December 31, 2005 and 2004, respectively. Benefit from income taxes was $1.5 million for the fiscal year ended December 31, 2005, compared to provision for income taxes of $5.8 million in the fiscal year ended December 31, 2004. The decrease in the effective income tax rate was mainly due to the decrease in earnings before tax to a loss of $4.1 million in 2005 from income of $14.0 million in 2004.

     NET (LOSS) INCOME. The net loss of $2.6 million for the fiscal year ended December 31, 2005 decreased by $10.8 million, or 131.1%, from net income of $8.2 million for the comparable period in 2004 as a result of the decline in operating income, as discussed above.

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

     First quarter net sales in 2004 increased approximately $1.1 million, or 1.9%, from net sales for the comparable period in 2003. The increase in first quarter net sales in 2004 was due to strong sales of bedding plants and shrubs throughout the Sunbelt markets primarily as a result of favorable weather and our new market strategy. However, net sales slowed at the end of the first quarter in 2004 as the gardening retailers continued their trend of better managing inventory levels by reducing pre-spring stocking orders.

     Second quarter net sales in 2004 decreased approximately $8.3 million, or 4.4%, from net sales for the comparable period in 2003. The decline in second quarter net sales in 2004 was primarily isolated to the Midwest and Southeast markets where consumer demand for color products wavered as a result of excessive rain in May and June of 2004. Compounding the effect of the decline in demand was the inability of two of our east coast facilities to transition perennial and annual color plant sales to new customers as part of a strategic decision to consolidate and realign our customer base.

     Third quarter net sales in 2004 decreased approximately $0.1 million, or 0.1%, from net sales for the comparable period in 2003. Third quarter net sales in 2004 in the Sunbelt markets increased $2.9 million as strong spring-like demand continued into July as a result of favorable weather and as we continued to focus on the merchandising of our products. Third quarter 2004 shrub sales in these regions also benefited from a successful joint marketing effort with a major customer. Third quarter 2004 net sales in the Southeast declined $2.0 million compared to the same period in 2003 mainly as a result of hurricanes Charley, Frances, Ivan and Jeanne.

     Fourth quarter net sales in 2004 increased approximately $1.2 million, or 2.8%, compared to the fourth quarter in 2003 as we began to see some early signs of recovery in the markets affected by the four hurricanes that hit the Southeast region during the third quarter of 2004. In addition, our holiday crop sales in 2004 were up as a result of incremental store listings in the Southeast.

     GROSS PROFIT. Gross profit of $164.5 million for the fiscal year ended December 31, 2004 decreased $6.0 million, or 3.5%, from gross profit of $170.4 million in 2003. As a percentage of net sales, gross profit for the year decreased to 49.1% compared to 50.0% in 2003. The decline in gross profit was mainly due to the decline in net sales volume, which mainly resulted from lower customer demand in the second quarter and the impact of the four major hurricanes during the third quarter of 2004. The decline in gross profit margin was due to higher labor costs, fuel costs and scrap rates on bedding plants, partially offset by a 2.3% increase in average net unit selling price.

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

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses of $22.3 million for the fiscal year ended December 31, 2004 decreased $0.3 million, or 1.2%, from $22.6 million in 2003. General and administrative expenses declined as management continued to focus on controlling costs and creating more efficiency.

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

     OTHER EXPENSES. Other expenses of $24.5 million for the fiscal year ended December 31, 2004 decreased $10.7 million, or 30.4%, from $35.2 million in 2003. The decline in other expenses was mainly due to the $9.2 million loss on debt extinguishment recognized during the third quarter of 2003 as a result of our Refinancing. The improvement was also due to the impact of the mark to market adjustment on our interest rate swap and a $2.0 million decline in the amortization of deferred financing expenses, partially offset by higher interest expense. For the fiscal year ended December 31, 2004, the mark to market adjustment amounted to income of $4.4 million compared with income of $2.7 million for the same period in 2003. Interest expense increased to $27.2 million in 2004 from $24.9 million in 2003 due to our Refinancing, which shifted more of our revolving debt to higher interest rate fixed-term instruments in order to increase availability under our new revolving credit facility.

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

     INCOME (LOSS) FROM DISCONTINUED OPERATIONS. Income from discontinued operations of $4.1 million for the fiscal year ended December 31, 2003, represented the after tax portion of the $6.3 million received as a result of collecting the receivable for withheld Canadian income taxes from the Canadian government, as discussed above in the section entitled "Canadian Tax Matters." The $6.3 million received included the collection of the $5.1 million receivable for previously withheld Canadian income taxes and $1.2 million due to the favorable exchange rate at the time the receivable was collected.

     NET INCOME. Net income of $8.2 million for the fiscal year ended December 31, 2004 decreased by $1.5 million, or 15.2%, from $9.7 million for the fiscal year ended December 31, 2003 as a result of the decline in operating income and change in income (loss) from discontinued operations, partially offset by the improvements in other expenses, as discussed above.

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

     Net cash provided by operating activities was $7.1 million for the fiscal year ended December 31, 2005 compared to $19.0 million for 2004. The decrease in cash provided by operating activities was mainly due to lower earnings driven by lower gross profit and higher operating expenses. In addition, net cash provided from the interest rate swap agreement decreased in 2005 by $3.5 million compared to 2004, due to the agreement maturing in February 2005. Net cash used in working capital was primarily affected by the increase in inventory levels, partially offset by the decrease in accounts receivable. The increase in inventory for 2005 and the corresponding decrease in accounts receivable was primarily due to lower net sales.

     Net cash provided by investing activities was $40.4 million for the fiscal year ended December 31, 2005 compared to net cash used in investing activities of $6.5 million for 2004. The increase in cash provided by investing activities was mainly due to the Miami Land Sale for gross proceeds of approximately $47.9 million. In addition to this, we received $2.0 million in option payments in 2005 related to the sale of our 168-acre nursery property in Vacaville, California. These proceeds were partially offset by an increase in capital expenditures, discussed below.

     Our capital expenditures were $10.3 million for the fiscal year ended December 31, 2005 compared to capital expenditures of $5.9 million in 2004. The increase in capital expenditures for the fiscal year ended December 31, 2005 was mainly due to our increased investment in property and equipment as we prepared to transition production capacity from our Irvine facility to our Winters facility in Northern California. In 2006 we expect our capital expenditures to increase due to the land sales at our Miami, Florida and Vacaville, California facilities. The increase in capital expenditures is necessary to transition off of these properties to other facilities. This is in addition to completing the transition of production capacity from our Irvine, California facility to our Winters facility.

     Net cash used in financing activities was $48.0 million for the fiscal year ended December 31, 2005 compared to $12.6 million for 2004. The proceeds from the Miami Land Sale were used to pay-off the entire $30.5 million outstanding balance of our term loan and approximately $16.5 million to pay down our revolver and other expenses related to the sale.

     We typically draw down our revolving credit facilities in the first and fourth quarters to fund our seasonal inventory buildup and seasonal operating expenses. Approximately 74% of our sales occur in the first half of the year, generally allowing us to reduce borrowing under our revolving credit facilities in the second and third quarters. On December 31, 2005, we had $10.1 million of borrowings under our working capital revolver, resulting in unused borrowing capacity of $61.6 million after applying the borrowing base limitations to our available borrowings.

     At December 31, 2005, we had total indebtedness outstanding of $185.1 million.

     As previously mentioned, in 2006 we will receive gross proceeds of approximately $14.3 million related to the sale of land in Vacaville, California, which is incremental to the $2.6 million we have already received as option payments. The majority of the $14.3 million will be used to fund the transition costs discussed above.

OFF BALANCE SHEET ARRANGEMENTS

     We do not have any off balance sheet financing or any financial arrangements with related parties, other than operating leases. The following table discloses aggregate information about our contractual obligations and commercial commitments as of December 31, 2005.

                                                                     Payments Due by Period
                                                   ----------------------------------------------------------
Contractual Cash Obligations          Total        Less than 1 year   1-3 years    4-5 years   After 5 years
--------------------------------- ---------------  ----------------  -----------  -----------  --------------
                                                                     (in millions)
Revolving facility                $         10.1   $           10.1  $         -  $         -  $           -
Senior notes                               175.0                  -            -        175.0              -
Interest                                   111.0               19.8         58.4         32.8              -
Operating leases                            19.2                4.9          6.4          2.0            5.9
                                  ---------------  ----------------  -----------  -----------  --------------
             Total                $        315.3   $           34.8  $      64.8  $     209.8  $         5.9
                                  ===============  ================  ===========  ===========  ==============

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

OUR SENIOR CREDIT FACILITY

     We entered into our Senior Credit Facility on September 30, 2003. Hines Nurseries and its domestic operating subsidiaries are borrowers under the Senior Credit Facility. The credit facility currently consists of a revolving facility with availability of up to $120.0 million (subject to borrowing base limits). The revolving facility also permits us to obtain letters of credit up to a sub-limit.

     The Senior Credit Facility was amended by First Amendment to Credit Agreement dated as of June 30, 2005 (the "First Amendment"), then again pursuant to a Waiver Regarding Financial Covenants dated as of October 13, 2005 (the "Waiver"), and by Second Amendment to Credit Facility dated as of February 3, 2006 (the "Second Amendment"). On November 8, 2005, in accordance with the Waiver, at our request, the availability of the revolving facility was reduced from $145.0 million to $120.0 million (subject to borrowing base limits).

     GUARANTEES; COLLATERAL. Obligations under the Senior Credit Facility are guaranteed by us and any of our domestic subsidiaries that are not borrowers under the credit facility. Borrowings under the Senior Credit Facility are collateralized by substantially all of our assets.

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

     The Senior Credit Facility requires Hines Nurseries and its subsidiaries to meet specific covenants and financial ratios, including a minimum fixed charge coverage test, a maximum leverage test and a maximum capital expenditure test. The Senior Credit Facility contains customary representations and warranties and customary events of default and other covenants. As of December 31, 2005, we were not in compliance with some of our covenants; however, as discussed below, the non-compliance was cured with the Second Amendment.

     FIRST AMENDMENT TO SENIOR CREDIT FACILITY. Effective June 30, 2005, Hines Nurseries negotiated and entered into the First Amendment to the Senior Credit Facility. The First Amendment amended the Senior Credit Facility to require that the proceeds from the Miami Land Sale be used to pay down the term loan. In accordance with the First Amendment, we repaid the term loan in its entirety on November 8, 2005 with the completion of the Miami Land Sale. The First Amendment also amended the calculation of the fixed charge coverage ratio and the leverage ratio to allow as an addition to Earnings Before Income Taxes, Depreciation and Amortization ("EBITDA") certain adjustments related to work force reductions and requires Hines to meet less restrictive minimum fixed charge coverage ratios for the last fiscal quarter of 2005, for 2006 and for the first quarter of 2007 and maximum leverage ratios for the last fiscal quarter of 2005, for 2006 and the first and second quarters of 2007.

     WAIVER REGARDING FINANCIAL COVENANTS. On October 13, 2005, the Hines Nurseries obtained the Waiver from the financial institutions party to its Senior Credit Facility to waive compliance with the minimum fixed charge coverage ratio and the maximum leverage ratio covenants of the Senior Credit Facility for the third fiscal quarter of 2005. The Waiver was subject to the Miami Land Sale occurring no later than November 30, 2005 and the net asset sale proceeds of the sale being no less than $40.0 million. These conditions to the Waiver were satisfied on November 7, 2005 when we successfully completed the sale.

     SECOND AMENDMENT TO SENIOR CREDIT FACILITY. In February 2006, Hines Nurseries negotiated and entered into the Second Amendment to the Senior Credit Facility dated as of September 30, 2003. The Second Amendment amends the calculation of the minimum fixed charge coverage ratio for the first quarter of 2006 and thereafter. The Second Amendment also eliminates the maximum leverage ratio which, as a result of, cured the non-compliance as of December 31, 2005.

     INTEREST RATE; FEES. The interest rate on the loans under the Senior Credit Facility may be, at our option, prime rate loans or London Inter Bank Offering Rate ("LIBOR") rate loans. Prime rate loans under the revolving loan facility bear interest at the prime lending rate plus an additional amount that ranges from 0.75% to 1.75%, depending on our consolidated leverage ratio. Currently, the applicable margin for prime rate loans is 1.75% for the revolving loan facility.

     LIBOR rate loans under the revolving loan facility bear interest at the LIBOR rate plus an additional amount that ranges from 1.75% to 2.75%, depending on our consolidated leverage ratio. Currently, the applicable margin for LIBOR rate loans is 2.75% for the revolving loan facility. In addition to paying interest on outstanding principal, we are required to pay a commitment fee on the daily average unused portion of the revolving facility which accrues based on the utilization of the revolving facility.

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

     REPAYMENT. On November 8, 2005, we used the proceeds from the Miami Land Sale to pay-off the entire outstanding balance of the term loan, which was approximately $30.5 million.

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

     ACCOUNTING FOR GOODWILL IMPAIRMENT. On January 1, 2002, we adopted SFAS No. 142, "Goodwill and Other Intangible Assets." In accordance with this standard, goodwill has been classified as indefinite-lived assets no longer subject to amortization. Indefinite-lived assets are subject to impairment testing upon adoption of SFAS No. 142 and at least annually thereafter. We perform our annual impairment test in the fourth quarter of each year. In accordance with SFAS No. 142, this involves a two step process. First, we must determine if the carrying amount of equity exceeds the fair value based upon the quoted market price of our common stock. If we determine that goodwill may be impaired, we compare the "implied fair value" of the goodwill, as defined by SFAS No. 142, to its carrying amount to determine the impairment loss, if any. The initial impairment analysis was completed in the fourth quarter of 2002. We recorded a non-cash charge of $55.1 million, net of tax, to reduce the carrying value of our goodwill for the year ended December 31, 2002. We have recognized this impairment charge as a cumulative effect of change in accounting principle. Upon completing the annual impairment analysis in the fourth quarter of fiscal 2005, it was determined that a charge for impairment was not required.

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

ACCOUNTING PRONOUNCEMENTS ADOPTED

     In March 2005, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. ("FIN") 47, "Accounting for Conditional Asset Retirement Obligations." FIN 47 clarifies the term "conditional asset retirement obligation" used in SFAS No. 143, "Accounting for Asset Retirement Obligations." The adoption of FIN 47 did not have a material impact on our consolidated financial statements.

RECENT ACCOUNTING PRONOUNCEMENTS

     In November 2004, the FASB issued SFAS No. 151, "Inventory Costs," which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not expect the adoption of this standard to have a material impact on our consolidated financial position, results of operations and cash flows.

     In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment," which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under Accounting Principles Board (APB) Opinion No. 25. In March 2005, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin (SAB) 107, "Share-Based Payment," which expresses views of the SEC Staff about the application of SFAS No. 123(R). SFAS No. 123(R) was to be effective for interim or annual reporting periods beginning on or after June 15, 2005, but in April 2005 the SEC issued a rule that SFAS No. 123(R) will be effective for annual reporting periods beginning on or after June 15, 2005. We are required to adopt SFAS No. 123(R) on January 1, 2006. We anticipate adopting the prospective method and expect the adoption of SFAS No. 123(R) will not have an impact for the year ending December 31, 2006 on our results of operations based upon the outstanding unvested stock options at December 31, 2005. We cannot estimate the impact on our results of operations of any additional stock options that may be granted.

     In December 2004, the FASB issued SFAS No. 153, "Exchange of Non-Monetary Assets - An Amendment of ARB Opinion No. 29," which requires non-monetary asset exchanges to be accounted for at fair value. We are required to adopt the provisions of SFAS No. 153 for non-monetary exchanges occurring in fiscal periods beginning after June 15, 2005. We do not expect the adoption of this standard to have a material impact on our consolidated financial position, results of operations and cash flows.

     In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections." FASB No. 154 replaces APB Opinion No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements," and changes the requirements for the accounting for and reporting of a change in an accounting principle. This standard applies to all voluntary changes in an accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. APB Opinion No. 20 previously required that most voluntary changes in an accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This standard requires retrospective application to prior periods' financial statements of changes in an accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect the adoption of this standard to have a material impact on our consolidated financial position, results of operations and cash flows.

EFFECTS OF INFLATION

     Management believes the Company's results of operations have not been materially impacted by inflation over the past three years.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     As part of our ongoing business, we are exposed to certain market risks, including fluctuations in interest rates, foreign exchange rates and commodity prices. We do not enter into transactions designed to mitigate market risks for trading or speculative purposes.

     We have various debt instruments outstanding at December 31, 2005 that are impacted by changes in interest rates. We manage our interest rate risk by balancing the amount of our fixed and variable debt. For fixed-rate debt, interest rate changes affect the fair market value of such debt but do not impact earnings or cash flows. Conversely, for variable-rate debt, interest rate changes generally do not affect the fair market value of such debt but do impact future earnings and cash flows, assuming other factors are held constant. At December 31, 2005 the carrying amount and estimated fair value of our debt was $185.1 million and $181.6 million, respectively. Given the current balance of our variable rate debt, we estimate a change in interest costs of approximately $0.1 million for every one-percentage point change in applicable interest rates.

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

                                            FOURTH            THIRD            SECOND            FIRST
   2005                                     QUARTER          QUARTER           QUARTER          QUARTER
-----------                              ------------      ------------      ------------     ------------
                                                         (IN THOUSANDS, EXCEPT SHARE DATA)
Sales, net                               $     37,659      $     49,371      $    176,893     $     63,990

Gross profit                                   11,527            21,532            89,050           31,224

Net (loss) income                             (10,374)           (5,173)           14,735           (1,746)

Net (loss) income per common share:
        Basic & Diluted                  $      (0.47)     $      (0.23)     $       0.67     $      (0.08)
                                         ============      ============      ============     ============


                                            FOURTH            THIRD            SECOND            FIRST
   2004                                     QUARTER          QUARTER           QUARTER          QUARTER
-----------                              ------------      ------------      ------------     ------------
                                                         (IN THOUSANDS, EXCEPT SHARE DATA)

Sales, net                               $     41,949      $     51,748      $    181,081     $     60,390

Gross profit                                   17,991            23,528            93,689           29,266

Net (loss) income                              (5,643)           (3,726)           18,678           (1,073)

Net (loss) income per common share:
        Basic                            $      (0.26)     $      (0.17)     $       0.85     $      (0.05)
                                         ============      ============      ============     ============

Net (loss) income per common share:
        Diluted                          $      (0.26)     $      (0.17)     $       0.84     $      (0.05)
                                         ============      ============      ============     ============

     The other information in response to this item is submitted as a separate section of this Report beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES

     The Company carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e). Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective, as of the end of the period covered by this report, in enabling the Company to record, process, summarize and report information required to be included in the Company's periodic SEC filings within the required time period. In connection with such evaluation, no change in our internal control over financial reporting occurred during the last fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

     Not applicable.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Except for the information required to be disclosed regarding our code of conduct and ethics under Item 406 of Regulation S-K, Item 10 is incorporated by reference from the Company's 2006 Proxy Statement to be filed with the Securities and Exchange Commission.

     The Company has adopted a code of conduct and ethics that applies to all directors, officers and employees. The code of conduct and ethics is posted on the Company's website, the address of which is www.hineshorticulture.com and is available in print to any shareholder upon written request addressed to: Hines Horticulture, Inc., Attention: Investor Relations Department, 12621 Jeffrey Road, Irvine, CA 92620. The Company intends to include on its website any amendments to, or waivers from, a provision of its code of conduct and ethics that applies to the Company's executive officers that relates to any element of the code of conduct and ethics definition enumerated in Item 406(b) of Regulation S-K.

ITEM 11.  EXECUTIVE COMPENSATION

     Incorporated by reference from the Company's 2006 Proxy Statement to be filed with the Securities and Exchange Commission.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     Incorporated by reference from the Company's 2006 Proxy Statement to be filed with the Securities and Exchange Commission.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated by reference from the Company's 2006 Proxy Statement to be filed with the Securities and Exchange Commission.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

     Incorporated by reference from the Company's 2006 Proxy Statement to be filed with the Securities and Exchange Commission.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) List of documents filed as part of this report:

     (1) Financial Statements:
         ---------------------

                                                                                                             PAGE
                                                                                                             ----
         Report of Independent Registered Public Accounting Firm..............................................F-1
         Consolidated Balance Sheets at December 31, 2005 and 2004............................................F-2
         Consolidated Statements of Operations for the Years Ended December 31, 2005, 2004 and 2003...........F-3
         Consolidated Statements of Shareholders' Equity and Comprehensive Income (Loss) for the Years
              Ended December 31, 2005, 2004 and 2003..........................................................F-4
         Consolidated Statements of Cash Flows for the Years Ended December 31, 2005, 2004 and 2003...........F-5
         Notes to Consolidated Financial Statements...........................................................F-6

     (2) Financial Statement Schedules:
         ------------------------------

              All schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements and Notes thereto.


     (3) List of Exhibits
         ----------------

                                INDEX TO EXHIBITS

   EXHIBIT
   NUMBER      DESCRIPTION
   ------      -----------
     2.1       Acquisition Agreement, dated as of March 18, 2002, by and among
               Hines Horticulture, Inc., Hines Nurseries, Inc., Sun Gro
               Horticulture, Inc., Sun Gro Horticulture Canada Ltd. And Sun Gro
               Horticulture Income Fund. (1)
     2.2       Asset Purchase Agreement, dated as of March 26, 2002, by and between Sun Gro Horticulture, Inc. and Sun Gro Horticulture
               Canada Ltd. (1)
     2.3       Underwriting Agreement, dated as of March 18, 2002, by and among
               Hines Horticulture, Inc., Sun Gro Horticulture, Inc. and Sun Gro
               Horticulture Income Fund. (1)
     3.1       Restated Certificate of Incorporation of Hines Horticulture, Inc.
               (3)
     3.2       Amended and Restated By-laws of Hines Horticulture, Inc. (3)
     4.1       Indenture, dated as of September 30, 2003, between Hines
               Nurseries, Inc., Hines Horticulture, Inc., the Subsidiary
               Guarantors named therein and the Bank of New York, as Trustee, relating to Hines Nurseries, Inc.'s $175,000,000 10.25% Senior
               Notes due 2011. (4)
     4.2       Holdings Guaranty dated September 30, 2003, by Hines
               Horticulture, Inc., in favor of and for the benefit of, Deutsche
               Bank Trust Company Americas, as Guaranteed Party. (4)
     4.3       Form of 144A Senior Note due 2011. (4)
     4.4       Form of Senior Note due 2011. (4)
     4.5       Form of Regulation S Senior Note due 2011. (4)
     4.6       Registration Rights Agreement, dated as of September 30, 2003, between Hines Nurseries, Inc., Hines Horticulture, Inc., Hines
               SGUS Inc., Enviro-Safe Laboratories, Inc. and the Initial
               Purchasers named therein. (4)
    10.1       Employment Agreement dated as of August 3, 1995 between Hines
               Horticulture and Robert A. Ferguson. (8)*
    10.2       Employment Agreement dated as of August 4, 1995 between Hines
               Horticulture and Claudia M. Pieropan. (2)*
    10.3       Amended and Restated 1998 Long-Term Equity Incentive Plan, as
               Amended. (+)*
    10.4       Form of Incentive Stock Option Agreement. (3)*
    10.5       Stock Purchase Agreement dated September 9, 1999 between Hines
               Nurseries, Inc. and those individuals whose names are set forth on the Signature Page to Stock Purchase Agreement. (8)
    10.6       Purchase Agreement by and among Hines Nurseries, Inc., Lovell
               Farms, Inc., Botanical Farms, Inc., Warren W. Lovell III, Jeffrey
               S. Lovell, Jenifer E. Moreno, as Trustee of the Trace Lovell
               Family Investment Trust and Enrique A. Yanes, Dated as of March
               3, 2000. (5)
    10.7       Warrant and Guarantee Agreement, dated November 28, 2000 by and between Hines Horticulture, Inc., Hines Nurseries, Inc. and
               Madison Dearborn Capital Partners, L.P. (6)
    10.8       Warrant, dated November 28, 2000, issued by Hines Horticulture,
               Inc. to Madison Dearborn Capital Partners, L.P. (6)
    10.9       Amended and Restated Promissory Note by Blooming Farm, Inc. in
               favor of Hines Nurseries, Inc. dated September 22, 2003. (4)
    10.10      Amended and Restated Secured Promissory Note by Blooming Farm,
               Inc. in favor of Hines Nurseries, Inc. dated September 22, 2003.
               (4)
    10.11      Amended and Restated Ground Lease dated September 1, 1996 by and between The Irvine Company and Hines Horticulture, Inc. (4) **
    10.12      Addendum No. 1 to Amended and Restated Ground Lease dated October
               29, 1996 by and between The Irvine Company and Hines
               Horticulture, Inc. (4)
    10.13      Addendum No. 2 to Amended and Restated Ground Lease dated
               December 18, 1997 by and between The Irvine Company and Hines
               Horticulture, Inc. (4)
    10.14      Addendum No. 3 to Amended and Restated Ground Lease dated May 19,
               2003 by and between The Irvine Company and Hines Nurseries, Inc.
               (4) **
    10.15      Letter Agreement dated September 18, 2003 by and between The
               Irvine Company and Hines Nurseries, Inc. (4)**
    10.16      Credit Agreement dated September 30, 2003 among Hines Nurseries,
               Inc., Enviro-Safe Laboratories, Inc., and Hines SGUS Inc., as
               Borrowers, the lenders listed therein, Deutsche Bank Trust
               Company Americas, as Agent, Fleet Capital Corporation and Lasalle
               Business Credit, LLC, as Co-Syndication Agents, and Harris Trust and Savings Bank and Wells Fargo Bank, N.A., as Co-Documentation
               Agents. (4)

    10.17 Security Agreement, dated September 30, 2003, among Hines Nurseries, Inc., Enviro-Safe Laboratories, Inc. Hines SGUS Inc., and Hines Horticulture, Inc., as Grantors, and Deutsche Bank Trust Company Americas, as agent for and representative of the beneficiaries named therein. (4)
    10.18 Registration Agreement dated as of June 11, 1998 by and between Hines Holdings, Inc. and MDCP. (3)
    10.19      First Amendment to Credit Agreement, effective as of June 30,
               2005. (9)
    10.20 Waiver Regarding Financial Covenants dated October 13, 2005, among Hines Nurseries, Inc. and Hines SGUS Inc., as borrowers, the lenders listed therein, and Deutsche Bank Trust Company Americas, as agent. (9)
    10.21 Second Amendment to Credit Agreement, effective as of February 3 2006. (+)
    10.22 Real Property Purchase and Sale Agreement and Escrow Instructions, dated September 12, 2005, by and between Hines Nurseries, Inc. and Quantum Ventures, LLC. (10)
    10.23 Summary of Oral Amendment to Real Property Purchase and Sale Agreement and Escrow Instructions, dated September 12, 2005, by and between Hines Nurseries, Inc. and Quantum Ventures, LLC. (10)
    10.24 Lease Agreement dated November 7, 2005, by and between Hines Nurseries, Inc. and Quantum Ventures, LLC. (10)
    10.25 Option Agreement, dated April 30, 2005, by and between Hines Nurseries, Inc. and Triad Communities, L.P. (+)
    10.26 First Amendment to Option Agreement, dated February 28, 2005, by and between Hines Nurseries, Inc. and Triad Communities, L.P. (+)
    10.27 Exercise of Option Agreement, dated March 1, 2006, by and between Hines Nurseries, Inc. and Triad Communities, L.P. (+)
    21.1       Subsidiaries of the Company. (7)
    23.1       Consent of independent registered public accounting firm (+)
    31.1 Certification of CEO pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(+)
    31.2 Certification of CFO pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(+)
    32.1       Certification of Chief Operating Officer Pursuant to 18 U.S.C.
               Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002. (+)(++)
    32.2       Certification of Chief Financial Officer Pursuant to 18 U.S.C.
               Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002. (+)(++)

----------------
+        Filed herewith.
*        Management contract or compensatory arrangement.
** Confidential treatment requested as to certain portions of the exhibit which have been filed separately with the Securities and Exchange Commission
++ This certification shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.
(1) Incorporated by reference to Hines Horticulture, Inc.'s Form 8-K filed on April 10, 2002.
(2) Incorporated by reference to Hines Holdings, Inc.'s Registration Statement on Form S-4, File No. 33-99452, filed on November 15, 1995 and amended on December 22, 1995 and January 6, 1996.
(3) Incorporated by reference to Hines Horticulture, Inc.'s Registration Statement on Form S-1, File No. 333-51943, filed on May 6, 1998 and amended on May 26 1998 and June 16, 1998.
(4) Incorporated by reference to Hines Horticulture, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003
(5) Incorporated by reference to Hines Horticulture, Inc.'s Form 8-K filed on March 17, 2000.
(6) Incorporated by reference to Hines Horticulture, Inc.'s Form 8-K filed on November 29, 2000.
(7) Incorporated by reference to Hines Horticulture, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2003.
(8) Incorporated by reference to Hines Horticulture, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2004.
(9) Incorporated by reference to Hines Horticulture, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.
(10) Incorporated by reference to Hines Horticulture, Inc.'s Form 8-K filed on November 9, 2005.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 28, 2006.

                                             HINES HORTICULTURE, INC.

                                             By:  /s/ Claudia M. Pieropan
                                                  -----------------------------
                                                  Claudia M. Pieropan
                                                  Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 28, 2006.


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


/s/ Thomas R. Reusche                   Director and Chairman of the Board
----------------------
Thomas R. Reusche


/s/ Stan R. Fallis                      Director
----------------------------------
Stan R. Fallis


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


/s/ G. Ronald Morris                    Director
----------------------------------
G. Ronald Morris


/s/ Paul R. Wood                        Director
----------------------------------
Paul R. Wood

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors and
Shareholders of Hines Horticulture, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders' equity and comprehensive income (loss) and cash flows present fairly, in all material respects, the financial position of Hines Horticulture, Inc. and subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.




/s/ PricewaterhouseCoopers LLP

Orange County, California
March 24, 2006

                                    HINES HORTICULTURE, INC.
                                  CONSOLIDATED BALANCE SHEETS
                           (Dollars in thousands, except share data)


                           ASSETS                                         DECEMBER 31,
                           ------                                ------------------------------
                                                                     2005              2004
                                                                 ------------      ------------
CURRENT ASSETS:
        Cash                                                     $         62      $        600
        Accounts receivable, net of allowance for
           doubtful accounts of $325 and $456                          16,444            19,969
        Inventories                                                   183,281           181,133
        Consigned inventories                                           1,350                --
        Prepaid expenses and other current assets                       2,666             3,072
        Assets held for sale                                              484                --
                                                                 ------------      ------------

                Total current assets                                  204,287           204,774
                                                                 ------------      ------------

FIXED ASSETS, net                                                     122,234           131,536

DEFERRED FINANCING EXPENSES, net of
   accumulated amortization of $3,207 and $2,227                        6,207             8,883

DEFERRED INCOME TAXES                                                  11,481             9,210

GOODWILL                                                               43,926            43,926
                                                                 ------------      ------------

                                                                 $    388,135      $    398,329
                                                                 ============      ============

          LIABILITIES AND SHAREHOLDERS' EQUITY
          ------------------------------------

CURRENT LIABILITIES:
        Accounts payable                                         $     12,624      $     12,558
        Accrued liabilities                                            11,474             9,820
        Accrued payroll and benefits                                    4,453             5,900
        Accrued interest                                                4,711             5,194
        Interest rate swap agreement, current portion                      --               895
        Long-term debt, current portion                                    --             5,719
        Borrowings on revolving credit facility                        10,080            23,609
        Deferred income taxes                                          66,127            66,445
                                                                 ------------      ------------

                Total current liabilities                             109,469           130,140
                                                                 ------------      ------------

LONG-TERM DEBT                                                        175,000           203,571

DEFERRED GAIN ON LAND SALE                                             39,880                --

OTHER LIABILITIES                                                       5,378             3,652

COMMITMENT AND CONTINGENCIES (Note 8)

SHAREHOLDERS' EQUITY
        Common stock
           Authorized - 60,000,000 shares,  $0.01 par value;
           Issued and outstanding - 22,072,549
           shares at December 31, 2005 and 2004                           221               221

        Additional paid-in capital                                    128,781           128,781
        Accumulated deficit                                           (70,594)          (68,036)
                                                                 ------------      ------------

        Total shareholders' equity                                     58,408            60,966
                                                                 ------------      ------------

                                                                 $    388,135      $    398,329
                                                                 ============      ============


    The accompanying notes are an integral part of these consolidated financial statements.


                                                    HINES HORTICULTURE, INC.
                                             CONSOLIDATED STATEMENTS OF OPERATIONS
                                           (Dollars in thousands, except share data)


                                                                                          YEAR ENDED DECEMBER 31,
                                                                            ---------------------------------------------------
                                                                                2005               2004               2003
                                                                            -------------      -------------      -------------


Sales, net                                                                  $     327,913      $     335,168      $     341,189
Cost of goods sold                                                                174,580            170,694            170,750
                                                                            -------------      -------------      -------------

    Gross profit                                                                  153,333            164,474            170,439
                                                                            -------------      -------------      -------------

Selling and distribution expenses                                                 108,922            103,011            101,557
General and administrative expenses                                                22,075             22,321             22,592
Other operating expenses                                                            1,602                596              1,635
                                                                            -------------      -------------      -------------
    Total operating expenses                                                      132,599            125,928            125,784
                                                                            -------------      -------------      -------------

    Operating income                                                               20,734             38,546             44,655

Other expenses
   Interest expense                                                                22,819             27,151             24,927
   Interest rate swap agreement income                                               (895)            (4,425)            (2,710)
   Amortization of deferred financing expense                                       2,891              1,784              3,771
   Loss on debt extinguishment                                                         --                 --              9,235
                                                                            -------------      -------------      -------------
                                                                                   24,815             24,510             35,223
                                                                            -------------      -------------      -------------

(Loss) income before income tax (benefit) provision
     and discontinued operations                                                   (4,081)            14,036              9,432

Income tax (benefit) provision                                                     (1,523)             5,800              3,867
                                                                            -------------      -------------      -------------

(Loss) income from continuing operations before discontinued operations            (2,558)             8,236              5,565

Income from discontinued operations, net of tax benefit of $2,784                      --                 --              4,148
                                                                            -------------      -------------      -------------

Net (loss) income                                                           $      (2,558)     $       8,236      $       9,713
                                                                            =============      =============      =============


Basic and diluted (loss) earnings per share:

   (Loss) income per common share from continuing operations                $       (0.12)     $        0.37      $        0.25
   Income per common share from  discontinued operations                    $          --      $          --      $        0.19
                                                                            -------------      -------------      -------------

   Net (loss) income per common share                                       $       (0.12)     $        0.37      $        0.44
                                                                            =============      =============      =============

Weighted average shares outstanding-Basic                                      22,072,549         22,072,549         22,072,549
                                                                            =============      =============      =============
Weighted average shares outstanding-Diluted                                    22,072,549         22,121,182         22,072,549
                                                                            =============      =============      =============


                    The accompanying notes are an integral part of these consolidated financial statements.


                                                      HINES HORTICULTURE, INC.
                          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
                                              (Dollars in thousands, except share data)


                                              COMMON STOCK                                             ACCUMULATED
                                     ----------------------------     ADDITIONAL                          OTHER
                                       NUMBER OF                       PAID-IN       ACCUMULATED      COMPREHENSIVE    SHAREHOLDERS'
                                        SHARES          AMOUNT         CAPITAL         DEFICIT        INCOME (LOSS)       EQUITY
                                     ------------    ------------    ------------    ------------     ------------     ------------

BALANCE, December 31, 2002             22,072,549    $        221    $    128,781    $    (85,985)    $     (1,215)    $     41,802

  Comprehensive income:
   Net income                                  --              --              --           9,713               --            9,713
   Interest rate swap, net of tax
     benefit of $843                           --              --              --              --            1,215            1,215
                                                                                                                       ------------
     Total comprehensive income                                                                                              10,928

                                     ------------    ------------    ------------    ------------     ------------     ------------
BALANCE, December 31, 2003             22,072,549             221         128,781         (76,272)              --           52,730
                                     ------------    ------------    ------------    ------------     ------------     ------------


   Net income                                  --              --              --           8,236               --            8,236
                                     ------------    ------------    ------------    ------------     ------------     ------------
BALANCE, December 31, 2004             22,072,549             221         128,781         (68,036)              --           60,966
                                     ------------    ------------    ------------    ------------     ------------     ------------


   Net loss                                    --              --              --          (2,558)              --           (2,558)
                                     ------------    ------------    ------------    ------------     ------------     ------------
BALANCE, December 31, 2005             22,072,549    $        221    $    128,781    $    (70,594)    $         --     $     58,408
                                     ============    ============    ============    ============     ============     ============


                      The accompanying notes are an integral part of these consolidated financial statements.


                                                  HINES HORTICULTURE, INC.
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (Dollars in thousands)


                                                                                      YEAR ENDED DECEMBER 31,
                                                                          -------------------------------------------------
                                                                              2005              2004               2003
                                                                          ------------      ------------       ------------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net (loss) income                                                      $     (2,558)     $      8,236       $      9,713
   Income from discontinued operations                                              --                --             (4,148)
   Adjustments to reconcile net (loss) income to
      net cash provided by operating activities:
        Depreciation, depletion and amortization                                11,384            10,681              9,394
        Amortization of deferred financing costs                                 2,891             1,784              3,771
        Interest rate swap agreement income                                       (895)           (4,425)            (2,710)
        Fixed asset impairment                                                     423                --                 --
        Loss on extinguishment of debt                                              --                --              9,235
        Deferred income taxes                                                   (2,589)            5,739              3,867
        (Gain) loss on disposition of fixed assets                                (334)               88                 73

Change in working capital accounts:
   Accounts receivable                                                           3,525             3,755              1,790
   Inventories                                                                  (3,880)           (8,318)            (3,188)
   Prepaid expenses and other current assets                                       115                85             (1,305)
   Accounts payable and accrued liabilities                                     (1,008)            1,387             (3,529)
                                                                          ------------      ------------       ------------
                Net cash provided by operating activities                        7,074            19,012             22,963
                                                                          ------------      ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of fixed assets                                                    (10,258)           (5,869)            (5,589)
   Proceeds from sale of fixed assets                                              827                --                 --
   Proceeds from sale of land                                                   47,854                --                 --
   Proceeds from sale of discontinued operations                                    --                --              5,778
   Proceeds from land sale option                                                2,000               275                275
   Leasehold incentive proceeds                                                     --                --              2,000
   Contingent consideration for acquisitions                                        --              (947)                --
                                                                          ------------      ------------       ------------
                Net cash provided by (used in) investing activities             40,423            (6,541)             2,464
                                                                          ------------      ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net repayment on revolving line of credit                                   (13,529)           (6,709)           (42,432)
   Proceeds from the issuance of long-term debt                                     --                --            215,000
   Repayments of long-term debt                                                (34,290)           (5,786)          (180,555)
   Deferred financing costs                                                       (216)              (79)           (11,637)
   Redemption premium on early payment of subordinated notes                        --                --             (5,533)
                                                                          ------------      ------------       ------------
                  Net cash used in financing activities                        (48,035)          (12,574)           (25,157)
                                                                          ------------      ------------       ------------


NET CHANGE IN CASH                                                                (538)             (103)               270

CASH, beginning of period                                                          600               703                433
                                                                          ------------      ------------       ------------

CASH, end of period                                                       $         62      $        600       $        703
                                                                          ============      ============       ============

Supplemental disclosure of cash flow information:

   Cash paid for interest                                                 $     22,874      $     26,481       $     25,833

   Cash paid for income taxes                                             $         24      $         33       $        457


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

     SALES RETURNS AND ALLOWANCES: Amounts accrued for sales returns and allowance are maintained at a level believed adequate by management to absorb probable losses in the trade receivable due to sales discounts and allowances. The provision rate is established by management using the following criteria: past sales returns experience, current economic conditions, and other relevant factors, and are re-evaluated on a quarterly basis. The allowance is increased by provisions for sales discounts and allowances charged against income. The Company records revenue, net of sales discounts and allowances, when the risk of ownership is transferred to the customer. Allowances are provided at the time of revenue is recognized in accordance with Statement of Financial Accounting Standards ("SFAS") No. 48, "Revenue Recognition When Right of Return Exists."

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

     Activity with respect to the Company's allowance for doubtful accounts receivable is summarized as follows:

                                                    For the Years Ended December 31,
                                                    --------------------------------
                                                 2005              2004             2003
                                            --------------   --------------    --------------
     Beginning balance                      $         456    $         601     $       1,997
     Adjustment to expense                            112              (88)              163
     Amounts written off                             (243)             (57)           (1,559)
                                            --------------   --------------    --------------
     Ending balance                         $         325    $         456     $         601
                                            ==============   ==============    ==============

     CONCENTRATION OF CREDIT RISK
     ----------------------------

     The Company is subject to credit risk primarily through its accounts receivable balances. The Company does not require collateral for its accounts receivable. The Company's largest customer, The Home Depot, accounted for approximately 47%, 45% and 47% of the Company's consolidated net sales in 2005, 2004 and 2003, respectively. The Company's second largest customer, Lowe's Companies, Inc., accounted for approximately 17%, 16% and 14% of its net sales in 2005, 2004 and 2003, respectively. No other customer accounts for more than 10% of net sales. These two customers represented 46% and 56% of accounts receivable before the allowance for doubtful accounts at December 31, 2005 and 2004, respectively. No other customers represented more than 10% of our accounts receivable.

     AMORTIZATION OF DEFERRED FINANCING EXPENSES
     -------------------------------------------

     Deferred financing expenses are being amortized using a method which approximates the effective interest method over the term of the associated financing agreements of approximately three to seven years. As a result of the Company's refinancing of both the amended and restated Senior Credit Facility and Senior Notes, $11,110 was capitalized as deferred financing fees. For the year ended December 31, 2005, the Company wrote off $1,135 of deferred financing expenses in connection with the pay-off of the Senior Credit Facility term loan and the reduction of the availability of the revolving facility from $145,000 to $120,000. In addition, the Company capitalized $215 of deferred financing expenses in connection with the First Amendment to Credit Facility and Waiver Regarding Financial Covenants in 2005.

                            HINES HORTICULTURE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


     DEPRECIATION
     ------------

     Fixed assets are stated at cost less accumulated depreciation. Interest is capitalized for qualifying assets during the assets' acquisition period. The Company capitalized $120 and $36 for the years ended December 31, 2005 and 2004, respectively, and no interest was capitalized for the year ended December 31, 2003. Capitalized interest is recorded as part of the asset to which it relates and is depreciated over the respective asset's estimated useful life. Depreciation has been provided for on the straight-line method over the following estimated economic useful lives:

     Buildings                            10 to 40 years
     Leasehold improvements               Shorter of 20 years or term of lease
     Machinery and equipment              2 to 10 years
     Vehicles and trailers                2 to 10 years
     Software                             5 to 10 years
     Furniture and fixtures               3 to 5 years

     IMPAIRMENT OF LONG-LIVED ASSETS
     -------------------------------

     In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," long-lived assets and intangible assets with determinate lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates potential impairment by comparing the carrying amount of the asset with the estimated undiscounted future cash flows associated with the use of the asset and its eventual disposition. Should the review indicate that the asset is not recoverable, the Company's carrying value of the asset would be reduced to its estimated fair value, which is generally measured by future discounted cash flows.

     GOODWILL
     --------

     In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," goodwill is no longer amortized, but instead is subject to an annual impairment review. As the Company's operations are comprised of one reporting unit, the Company reviews the recoverability of its goodwill by comparing the Company's fair value to the net book value of its assets. If the book value of the Company's assets exceeds the Company's fair value, the goodwill is written down to its implied fair value. The Company evaluates the carrying value of goodwill in the fourth quarter of each year and when events and circumstances indicate that the assets may be impaired. At December 31, 2005, the Company determined an impairment of goodwill had not occurred.

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

     INVENTORIES
     -----------

     Hines' determines the cost of inventory of nursery stock by accumulating costs associated with getting the plant ready for sale. These costs include direct labor, overhead, materials (soil, water, containers, stakes, labels, chemicals) and scrap. Costs are accumulated until the time of harvest, which, for Hines means that they are ready for sale, and are valued at the lower of cost or market. Nursery stock also includes plants that are not yet ready for sale. Hines' ornamental nursery stock has an average growing period of approximately eighteen months. All nursery stock is classified as a current asset based on the Company's' normal operating cycle. Materials and supplies are stated at the lower of cost (first-in, first-out) or market.

                            HINES HORTICULTURE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


     INCOME TAXES
     ------------

     Hines' operations are agricultural in nature and the Company derives significant benefits by qualifying to use the cash method of accounting for federal tax purposes. The Company records income taxes under the asset and liability method, whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Management evaluates the need to establish a valuation allowance for deferred tax assets based upon the amount of existing temporary differences, the period in which they are expected to be recovered and expected levels of taxable income. A valuation allowance to reduce deferred tax assets is established when it is "more likely than not" that some or all of the deferred tax assets will not be realized.

     ADVERTISING
     -----------

     The Company expenses advertising costs at the time the advertising first takes place. Advertising expense was $1,238, $860 and $884 for the years ended December 31, 2005, 2004 and 2003, respectively.

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

     COMPREHENSIVE INCOME
     --------------------

     Comprehensive income encompasses all changes in equity other than those arising from transactions with stockholders, and consist of net income, currency translation adjustments and unrealized net gains and losses on cash flow hedges. There are no items in accumulated other comprehensive income at December 31, 2005 and 2004.

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

     EARNINGS PER SHARE ("EPS")
     --------------------------

     Earnings per share are calculated in accordance with SFAS No. 128, "Earnings per Share," which requires the Company to report both basic earnings per share, based on the weighted-average number of common shares outstanding, and diluted earnings per share, based on the weighted-average number of common shares outstanding adjusted to include the potentially dilutive effect of outstanding stock options and warrants. On December 31, 2005, 440,000 warrants

                            HINES HORTICULTURE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


outstanding had expired and therefore had no effect on our diluted earnings per share for the year ended December 31, 2005. For the year ended December 31, 2004, the incremental shares related to 440,000 warrants outstanding increased fully diluted shares by 48,633. For the year ended December 31, 2003, the incremental shares related to the 440,000 warrants outstanding were excluded from the computation of diluted earnings per share because they would have been anti-dilutive. Additionally, for the years ended December 31, 2005, 2004 and 2003, shares related to employee stock options in the amount of 0.9 million, 1.1 million and 1.0 million, respectively, were excluded from the computation of diluted earnings per share because they would have been anti-dilutive.

     SHIPPING AND HANDLING FEES AND COSTS
     ------------------------------------

     In September 2000, the Emerging Issues Task Force ("EITF") reached a final consensus on Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs". The EITF concluded that amounts billed to a customer in a sale transaction related to shipping and handling should be classified as revenue. Shipping and handling fees included as revenue totaled $31,927, $28,888 and $30,276 for the years ended December 31, 2005, 2004 and 2003, respectively.

     The Company classifies shipping and handling costs as part of selling and distribution expenses. Shipping and handling costs were $75,900, $69,702 and $70,866 for the years ended December 31, 2005, 2004 and 2003, respectively.

     DERIVATIVES
     -----------

     Derivative instruments are accounted in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Company's only derivative instrument was an interest rate swap agreement that did not qualify for hedge accounting treatment under SFAS No. 133 and therefore is marked to market (see Note 5). The interest rate swap agreement matured in February 2005.

     STOCK-BASED COMPENSATION
     ------------------------

     SFAS No. 148, "Accounting for Stock-Based-Compensation-Transition and Disclosure-an Amendment of FASB Statement No. 123" amends SFAS No. 123, "Accounting for Stock-Based Compensation", and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. As permitted under both SFAS No. 123 and SFAS No. 148, the Company continues to follow the intrinsic value method of accounting under Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees."

                                                                        Year Ended December 31,
                                                                        -----------------------
                                                                 2005             2004              2003
                                                              -----------      -----------      -----------
         Net (loss) income, as reported                       $    (2,558)     $     8,236      $     9,713
         Stock option expense, net of tax benefit of $30,
              $175 and $338                                           (43)            (252)            (486)
                                                              -----------      -----------      -----------
         Pro forma net (loss) income                          $    (2,601)     $     7,984      $     9,227
                                                              ===========      ===========      ===========
         Earnings per share:
         Basic and diluted - as reported                      $     (0.12)     $      0.37      $      0.44
                                                              ===========      ===========      ===========
         Basic and diluted - pro forma                        $     (0.12)     $      0.36      $      0.42
                                                              ===========      ===========      ===========

                            HINES HORTICULTURE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


     The Company estimates the weighted average fair value of each stock option on the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                       2005           2004         2003
                                                       ----           ----         ----
          Dividend Yield                                   0%             0%           0%
          Expected volatility                          83.86%         83.86%       74.95%
          Risk-free interest rate                       3.48%          3.48%        3.77%
          Expected life                            Four years     Four years    Six years

     ACCOUNTING PRONOUNCEMENTS ADOPTED
     ---------------------------------

     In March 2005, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. ("FIN") 47, "Accounting for Conditional Asset Retirement Obligations." FIN 47 clarifies the term "conditional asset retirement obligation" used in SFAS No. 143, "Accounting for Asset Retirement Obligations." FIN 47 is effective no later than the end of the fiscal year ending after December 15, 2005. The adoption of FIN 47 did not have an impact on the Company's consolidated financial position, results of operations or cash flows.

     NEW ACCOUNTING PRONOUNCEMENTS
     -----------------------------

     In November 2004, the FASB issued SFAS No. 151, "Inventory Costs," which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial position, results of operations or cash flows.

     In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment," which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under Accounting Principles Board (APB) Opinion No. 25. In March 2005, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin (SAB) 107, "Share-Based Payment," which expresses views of the SEC Staff about the application of SFAS No. 123(R). SFAS No. 123(R) was to be effective for interim or annual reporting periods beginning on or after June 15, 2005, but in April 2005 the SEC issued a rule that SFAS No. 123(R) will be effective for annual reporting periods beginning on or after June 15, 2005. The Company is required to adopt SFAS No. 123(R) on January 1, 2006. The Company anticipates adopting the prospective method and expect the adoption of SFAS No. 123(R) will not have an impact for the year ending December 31, 2006 on its results of operations based upon the outstanding unvested stock options at December 31, 2005. The Company cannot estimate the impact on its results of operations any additional stock options that may be granted.

     In December 2004, the FASB issued SFAS No. 153, "Exchange of Non-Monetary Assets - An Amendment of ARB Opinion No. 29," which requires non-monetary asset exchanges to be accounted for at fair value. The Company is required to adopt the provisions of SFAS No. 153 for non-monetary exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial position, results of operations or cash flows.

     In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections." FASB No. 154 replaces APB Opinion No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements," and changes the requirements for the accounting for and reporting of a change in an accounting principle. This standard applies to all voluntary changes in an accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. APB Opinion No. 20 previously required that most voluntary changes in an accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This standard requires

                            HINES HORTICULTURE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


retrospective application to prior periods' financial statements of changes in an accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial position, results of operations and cash flows.

     RECLASSIFICATIONS
     -----------------

     Certain prior year amounts have been reclassified to conform to current year presentations.

2.   DISPOSITIONS
     ------------

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

     On November 7, 2005, the Company successfully completed the sale of 122 acres of unimproved property in Miami, Florida ("Miami Land Sale") and received net proceeds of $47,000. In accordance with the amendment to our Senior Credit Facility, the proceeds from the Miami Land Sale have been used to payoff the entire outstanding balance of the term loan; the residual amount having paid down our revolving credit facility. The Company has entered into a two-year lease agreement with the buyer to lease the property while transitioning operations to other locations. The Company will lease the entire property for a one-year period, with a thirty-day extension right, and will then vacate approximately 33 acres. The Company will lease the remaining 89 acres for an additional one-year period, with extension rights for an additional ninety days, and will then vacate the remaining acreage. The Company will pay the buyer rent of five hundred dollars per outstanding acre, annually, during the lease term. For accounting purposes, the entire gain has been deferred due to our continuing involvement, as defined in SFAS No. 98. "Accounting for Leases," in the property.

     In April 2003, the Company entered into an option agreement to sell 168-acre nursery property in Vacaville, California. The Company entered into the option agreement because the nursery property is located in an area which the city of Vacaville is planning to develop as a residential project. This agreement was subsequently amended in March 2005 to extend the option term to March 1, 2006 contingent upon payments of $1,800 during the option term. On March 1, 2006, the buyer exercised its option to purchase the property. Total proceeds from the option agreement and sale of the land will be approximately $16,900, with the final payment of $14,300 due no later than April 3, 2006. Under the terms of the option agreement, Hines is able to transition off the land in three phases from 2006 to 2008. The Company is continuing to develop replacement acreage and infrastructure at our 842-acre Winters facility in Northern California.

3.   INVENTORIES
     -----------

     Inventories consisted of the following:

                                                                        December 31,
                                                              -------------------------------
                                                                   2005             2004
                                                              -------------     -------------
         Nursery stock                                        $     172,845     $     169,908
         Consigned inventory                                          1,350                 -
         Materials and supplies                                      10,436            11,225
                                                              -------------     -------------
                                                              $     184,631     $     181,133
                                                              =============     =============

                            HINES HORTICULTURE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


4.   FIXED ASSETS
     ------------

     Fixed assets consisted of the following:

                                                                        December 31,
                                                              --------------------------------
                                                                   2005              2004
                                                              --------------    --------------
         Land                                                 $      22,550     $      30,141
         Buildings and improvements                                 105,726            97,652
         Machinery and equipment                                     38,453            35,824
         Software                                                    21,014            19,837
         Construction in progress                                     3,512             6,244
                                                              --------------    --------------
                                                                    191,255           189,698
         Less accumulated depreciation                              (69,021)          (58,162)
                                                              --------------    --------------

               Fixed assets, net                              $     122,234     $     131,536
                                                              ==============    ==============

5.   INTEREST RATE SWAP AGREEMENT
     ----------------------------

     In May 2000, the Company entered into an interest rate swap agreement to economically hedge $75,000 of debt. This interest rate swap agreement does not qualify for hedge accounting treatment under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and therefore is marked to market. The interest rate swap agreement effectively changes the Company's exposure on its variable-rate interest payments to fixed-rate interest payments (7.13%) based on the 3-month London Inter Bank Offering Rate ("LIBOR") rate in effect at the beginning of each quarterly period. Despite the refinancing of long-term debt, the interest rate swap agreement remained outstanding and matured in February 2005.

     Effective January 1, 2001, the Company adopted the provisions of SFAS No. 133, as amended. Adopting the provisions of SFAS No. 133 on January 1, 2001 resulted in a cumulative after-tax charge to accumulated other comprehensive income as of January 1, 2001 of $2,334, representing the fair value of the interest rate swap agreement, net of tax. This amount was being amortized as interest rate swap agreement expense over the term of the debt. At December 31, 2002, accumulated other comprehensive loss had a balance, net of tax, of $(1,215). For the year ended December 31, 2003, $420 was amortized and the balance of $795 was written off as a loss on debt extinguishment due to the refinancing in September 2003. For the year ended December 31, 2005, 2004 and 2003, the Company recognized pre-tax income of $895, $4,425 and $2,710 respectively, reported as interest rate swap agreement income in the consolidated statements of operations. In addition, as a result of the refinancing of long-term debt, the Company recognized the remaining pre-tax unamortized value of the interest rate swap agreement of $1,347 as loss on debt extinguishment in the 2003 statement of operations.

6.   SENIOR CREDIT FACILITY
     ----------------------

     On September 30, 2003, the Company amended and restated its Senior Credit Facility. Hines Nurseries and its domestic operating subsidiaries are borrowers under the Senior Credit Facility. The Senior Credit Facility currently consists of a revolving facility with availability of up to $120,000 (subject to borrowing base limits). The revolving facility also permits the ability to obtain letters of credit up to a sub-limit.

     The Senior Credit Facility was amended by First Amendment to Credit Agreement dated as of June 30, 2005 (the "First Amendment"), then again pursuant to a Waiver Regarding Financial Covenants dated as of October 13, 2005 (the "Waiver"), and by Second Amendment to Credit Facility dated as of February 3, 2006 (the "Second Amendment"). On November 8, 2005, in accordance with the Waiver at the Company's request, the availability of the revolving facility was reduced from $145,000 to $120,000 (subject to borrowing base limits).

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

     The Senior Credit Facility requires Hines Nurseries and its subsidiaries to meet specific covenants and financial ratios, including a minimum fixed charge coverage test, a maximum leverage test and a maximum capital expenditure test. The new Senior Credit Facility contains customary representations and warranties and customary events of default and other covenants. As of December 31, 2005, the Company was not in compliance with some of its covenants; however, as discussed below, the non-compliance was cured with the Second Amendment.

     FIRST AMENDMENT TO SENIOR CREDIT FACILITY. Effective June 30, 2005, Hines Nurseries negotiated and entered into the First Amendment to the Senior Credit Facility. The First Amendment amended the Senior Credit Facility to require that the proceeds from the sale of 122 acres of unimproved property in Miami, Florida on November 7, 2005 ("Miami Land Sale") be used to pay down the term loan. In accordance with the First Amendment, the Company repaid the term loan in its entirety on November 8, 2005 with the completion of the Miami Land Sale. The First Amendment also amended the calculation of the fixed charge coverage ratio and the leverage ratio to allow as an addition to Earnings Before Income Taxes, Depreciation and Amortization ("EBITDA") certain adjustments related to work force reductions and requires Hines to meet less restrictive minimum fixed charge coverage ratio for the last fiscal quarter of 2005, for 2006 and for the first quarter of 2007 and maximum leverage ratios for the last fiscal quarter of 2005, for 2006 and the first and second quarters of 2007.

     WAIVER REGARDING FINANCIAL COVENANTS. On October 13, 2005, the Hines Nurseries obtained the Waiver from the financial institutions party to its Senior Credit Facility to waive compliance with the minimum fixed charge coverage ratio and the maximum leverage ratio covenants of the Senior Credit Facility for the third fiscal quarter of 2005. The Waiver was subject to the Miami Land Sale occurring no later than November 30, 2005 and the net asset sale proceeds of the sale being no less than $40,000. These conditions to the Waiver were satisfied on November 7, 2005 when the Company successfully completed the sale. In addition, at the request of the Company, the availability of the revolving facility was reduced from $145,000 to $120,000 (subject to borrowing base limits).

     SECOND AMENDMENT TO SENIOR CREDIT FACILITY. In February 2006, Hines Nurseries negotiated and entered into the Second Amendment to the Senior Credit Facility dated as of September 30, 2003. The Second Amendment amends the calculation of the minimum fixed charge coverage ratio for the first quarter of 2006 and thereafter. The Second Amendment also eliminates the maximum leverage ratio which, as a result of, cured the non-compliance as of December 31, 2005.

     INTEREST RATE; FEES. The interest rate on the loans under the Senior Credit Facility may be, at the Company's option, Prime rate loans or LIBOR rate loans. Prime rate loans under the revolving loan facility bear interest at the Prime lending rate plus an additional amount that ranges from 0.75% to 1.75%, depending on its consolidated leverage ratio. Currently, the applicable margin for Prime rate loans is 1.75% for the revolving loan facility.

     LIBOR rate loans under the revolving loan facility bear interest at the LIBOR rate plus an additional amount that ranges from 1.75% to 2.75%, depending on its consolidated leverage ratio. Currently, the applicable margin for LIBOR rate loans is 2.75% for the revolving loan facility. In addition to paying interest on outstanding principal, the Company is required to pay a commitment fee on the daily average unused portion of the revolving facility which accrues based on the utilization of the revolving facility.

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

                            HINES HORTICULTURE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


     The Company must deliver borrowing base certificates and reports at least monthly. The borrowing base also may be subject to certain other adjustments and reserves to be determined by the agent. Eligible accounts receivable of both The Home Depot, the Company's largest customer, and Lowe's Companies, Inc., its second largest customer, may not exceed 30% of total eligible accounts receivable at any time. At December 31, 2005, the Company had $61,606 of available credit.

     REPAYMENT. On November 8, 2005, the Company used the proceeds from the Miami Land Sale to payoff the entire outstanding balance of the term loan, which was approximately $30,500. Amounts are no longer available under the $40,000 term loan facility.

7.   LONG-TERM DEBT
     --------------

                                                                    December 31,    December 31,
                                                                        2005            2004
                                                                    ------------    ------------

Senior Credit Facility - term loan at the bank's reference rate plus 2.25% or the LIBOR rate plus 3.25%. Interest rates were
5.46% at December 31, 2004 (See Note 6).                            $        --     $    34,285

Senior Notes, interest at 10.25% payable semi-annually on each
April 1 and October 1, maturing on October 1, 2011                      175,000         175,000

Other obligations                                                            --               5
                                                                    ------------    ------------
                                                                        175,000         209,290

Less current portion                                                         --           5,719
                                                                    ------------    ------------
                 Total long-term debt                               $   175,000     $   203,571
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

                            HINES HORTICULTURE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


     On September 30, 2003, the Company called for redemption its $78,000 in aggregate principal amount of the 12.75% Senior Subordinated Notes at a redemption price of 106% of the aggregate principal amount thereof ($82,680 at September 30, 2003), plus accrued and unpaid interest thereon through the date of redemption. In addition, the Company refinanced all debt outstanding under the previous credit facility. Payment of the redemption premium on the 12.75% Senior Subordinated Notes, the write-off of the unamortized deferred financing expenses and the write-off of the remaining other comprehensive income related to the SFAS No. 133 adoption resulted in a loss on debt extinguishment of $9,235 in the year ended December 31, 2003.

8.   COMMITMENTS AND CONTINGENCIES
     -----------------------------
OPERATING LEASES

     The Company leases certain land, office, trucks and warehouse facilities under various renewable long-term operating leases, which expire through 2010. Certain of these leases include escalation clauses based upon changes in the consumer price index and/or the fair rental value of leased land. One of the operating land leases requires the Company to pay rent equal to the greater of
2.25 percent, increasing to 3 percent by the year 2010, of the sales derived from the related land, or a minimum per acre amount, as defined in the agreement. Total rent expense for these operating lease agreements for the years ended December 31, 2005, 2004 and 2003 was $7,050, $7,033 and $7,972,
respectively.

     The following are the Company's future minimum annual payments under its non-cancelable operating leases for each of the next five years ending December 31 and thereafter:

                                    Continuing
                                    Operations
                                    -----------

         2006                       $     4,904
         2007                             3,071
         2008                             1,853
         2009                             1,446
         2010                             1,286
         Thereafter                       6,644
                                    -----------
                                    $    19,204
                                    ===========

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

9.   SHAREHOLDERS' EQUITY
     --------------------

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

                            HINES HORTICULTURE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


     On June 1, 2000, the Board of Directors adopted and approved to increase the number of shares of common stock available for issuance under the 1998 Stock Plan by 1.0 million shares. At December 31, 2005, the Company had reserved 3.6 million shares of its common stock for issuance upon exercise of options granted or to be granted under this plan.

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

     The Company adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" in 1998. As permitted by SFAS No. 123, the Company measures compensation cost in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, but provides pro forma disclosures of net income and earnings per share as if the fair value method (as defined in SFAS No. 123) had been applied. Had compensation cost been determined using the fair value method prescribed by SFAS No. 123, the Company's net income and earnings per share for the years ended December 31, 2005 and 2004 as noted in Note 1.

                            HINES HORTICULTURE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


     A summary of the status of the Company's stock option plan as of December 31 is presented below:

                                              2005                            2004                             2003
                               -------------------------------   ------------------------------   ------------------------------

                                              Weighted Average                 Weighted Average                 Weighted Average
                                   Shares      Exercise Price       Shares      Exercise Price      Shares       Exercise Price
                               --------------  ---------------   -------------  ---------------   -------------  ---------------
Outstanding -beginning of year     1,067,923         $ 6.15           989,723         $ 6.22           271,078         $ 8.33
Granted                                   --             --           100,000           5.50         1,303,633           5.50
Exercised                                 --             --                --             --                --             --
Cancelled                           (198,813)          5.82           (21,800)          6.00          (584,988)          5.60
                               --------------                    -------------                    -------------
Outstanding -end of year             869,110         $ 6.22         1,067,923         $ 6.15           989,723         $ 6.22
                               ==============                    =============                    =============

Exercisable                          869,110         $ 6.22         1,006,237         $ 6.20           933,834         $ 6.29
                               ==============                    =============                    =============

Weighted average fair value
  of options granted during period                   $   --                           $ 5.18                           $ 3.62


     The weighted average remaining contractual life was six years at December
31, 2005. As of December 31, 2005, expiration dates ranged from June 22, 2008 to
February 18, 2013

                                                OUTSTANDING                                 EXERCISABLE
                            ----------------------------------------------------   ----------------------------
                                                 Average           Weighted                         Weighted
                               Number of        Remaining         Average of       Number of      Average of
Range of exercise price         Options       Contract Life     Exercise Price       Options     Exercise Price
--------------------------  ---------------  ---------------  ------------------   -----------   --------------
$3.32 to $5.00                      81,000        5.56             $     4.53          81,000      $   4.53
$5.50                              632,910        6.40                   5.50         632,910          5.50
$6.00 to $8.00                      34,200        3.82                   6.71          34,200          6.71
$11.00                             121,000        2.58                  11.00         121,000         11.00
                            ---------------                                        -----------

Total                              869,110        5.70             $     6.22         869,110      $   6.22
                            ===============                                        ===========


10.  INCOME TAXES
     ------------

     The components of (loss) income before income tax (benefit) provision and the income tax (benefit) provision consisted of the following:

                                                    For the Years Ended December 31,
                                             ---------------------------------------------
                                                 2005             2004             2003
                                             -----------      -----------      -----------
(Loss) income from continuing operations     $    (4,081)     $    14,036      $     9,432
Income from discontinued operations                   --               --            1,364
                                             -----------      -----------      -----------
                                             $    (4,081)     $    14,036      $    10,796
                                             ===========      ===========      ===========

Current income tax provision:
Federal                                      $       637      $        --      $        --
State                                                429               61               --
                                             -----------      -----------      -----------
                                             $     1,066      $        61      $        --
                                             -----------      -----------      -----------
Deferred (benefit) provision:
Federal                                      $    (2,294)     $     5,085              959
State                                               (295)             654              124
                                             -----------      -----------      -----------
                                                  (2,589)     $     5,739            1,083
                                             -----------      -----------      -----------
     Income tax (benefit) provision          $    (1,523)     $     5,800      $     1,083
                                             ===========      ===========      ===========

                            HINES HORTICULTURE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


     The reported (benefit from) provision for income taxes differs from the amount computed by applying the statutory federal income tax rate of 35 percent to income before (benefit) provision for income taxes as follows:

                                                                              For the Years Ended December 31,
                                                                        --------------------------------------------
                                                                            2005             2004            2003
                                                                        -----------      -----------     -----------
(Benefit) provision computed at statutory rate                          $    (1,428)     $     4,913     $     3,779
Increase (decrease) resulting from:
State tax, net of federal benefit                                              (184)             632             506
Canada withholding tax                                                           --               --          (3,344)
Meals and entertainment                                                          82               89              80
Other                                                                             7              166              62
                                                                        -----------      -----------     -----------
                                                                        $    (1,523)     $     5,800     $     1,083
                                                                        ===========      ===========     ===========

(Benefit from) provision for income taxes for continuing operations     $    (1,523)     $     5,800     $     3,867
Benefit from income taxes for discontinued operations                            --               --          (2,784)
                                                                        -----------      -----------     -----------

                                                                        $    (1,523)     $     5,800     $     1,083
                                                                        ===========      ===========     ===========


Deferred tax assets:                                2005              2004
                                                ------------      ------------

Net operating loss carryforwards                $      1,275      $     11,728
Book/tax difference in debt                               --               354
Intangible asset basis differences                    10,623            13,287
Tax credits                                              768               129
Other                                                    251                --
                                                ------------      ------------
     Gross deferred tax assets                        12,917            25,498
                                                ------------      ------------

Deferred tax liabilities:
Accrual to cash adjustment                           (66,127)          (66,445)
Fixed asset basis differences                         (1,436)          (16,288)
                                                ------------      ------------
     Gross deferred tax liabilities                  (67,563)          (82,733)
                                                ------------      ------------

Net deferred tax liability                      $    (54,646)     $    (57,235)
                                                ============      ============

Deferred income tax liability, current          $    (66,127)     $    (66,445)
Deferred income tax asset, non-current                11,481             9,210
                                                ------------      ------------
                                                $    (54,646)     $    (57,235)
                                                ============      ============

     The Company derives significant benefits by qualifying to use the cash method of accounting for federal and state income tax purposes. Under the cash method, sales are included in taxable income when payments are received and expenses are deducted as they are paid. The primary benefit the Company receives is the ability to deduct the cost of inventory as it is incurred. The net benefit realized by the Company thus far is represented by the "Accrual to Cash Adjustment" item above. Because the items to which this "Accrual to Cash Adjustment" relate to are comprised of current assets and current liabilities in the consolidated balance sheets (such as inventory, accounts receivable, accounts payable, etc.), this deferred tax item is also characterized as current.

     At December 31, 2005, the Company had approximately $2,637 in net operating loss carryforwards for federal income tax reporting purposes. The Company's federal net operating losses begin to expire in 2024. In addition, the Company had approximately $6,923 in net operating loss carryforwards for state income tax reporting purposes. The Company's state net operating losses in certain states begin to expire in 2008.

                            HINES HORTICULTURE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


     The Company records a liability for potential tax assessments based on its estimate of the potential exposure. New laws and new interpretations of laws and rulings by tax authorities may affect the liability for potential tax assessments. Due to the subjectivity and complex nature of the underlying issues, actual payments or assessments may differ from estimates. To the extent the Company's estimates differ from actual payments or assessments, income tax expense is adjusted. Management believes that adequate amounts of tax and related interest, if any, have been provided for any adjustments that may result from these examinations.

11.  EMPLOYEE BENEFIT PLANS
     ----------------------

     As of January 1, 2001, Hines Nurseries established a 401(k) Retirement Savings Plan (the "Plan") for salaried and permanent hourly employees. As of January 1, 2003, pursuant to Internal Revenue Service ("IRS") rules, participants may now make voluntary contributions to the plan up to a maximum of twelve thousand dollars not to exceed 20 percent of their annual compensation (as defined). In addition to this, employees over age 50 may now contribute an additional two thousand dollars. Hines' matching contribution to the Plan is equal to 100 percent of the first 3 percent of a participant's voluntary deferral of salary, and 50 percent of the next 2 percent of a participant's voluntary deferral of salary per calendar year. As of May 16, 2003, Hines discontinued its matching contributions. As of January 1, 2004, pursuant to IRS rules, participants may make voluntary contributions to the plan up to a maximum of fourteen thousand dollars not to exceed 50 percent of their annual compensation (as defined). In addition to this, employees over age 50 may now contribute an additional four thousand dollars.

     The total expense related to the Hines plan was $0, $0 and $632 for the years ended December 31, 2005, 2004 and 2003, respectively.

12.  FAIR VALUES OF FINANCIAL INSTRUMENTS
     ------------------------------------

     The fair value of the Senior Notes is based on the closing price of the debt securities at December 31, 2005 and 2004. The carrying amount of the Company's other long-term debt approximates its fair value based upon borrowing rates currently available to the Company. The carrying amount of the short-term debt approximates the fair value based on the short-term maturity of the instrument.

     The carrying amounts and estimated fair values of the Company's financial instruments at December 31, 2005 and 2004 are as follows:

                                                                              December 31,
                                                   ----------------------------------------------------------------
                                                                2005                               2004
                                                   ------------------------------     -----------------------------
                                                     Carrying         Estimated         Carrying        Estimated
                                                      Amount          Fair Value         Amount         Fair Value
                                                   -------------     ------------     ------------     ------------
     Revolving line of credit                       $     10,080     $     10,080     $     23,609     $     23,609
     Long-term debt (including current portion)     $    175,000     $    171,500     $    209,290     $    225,478


13.  GUARANTOR/NON-GUARANTOR DISCLOSURES
     -----------------------------------

     The Senior Notes issued by Hines Nurseries (the "issuer") have been guaranteed by the Company (the "parent guarantor") and by both Hines SGUS and Hines Fertilizer, (collectively, Hines SGUS and Hines Fertilizer are the "subsidiary guarantors"). The issuer is a 100% owned subsidiary of the parent guarantor. The subsidiary guarantors are 100% owned subsidiaries of the issuer. The parent and subsidiary guaranties are full, unconditional and joint and several. The parent guarantor has no independent assets, liabilities or operations and subsidiary guarantors are minor with no material assets, liabilities or operations. In addition, under the Senior Notes, the parent guarantor is unable to obtain dividends or loans from the issuer or subsidiary guarantors. As a result of the foregoing, separate financial statements of Hines Nurseries, Hines SGUS and Hines Fertilizer are not presented.