Form 10-K/A
period 2005-12-31
HINES HORTICULTURE INC
filed 2006-05-12
CIK 1003515

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               -------------------

                                   FORM 10-K/A
(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ________________  TO ________________

                         COMMISSION FILE NUMBER: 0-24439

                               -------------------

                            HINES HORTICULTURE, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
                                 (949) 559-4444
                          HTTP://HINESHORTICULTURE.COM

                               -------------------

             DELAWARE                                       33-0803204
     (STATE OR OTHER JURISDICTION OF                      (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NUMBER)

                  12621 JEFFREY ROAD, IRVINE, CALIFORNIA 92620
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

                               -------------------

         SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: COMMON STOCK, PAR VALUE $.01 PER SHARE

      Indicate by check mark if the registrant is a well-known seasoned issuer,
as defined in Rule 405 of the Securities Act. Yes      No  X  .
                                                  ---     ---

      Indicate by check mark if the registrant is not required to file reports
pursuant to Section 13 or 15(d) of the Act. Yes      No  X .
                                                ---     ---

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No    .
                                              ---     ---

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check One).

    Large accelerated filer     Accelerated filer     Non-accelerated filer  X .
                            ---                   ---                       ---

      Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Act). Yes      No  X .
                                       ---     ---

      As of June 30, 2005, the aggregate market value of the registrant's voting common stock held by non-affiliates of the registrant was approximately $41.9 million.

      As of March 22, 2006, there were 22,072,549 shares of Common Stock outstanding.

                            HINES HORTICULTURE, INC.
                   AMENDMENT NO. 1 TO FORM 10-K ANNUAL REPORT
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005


                                TABLE OF CONTENTS

                                                                        PAGE NO.
                                                                        --------

                                     PART II
                                     -------

ITEM 9B.      OTHER INFORMATION................................................2


                                    PART III
                                    --------

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...............3
ITEM 11.      EXECUTIVE COMPENSATION...........................................7
ITEM 12       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                MANAGEMENT AND RELATED STOCKHOLDER MATTERS.....................9
ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................10
ITEM 14.      PRINCIPAL ACCOUNTING FEES AND SERVICES..........................11

                                     PART IV
                                     -------

ITEM 15.      EXHIBITS........................................................12
SIGNATURE.....................................................................15

                                EXPLANATORY NOTE
                                ----------------

      Hines Horticulture, Inc. is filing this Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended December 31, 2005, as originally filed with the Securities and Exchange Commission on March 28, 2006 (the "Original Form 10-K") to add information required in Part II and Part III of its Annual Report on the Original Form 10-K. There are no changes to the disclosures in the Original Form 10-K, except that this Amendment No. 1 amends and restates, in their entirety, Item 9B of Part II, Items 10-14 of Part III and Item 15 of
Part IV of the Original 10-K. This Amendment No. 1 continues to speak as of the date of the Original Form 10-K and Hines Horticulture, Inc. has not updated the disclosure herein to reflect any events that occurred on a later date, except as specifically noted in Item 10 and Item 12.

                                     PART II

ITEM 9B. FISCAL YEAR 2006 PERFORMANCE TARGETS UNDER THE HINES HORTICULTURE EXECUTIVE INCENTIVE PLAN

      On December 7, 2005, the Compensation Committee (the "Committee") of the Board of Directors of Hines Horticulture, Inc. ("Hines" or the "Company") approved the fiscal year 2006 performance targets for the Company's Executive Incentive Plan (the "Executive Incentive Plan"). The Executive Incentive Plan was adopted by the Company's Board of Directors in 2004 and is designed to provide an incentive to the Company's executive officers, other management personnel and other eligible employees (the "Participants") to meet and exceed the Company's financial and operational goals, and to promote a superior level of performance by the Participants.

      Under the Executive Incentive Plan, Participants are entitled to annual cash bonuses ranging from 0% to 100% of each Participant's annual base salary if pre-established levels of performance under designated criteria are met or exceeded for the applicable fiscal year. The performance targets are based on the Company's overall financial performance, regional/site financial performance and individual performance. The performance targets for each fiscal year are recommended by the Company's management and approved by the Committee. The Executive Incentive Plan in its entirety has been filed as Exhibit 10.29 to this Amendment No. 1 and is incorporated herein by reference.

      For fiscal year 2006, the Company's overall financial targets are based on the Company's free cash flow and revenue and the regional/site financial targets are based on a particular region's/site's free cash flow and revenue. The individual performance targets for fiscal year 2006 were tied to the Company's business plan and included such measures as improving production alignment to sales, executing new sales models, improving productivity and improving reporting time lines, among others. Individual performance targets vary in detail and subject matter. After fiscal year 2006, the Committee intends to review the results of the Company, the regions/sites and the performance of each Participant in order to determine the actual awards to be paid.

      The Company did not award any bonuses under the Executive Incentive Plan for fiscal years 2004 or 2005.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The following table sets forth the names, ages and positions of the Company's executive officers and directors as of May 2, 2006. Their respective backgrounds are described below.

                        EXECUTIVE OFFICERS AND DIRECTORS

    NAME                        AGE    POSITION
    ----                        ---    --------

    Robert A. Ferguson           48    Chief Executive Officer, President and a
                                       Director of Hines
    Claudia M. Pieropan          50    Chief Financial Officer, Secretary and
                                       Treasurer of Hines and Hines Nurseries
    Lincoln B. Moehle            52    Vice President of Operations of Hines for
                                       the Eastern Region
    Edwin G. Summers, Jr.        50    Vice President of Operations of Hines for
                                       the Western Region
    Michael J. Trebing           53    Vice President of Sales of Hines
    G. Ronald Morris (1)(2)(3)   69    Director
    Stan R. Fallis (1)(2)(3)     65    Director
    Thomas R. Reusche (2)        51    Director
    James R. Tenant (1)(2)(3)    53    Director
    Peter R. Wood (3)            52    Director

(1) Member of the Audit Committee
(2) Member of the Compensation Committee
(3) Member of the Nomination and Corporate Governance Committee

DIRECTORS

ROBERT A. FERGUSON

      Mr. Ferguson has served as President and Chief Executive Officer and as a director of Hines since March 2004. Mr. Ferguson served as Acting Chief Executive Officer and President and Chief Operating Officer of Hines and Hines Nurseries, a wholly-owned subsidiary of Hines, from August 2003 until March 2004. He served as Chief Operating Officer and Acting President of Hines and Hines Nurseries, from February 2003 to August 2003. Mr. Ferguson served as President of the Nursery Division for Hines Nurseries from June 2000 to February 2003. He served as Vice President of the Hines Nurseries Southern Region from January 1999 to June 2000. Prior to that, Mr. Ferguson served with the Company in various site, production and sales management positions since 1983.

G. RONALD MORRIS

      Mr. Morris has served as a director of Hines since March 2001. Mr. Morris is currently serving as a director for NN, Inc., an independent, publicly held manufacturer and supplier of high quality bearing components to both domestic and international anti-friction bearing manufacturers and other industrial customers. Mr. Morris retired in 1999 after serving as President and Chief Executive Officer of PT Components, Inc. from 1982 through 1989 and Western Industries, Inc. from 1991 through 1999.

STAN R. FALLIS

      Mr. Fallis has served as a director of Hines since September 2001. Mr. Fallis is currently retired and previously served as the Chairman and Chief Executive Officer of EVEREN Clearing Corporation from 1994 to 1999, which provided all securities clearing and trade processing operations for its parent,

EVEREN Securities, Inc. a major independently owned broker dealer firm. Mr. Fallis serves on the board of directors of Stancorp Financial Group, Inc. Mr. Fallis also served as Senior Executive Vice President and Chief Financial Officer of Kemper Securities Group from 1990 through 1994.

THOMAS R. REUSCHE

      Mr. Reusche has served as a director of Hines and Hines Nurseries since August 1995. Mr. Reusche has also served as Chairman of the Board since March 2004. Mr. Reusche served as Secretary and Treasurer of Hines from August 1995 until June 1998 and as Assistant Secretary of Hines from June 1998 to June 2000. Mr. Reusche also served as a Vice President and Assistant Secretary of Hines Nurseries from August 1995 to June 2000. From its formation in January 1993 until his retirement in September 2003, Mr. Reusche served as a principal of Madison Dearborn Capital Partners, L.P. ("MDCP"), a private equity investment firm which is Hines' largest stockholder, and as a Vice President or as a Managing Director of Madison Dearborn Partners, Inc., MDCP's indirect general partner ("MDP"). Prior to that time, Mr. Reusche was a senior investment manager at First Chicago Venture Capital, which comprised the private equity investment activities of First Chicago Corporation, the holding company parent of First National Bank of Chicago. Mr. Reusche serves on the boards of directors of Stericycle and a number of private companies.

JAMES R. TENNANT

      Mr. Tennant has served as a director of Hines since October 1998. Mr. Tennant served as Chairman and Chief Executive Officer of Home Products International, a manufacturer and full-service marketer of quality consumer houseware products, from April 1994 to December 2004.

PAUL R. WOOD

      Mr. Wood has served as a director of Hines since August 1995. Mr. Wood was also Chairman of the Board and President of Hines from September 1995 until June 1998 and an Assistant Secretary of Hines from June 1998 to June 2000. Mr. Wood has served as a director of Hines Nurseries since August 1995 and as a Vice President and Assistant Secretary of Hines Nurseries from August 1995 to June 2000. Since its formation in 1993, Mr. Wood has served as a principal of MDCP and as a Vice President or as a Managing Director of MDP. Prior to that time, Mr. Wood served as Vice President of First Chicago Venture Capital. Mr. Wood serves on the board of directors of CapitalSource Inc. and a number of private companies.

EXECUTIVE OFFICERS

ROBERT A. FERGUSON

      Mr. Ferguson's business biography is referenced above.

CLAUDIA M. PIEROPAN

      Ms. Pieropan has served as Chief Financial Officer of Hines and Hines Nurseries since January 1996 and as Secretary and Treasurer of Hines and Hines Nurseries since June 1998. Previously Ms. Pieropan served as the Vice President of Finance and Administration of Sun Gro Horticulture, Inc., a growing media company, from October 1991 until December 1995. Ms. Pieropan also serves as the Company's principal accounting officer and principal financial officer. Ms. Pieropan practiced with PricewaterhouseCoopers LLP in Montreal, Toronto and Vancouver, Canada from 1977 to 1991.

LINCOLN B. MOEHLE

      Mr. Moehle has acted as Vice President of Operations for the Eastern Region since June 2005. From 1991 to 2005, Mr. Moehle served as a Product Manager and later as the General Manager of the Company's Houston, Texas nursery. Before joining Hines, Mr. Moehle served in various positions within the nursery industry, including as General Manager for Color Spot at their Phoenix, Arizona bedding plant facility. Mr. Moehle received his B.A. in Biological Sciences from the University of California at Santa Barbara in 1975.

EDWIN G. SUMMERS, JR.

      Mr. Summers has served as Vice President of Operations for the Western Region since June 2005. Mr. Summers served as the Vice President and General Manager of the Company's Irvine, California nursery from 2001 to 2005, as Vice President of the Company's Nursery Division from 1996 to 2000, and as General Manager of the Company's Irvine, California nursery from 1988 to 1996. Prior to that, Mr. Summers served with the Company in various production management positions since 1984. He has also served as a statistical analyst to the USDA from 1981 to 1984, as instructor in the Department of Horticulture at the University of Maryland from 1979 to 1981 and a research assistant at the USDA from 1974 to 1977. Mr. Summers received his B.S. from Salisbury State University in 1977, and M.S. in Horticulture from the University of Maryland in 1979, and Ph.D. in Horticulture from the University of Maryland in 1983.

MICHAEL J. TREBING

      Mr. Trebing has served as Vice President of Sales for Hines Horticulture since June 2005. Previously, Mr. Trebing served as Vice President overseeing the sales and operations of three of the Company's facilities from July 2002 to June 2005. Prior to that Mr. Trebing served with the Company in numerous sales management positions since 1981, including Vice President of Sales for the Company's nursery division. Mr. Trebing has a Master's Degree in Communications from San Diego State University.

  BOARD AND COMMITTEES

      AUDIT COMMITTEE. The Audit Committee, which operates under a written charter adopted by the Board of Directors, makes recommendations to the Board regarding the selection, retention and termination of Hines' independent registered public accounting firm and reviews Hines' annual financial statements and internal controls. The Audit Committee is currently comprised of three directors who the Board has determined are independent directors under the rules of the NASDAQ Stock Market and the Securities and Exchange Commission: Messrs. Fallis, Morris and Tennant. The Board has also determined that Mr. Fallis is an "Audit Committee Financial Expert" and is independent under the rules of the Securities and Exchange Commission. The Audit Committee met two times and held three conference calls during 2005.

      COMPENSATION COMMITTEE. The Compensation Committee recommends action to the Board of Directors regarding the salaries and incentive compensation of elected officers of Hines and administers the Hines' bonus plans and the Hines Amended and Restated 1998 Long-Term Equity Incentive Plan (the "Incentive Plan"). The Compensation Committee is currently comprised of Messrs. Morris, Fallis, Reusche and Tennant and met three times during 2005.

      NOMINATIONS AND CORPORATE GOVERNANCE COMMITTEE. The Nominations and Corporate Governance Committee met once during the 2005 fiscal year. The Nominations and Corporate Governance Committee operates under a written charter adopted by the Board of Directors, recommends policies on the composition of the Board of Directors and nominees for membership on the Board of Directors and Board committees. The Nominations and Corporate Governance Committee charter has been posted and is available for public viewing in the Governance Info section of the Company's website at www.hineshorticulture.com. Information on the Company's website, however, is not incorporated by reference in, and does not form a part of, this Form 10-K/A.

      The Nominations and Corporate Governance Committee is currently composed of three directors, Messrs. Tennant, Fallis and Morris, who are independent directors under the rules of the NASDAQ Stock Market, as well as one director, Mr. Wood, who is not an independent director as defined under the rules of the NASDAQ Stock Market.

CODE OF ETHICS

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

DIRECTOR COMPENSATION

      Directors who are also employees of Hines receive no separate compensation for serving as directors or as members of Board committees. Directors who are not employees of Hines receive a $20,000 annual retainer paid in quarterly installments, $1,000 for each Board meeting attended in person or $500 for each Board meeting attended telephonically. In September 2005, Mr. Reusche, the chairman of the board, requested that Hines discontinue paying the annual retainer of $50,000 which it had previously paid to the chairman of the board. As a result, Mr. Reusche received a total of $37,500 as an additional retainer during 2005 as the chairman of the board.

      Excluding employee directors, the Chairperson of each committee receives an additional annual retainer of $3,500. All non-employee directors receive $500 for each committee meeting attended in person or telephonically. All directors are reimbursed for all travel-related expenses incurred in connection with their activities as directors. Directors are eligible to receive stock option grants under the Incentive Plan. Under the Incentive Plan, the number of options, if any, granted to directors and the terms and provisions of any options granted to directors are at the discretion of the Compensation Committee. No options were granted to any non-employee director during 2005.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      The Company's executive officers, directors and owners of more than 10 percent of the Company's securities are required under Section 16(a) of the Exchange Act to file reports of ownership and changes in ownership with the SEC. Pursuant to regulations adopted under the Sarbanes-Oxley Act of 2002, most transactions are now reportable within two days of the transaction and are required to be filed electronically with the SEC through its EDGAR system. To facilitate compliance, the Company assists with the preparation and filing of these reports on behalf of the Company's executive officers and directors. Hines is required to disclose in this Form 10-K/A any late filings or failures to file.

      Based solely upon a review of the filings made by the Company's executive officers and directors furnished to the Company pursuant to the Exchange Act during 2005 and written representations that no other reports were required during 2005, as well as the Company's records, all required reports were timely filed.

ITEM 11.  EXECUTIVE COMPENSATION

      The following table sets forth the aggregate cash compensation paid by Hines for services rendered during the years ended December 31, 2005, 2004 and 2003 to: (1) Hines' Chief Executive Officer and (2) Ms. Pieropan, the Company's other executive officer as of December 31, 2005 and (3) Messrs. Summers, Moehle and Trebing, who the Company's Board of Directors determined in April 2006 should be deemed to be executive officers after a review of their responsibilities and authorities. Although this determination was made in April 2006, the Company is including Messrs. Summers, Moehle and Trebing in the table for purposes of complete and additional disclosure as if they had been executive officers as of December 31, 2005. All of these persons are referred to collectively in this Form 10-K/A as the "Named Executive Officers."

SUMMARY COMPENSATION TABLE                                                                      LONG-TERM
                                                                                              COMPENSATION
                                                       ANNUAL COMPENSATION                       AWARDS
                                          -----------------------------------------------  --------------------
                                                                                               SECURITIES
                                                                                               UNDERLYING            ALL OTHER
                                                                SALARY         BONUS          OPTIONS/SARS          COMPENSATION
      Name and Principal Position             YEAR               ($)           ($)(1)            (#)(2)                ($)(3)
----------------------------------------  -------------      -------------  -------------  --------------------  -------------------
Robert A. Ferguson                            2005                325,000              -                      -        17,358
   CHIEF EXECUTIVE OFFICER,                   2004                325,000        257,520                100,000        14,365
   PRESIDENT AND DIRECTOR                     2003                230,000        205,625                100,000         7,397

Claudia M. Pieropan                           2005                218,064              -                      -         9,997
   CHIEF FINANCIAL OFFICER,                   2004                212,745        128,760                      -         7,217
   SECRETARY AND TREASURER                    2003                195,000         87,156                100,000         6,060

Lincoln B. Moehle                             2005                147,369         25,000                      -         6,759
   VICE PRESIDENT, EASTERN REGION             2004     (4)              -              -                      -             -
                                              2003     (4)              -              -                      -             -

Edwin G. Summers, Jr.                         2005                224,433         50,000                      -        13,828
   VICE PRESIDENT, WESTERN REGION             2004     (4)              -              -                      -             -
                                              2003     (4)              -              -                      -             -

Michael J. Trebing                            2005                192,536         75,000                      -        16,831
   VICE PRESIDENT, SALES                      2004     (4)              -              -                      -             -
                                              2003     (4)              -              -                      -             -

--------------
(1) Represents annual incentive compensation payments made under the Company's compensation plans paid during the calendar year indicated.
(2)  Represents options granted pursuant to the Company's Incentive Plan.
(3) For the 2005 fiscal year, the amounts disclosed in this column include the dollar value of premiums paid by Hines with respect to health insurance for Messrs. Ferguson, Moehle, Summers and Trebing and for Ms. Pieropan in the amounts of $7,610, $6,494, $8,804, $9,636 and $6,645, respectively. The remaining amounts disclosed in this column represent contributions for a Company-provided automobile and life insurance premiums.
(4)  Individual was not an executive officer during this year.

STOCK OPTION GRANTS DURING 2005

      No stock options were granted to any Named Executive Officer during 2005.

      The following table shows the stock option exercises and the value of unexercised stock options held by each Named Executive Officer as of December 31, 2005.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES

                                                                      NUMBER OF SECURITIES       VALUE OF UNEXERCISED
                                                                     UNDERLYING UNEXERCISED          IN-THE-MONEY
                                                                     OPTIONS/SARS ATFISCAL      OPTIONS/SARS AT FISCAL
                            SHARES ACQUIRED ON    VALUE REALIZED     YEAR-END EXERCISABLE/       YEAR-END EXERCISABLE/
           NAME                EXERCISE (#)             ($)          UNEXERCISABLE (#) (1)       UNEXERCISABLE ($)(1)
           ----                ------------       --------------     ---------------------       --------------------
Robert A. Ferguson                   -                  -                  200,000/0                      0/0
Claudia M. Pieropan                  -                  -                  100,000/0                      0/0
Lincoln B. Moehle                    -                  -                   10,000/0                      0/0
Edwin G. Summers, Jr.                -                  -                   30,001/0                      0/0
Michael J. Trebing                   -                  -                   30,000/0                      0/0


EMPLOYMENT AGREEMENTS

      Hines and each of Messrs. Ferguson and Summers and Ms. Pieropan are parties to employment/severance agreements (the "Employment Agreements"). The Employment Agreements provide that the executives shall devote their full time, attention, skill and ability to discharge the duties assigned to them, and will use their best efforts to promote and protect the interests of Hines. The Employment Agreements are terminable by each of the respective parties thereto at any time, for any reason and with or without cause, upon thirty days' advance written notice. The Employment Agreements provide, among other things, for an annual base salary (which may be increased by the Board of Directors), an annual cash bonus in an amount determined by the Board of Directors, participation in any senior management equity incentive plan which Hines adopts and certain other benefits. An executive shall have the option under the Employment Agreement to consider his or her employment terminated other than for cause in the event that
(i) he or she is required to accept a diminution in base salary or material diminution of other benefits described herein, or an assignment of employment duties which are not commensurate with his or her office described in the Employment Agreements and (ii) he or she has notified Hines in writing of his or her intention to terminate his or her employment on account of such diminution or assignment and Hines has failed to cure the situation within 15 days of receipt of such notice. If any such executive's employment is terminated for any reason, other than for cause, death or the executive's voluntary "at-will" termination, the executive will receive an amount equal to two times their annual base salary, plus a pro rata share of their bonus for the fiscal year in which such termination occurs.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

      The Compensation Committee is currently comprised of Messrs. Morris, Fallis, Reusche and Tennant, all of whom are directors of Hines. Mr. Reusche has served as Secretary and Treasurer of Hines and as the Assistant Secretary of Hines. Mr. Reusche has also served as a Vice President and Assistant Secretary of Hines Nurseries. Mr. Morris serves as the Chairman of the Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

      The shares of Common Stock are the Company's only outstanding class of voting securities. The following table furnishes, as of April 21, 2006, certain information as to the common shares beneficially owned by each of the current directors of the Company, by each of the individuals named in the Summary Compensation Table and by all current directors and executive officers of the Company as a group, as well as by the only persons known to the Company to beneficially own more than 5% of the outstanding common shares. Beneficial ownership of less than one percent is indicated by an asterisk (*). Unless otherwise indicated, the beneficial owner has sole voting and dispositive power as to all common shares reflected in the table. No effect has been given to shares reserved for issuance under outstanding stock options, except where otherwise indicated. All fractional common shares have been rounded to the nearest whole common share. The mailing address of each of the current executive officers and directors of the Company is 12621 Jeffery Road, Irvine, California, 92620.

                                                                         Common Shares
                                                                         Which Can Be
                                                                         Acquired upon
                                                    Number of Shares  Exercise of Options   Percent of
                                                      Beneficially     Exercisable Within     Class
                Name of Beneficial Owner                 Owned                 60 Days     Outstanding
                                                                              (1)              (2)
                                                    ----------------  -------------------  -----------
Madison Dearborn Capital Partners, L.P. (3)
   Three First National Plaza, Suite 3800                 11,785,628                   --        53.4%
   Chicago, IL 60602
California State Teachers' Retirement System (4)
  7667 Folsom Avenue                                       2,520,598                   --        11.4%
  Sacramento, California 95826
Abbott Capital 1330 Investors I, LP (5)                    1,314,115                   --         6.0%
  c/o Abbott Capital Management
  1211 Avenue of the Americas, Suite 4300
  New York, New York 10036
Boston Partners Asset Management, L.L.C. (6)               1,294,710                   --         5.9%
  28 State Street, 20th Floor
  Boston, MA 02109
Stan R. Fallis                                                15,000               45,000            *
Robert A. Ferguson                                           193,252              200,000         1.8%
Claudia M. Pieropan                                           65,632              100,000            *
Lincoln B. Moehle                                              6,428               10,000            *
G. Ronald Morris                                              12,000               36,000            *
Thomas R. Reusche                                                 --                   --            *
Edwin G. Summers, Jr.                                            600               30,001            *
James R. Tennant                                               7,000               21,000            *
Michael J. Trebing                                             9,843               30,000            *
Paul R. Wood (7)                                          11,785,628                   --        53.4%
All Executive Officers and Directors
  as a Group (10 persons)                                 12,095,383              472,001        55.7%


(1) Represents the shares that can be acquired through the exercise of stock options granted pursuant the Incentive Plan.
(2) Based on 22,072,549 shares of Common Stock outstanding as of April 21, 2006. Shares subject to options exercisable within 60 days of the April 21, 2006 are considered for the purpose of determining the percent of the class held by the holder of such options, but not for the purpose of computing the percentage held by others.
(3) Based solely on a Schedule 13D/A filed with the Securities and Exchange Commission ("SEC") on January 18, 2001. MDCP is the record holder of 10,785,628 shares. Madison Dearborn Capital Partners II, L.P. ("MDCP II") is the record holder of 1,000,000 shares. Because MDCP and MDCP II are under common control, MDCP may be deemed to be the beneficial owner of the shares held by MDCP II. The number of shares reported on the Schedule 13D/A filed with the SEC on January 18, 2001 included warrants held by MDCP to acquire 440,000 shares which expired without being exercised on December 31, 2005.

(4) Based solely on a Schedule 13G filed with the SEC on March 2, 2006.
(5) Based solely on a Schedule 13G/A filed with the SEC on February 14, 2006. Abbott Capital 1330 Investors I, LP ("Abbott") is the record holder of 1,308,036 shares. Abbott Co-Investment I, LLC ("LLC") is the record holder of 6,079 shares. Because Abbott and LLC are affiliated entities, Abbott may be deemed to be the beneficial owner of the shares held by LLC.
(6) Based solely on a Schedule 13G filed with the SEC on February 14, 2006.
(7) All of such shares are held by MDCP or MDCP II. Mr. Wood is a Managing Director of MDP, the ultimate general partner of MDCP and MDCP II, and therefore may be deemed to share voting and investment power over the shares owned by MDCP and MDCP II, and therefore to beneficially own such shares. Mr. Wood disclaims beneficial ownership of the shares owned by MDCP and MDCP
    II. The address of Mr. Wood is the address of MDCP.

EQUITY COMPENSATION PLAN INFORMATION

      The Company currently maintains the Incentive Plan under which Common Stock is authorized for issuance to employees and directors upon the exercise of options. The Company's stockholders have approved this plan. As of December 31, 2005, the Company did not have outstanding any options, warrants or rights under any other equity compensation plan. The following table provides aggregate information regarding the shares of Common Stock that may be issued upon the exercise of options, warrants and rights under all of the Company's equity compensation plans as of December 31, 2005.

                                                                                            Number of securities
                                                                                             remaining available
                                                                                             for future issuance
                                          Number of securities                                  under equity
                                            to be issued upon        Weighted-average        compensation plans
                                               exercise of          exercise price of       (excluding securities
             Plan category                 outstanding options     outstanding options          reflected in
                                               and rights               and rights               column(a))
 ---------------------------------------  ----------------------  -----------------------  ------------------------
                                                   (a)                     (b)                       (c)
 ---------------------------------------  ----------------------  -----------------------  ------------------------
 Equity compensation plans approved by         869,110 (1)                   $ 6.22             2,720,100 (2)
 security holders
 Equity compensation plans not                      --                       $   --                    --
 approved by security holders
                                          ----------------------                           ------------------------
    Total                                      869,110                                          2,720,100
                                          ======================                           ========================

(1) Represents shares of Common Stock that may be issued pursuant to outstanding options granted under the Incentive Plan.

(2) Represents shares of Common Stock that may be issued pursuant to options available for future grant under the Incentive Plan.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      MDCP, the Company's principal shareholder, provided a guarantee for the extension of the Company's old $30.0 million seasonal revolving loan commitment under its old amended senior credit facility with a third-party lender. On November 28, 2000, in exchange for MDCP's original guaranty of the Company's seasonal revolving loan, the Company issued a warrant to MDCP to purchase 440,000 shares of Common Stock at an exercise price of $3.50 per share. The warrant expired unexercised on December 31, 2005. As a result of the refinancing completed in September 2003, there is no longer a guaranty of the $30.0 million seasonal revolving loan by MDCP.

      In 1995 the Company sold 290 acres of its Forest Grove, Oregon nursery facility property to Blooming Farm, Inc., a corporation owned by Madison Dearborn Capital Partners and by Mr. Ferguson, the Company's Chief Executive Officer and President, Ms. Pieropan, the Company's Chief Financial Officer,

Secretary and Treasurer, Stephen Thigpen, the Company's former Chief Executive Officer, and other members of the Company's current and former management. As payment in full for the 290 acres, Blooming Farm issued an interest-only promissory note to the Company in the amount of $826,865 secured by a deed of trust on the land. In 1996 the Company sold an additional 53 acres to Blooming Farm. As payment in full for the 53 acres, Blooming Farm issued an interest-only promissory note to the Company in the amount of $151,050 secured by a deed of trust on the 53 acres. The maturity date of each of these promissory notes is May 31, 2008.

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

      The Company is a party to a registration rights agreement whereby MDCP has the right, subject to certain restrictions, to cause the Company to register shares of the Company's Common Stock for sale under the Securities Act. Pursuant to the agreement, the Company is required to pay the registration expenses associated with such registrations.

      Pursuant to a stockholders agreement, the Company has the option to repurchase shares of Common Stock owned by Mr. Ferguson and Ms. Pieropan in the event of termination for fraud and MDCP, Mr. Ferguson, Ms. Pieropan and certain of the Company's former executive officers have the right to participate in certain registrations of securities by the Company.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

      AUDIT FEES. Aggregate fees for professional services rendered by PricewaterhouseCoopers LLP ("PwC") for the audit of the Company's annual financial statements and the review of the Company's quarterly financial statements for fiscal 2005 and 2004 were $356,020 and $285,000, respectively. In addition, audit fees of $31,160 for consultations on accounting and financial reporting standards were incurred for fiscal 2005.

      AUDIT-RELATED FEES. The aggregate fees for services rendered by PwC for audit-related services for the Company's 2005 and 2004 fiscal years were $22,300 and $0, respectively. Audit-related fees for fiscal 2005 principally included advisory work in connection with Section 404 of the Sarbanes-Oxley Act of 2002.

      TAX FEES. The aggregate fees for tax services for the Company's 2005 and 2004 fiscal years were $4,300 and $0, respectively. The tax services rendered by PwC primarily consisted of tax compliance and advisory services.

      ALL OTHER FEES. None.

AUDIT COMMITTEE POLICY REGARDING PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT SERVICES OF THE COMPANY'S INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

      The Audit Committee pre-approved all services described above for fiscal 2005, including non-audit services, and has determined that these fees and services are compatible with maintaining the independence of PwC. The Company's Audit Committee requires that each service provided by PwC be pre-approved by the committee.

                                     PART IV

ITEM 15.  EXHIBITS

     EXHIBITS. The following exhibits are filed as part of this report:

                                INDEX TO EXHIBITS

    EXHIBIT
     NUMBER        DESCRIPTION
     ------        -----------
       2.1         Acquisition Agreement, dated as of March 18, 2002, by and
                   among Hines Horticulture, Inc., Hines Nurseries, Inc., Sun
                   Gro Horticulture, Inc., Sun Gro Horticulture Canada Ltd. And
                   Sun Gro Horticulture Income Fund. (1)
       2.2         Asset Purchase Agreement, dated as of March 26, 2002, by and between Sun Gro Horticulture, Inc. and Sun Gro Horticulture
                   Canada Ltd. (1)
       2.3         Underwriting Agreement, dated as of March 18, 2002, by and among Hines Horticulture, Inc., Sun Gro Horticulture, Inc.
                   and Sun Gro Horticulture Income Fund. (1)
       3.1         Restated Certificate of Incorporation of Hines Horticulture,
                   Inc. (3)
       3.2         Amended and Restated By-laws of Hines Horticulture, Inc. (3)
       4.1         Indenture, dated as of September 30, 2003, between Hines
                   Nurseries, Inc., Hines Horticulture, Inc., the Subsidiary
                   Guarantors named therein and the Bank of New York, as
                   Trustee, relating to Hines Nurseries, Inc.'s $175,000,000
                   10.25% Senior Notes due 2011. (4)
       4.2         Holdings Guaranty dated September 30, 2003, by Hines
                   Horticulture, Inc., in favor of and for the benefit of,
                   Deutsche Bank Trust Company Americas, as Guaranteed Party.
                   (4)
       4.3         Form of 144A Senior Note due 2011. (4)
       4.4         Form of Senior Note due 2011. (4)
       4.5         Form of Regulation S Senior Note due 2011. (4)
       4.6         Registration Rights Agreement, dated as of September 30,
                   2003, between Hines Nurseries, Inc., Hines Horticulture,
                   Inc., Hines SGUS Inc., Enviro-Safe Laboratories, Inc. and the
                   Initial Purchasers named therein. (4)
      10.1         Employment Agreement dated, as of August 3, 1995 between
                   Hines Horticulture and Robert A. Ferguson. (8)*
      10.2         Employment Agreement, dated as of August 4, 1995 between
                   Hines Horticulture and Claudia M. Pieropan. (2)*
      10.3         Amended and Restated 1998 Long-Term Equity Incentive Plan, as
                   Amended. (11)*
      10.4         Form of Incentive Stock Option Agreement. (3)*
      10.5         Stock Purchase Agreement, dated September 9, 1999 between
                   Hines Nurseries, Inc. and those individuals whose names are set forth on the Signature Page to Stock Purchase Agreement.
                   (8)
      10.6         Purchase Agreement, dated March 3, 2000 by and among Hines
                   Nurseries, Inc., Lovell Farms, Inc., Botanical Farms, Inc.,
                   Warren W. Lovell III, Jeffrey S. Lovell, Jenifer E. Moreno,
                   as Trustee of the Trace Lovell Family Investment Trust and
                   Enrique A. Yanes. (5)
      10.7         Warrant and Guarantee Agreement, dated November 28, 2000 by and between Hines Horticulture, Inc., Hines Nurseries, Inc.
                   and Madison Dearborn Capital Partners, L.P. (6)
      10.8         Warrant, dated November 28, 2000, issued by Hines
                   Horticulture, Inc. to Madison Dearborn Capital Partners, L.P.
                   (6)
      10.9         Amended and Restated Promissory Note by Blooming Farm, Inc.
                   in favor of Hines Nurseries, Inc. dated September 22, 2003.
                   (4)
      10.10        Amended and Restated Secured Promissory Note by Blooming
                   Farm, Inc. in favor of Hines Nurseries, Inc. dated September
                   22, 2003. (4)
      10.11        Amended and Restated Ground Lease, dated September 1, 1996 by and between The Irvine Company and Hines Horticulture, Inc.
                   (4) **
      10.12        Addendum No. 1 to Amended and Restated Ground Lease, dated
                   October 29, 1996 by and between The Irvine Company and Hines
                   Horticulture, Inc. (4)
      10.13        Addendum No. 2 to Amended and Restated Ground Lease, dated
                   December 18, 1997 by and between The Irvine Company and Hines
                   Horticulture, Inc. (4)
      10.14        Addendum No. 3 to Amended and Restated Ground Lease, dated
                   May 19, 2003 by and between The Irvine Company and Hines
                   Nurseries, Inc. (4) **

      10.15 Letter Agreement, dated September 18, 2003 by and between The Irvine Company and Hines Nurseries, Inc. (4)**
      10.16 Credit Agreement, dated September 30, 2003 among Hines Nurseries, Inc., Enviro-Safe Laboratories, Inc., and Hines SGUS Inc., as Borrowers, the lenders listed therein, Deutsche Bank Trust Company Americas, as Agent, Fleet Capital Corporation and Lasalle Business Credit, LLC, as Co-Syndication Agents, and Harris Trust and Savings Bank and Wells Fargo Bank, N.A., as Co-Documentation Agents. (4)
      10.17 Security Agreement, dated September 30, 2003, among Hines Nurseries, Inc., Enviro-Safe Laboratories, Inc., Hines SGUS Inc., and Hines Horticulture, Inc., as Grantors, and Deutsche Bank Trust Company Americas, as agent for and representative of the beneficiaries named therein. (4)
      10.18 Registration Agreement dated as of June 11, 1998 by and between Hines Holdings, Inc. and MDCP. (3)
      10.19 First Amendment to Credit Agreement, effective as of June 30, 2005. (9)
      10.20 Waiver Regarding Financial Covenants dated October 13, 2005, among Hines Nurseries, Inc. and Hines SGUS Inc., as borrowers, the lenders listed therein, and Deutsche Bank Trust Company Americas, as agent. (9)
      10.21 Second Amendment to Credit Agreement, effective as of February 3 2006. (11)
      10.22 Real Property Purchase and Sale Agreement and Escrow Instructions, dated September 12, 2005, by and between Hines Nurseries, Inc. and Quantum Ventures, LLC. (10)
      10.23 Summary of Oral Amendment to Real Property Purchase and Sale Agreement and Escrow Instructions, dated September 12, 2005, by and between Hines Nurseries, Inc. and Quantum Ventures, LLC. (10)
      10.24        Lease Agreement dated November 7, 2005, by and between Hines
                   Nurseries, Inc. and Quantum Ventures, LLC. (10)
      10.25        Option Agreement, dated April 30, 2005, by and between Hines
                   Nurseries, Inc. and Triad Communities, L.P. (11)
      10.26        First Amendment to Option Agreement, dated February 28, 2005, by and between Hines Nurseries, Inc. and Triad Communities, L.P. (11)
      10.27 Exercise of Option Agreement, dated March 1, 2006, by and between Hines Nurseries, Inc. and Triad Communities, L.P.
                   (11)
      10.28 Employment Agreement, dated August 3, 1995, by and between Edwin G. Summers, Jr. and Hines Horticulture, Inc.(+)*
      10.29        Hines Horticulture, Inc. Executive Incentive Plan 2004 (+)*
      21.1         Subsidiaries of the Company. (7)
      23.1         Consent of independent registered public accounting firm (11)
      31.1 Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(+)
      31.2 Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(+)
      32.1 Certification of Chief Operating Executive Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002. (+)(++)
      32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002. (+)(++)
________________
+        Filed herewith.
*        Management contract or compensatory arrangement.
** Confidential treatment requested as to certain portions of the exhibit which have been filed separately with the Securities and Exchange Commission
++ This certification shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.
(1) Incorporated by reference to Hines Horticulture, Inc.'s Form 8-K filed on April 10, 2002.
(2) Incorporated by reference to Hines Holdings, Inc.'s Registration Statement on Form S-4, File No. 33-99452, filed on November 15, 1995 and amended on December 22, 1995 and January 6, 1996.
(3) Incorporated by reference to Hines Horticulture, Inc.'s Registration Statement on Form S-1, File No. 333-51943, filed on May 6, 1998 and amended on May 26 1998 and June 16, 1998.

(4) Incorporated by reference to Hines Horticulture, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003
(5) Incorporated by reference to Hines Horticulture, Inc.'s Form 8-K filed on March 17, 2000.
(6) Incorporated by reference to Hines Horticulture, Inc.'s Form 8-K filed on November 29, 2000.
(7) Incorporated by reference to Hines Horticulture, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2003.
(8) Incorporated by reference to Hines Horticulture, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2004.
(9) Incorporated by reference to Hines Horticulture, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.
(10) Incorporated by reference to Hines Horticulture, Inc.'s Form 8-K filed on November 9, 2005.
(11) Incorporated by reference to Hines Horticulture, Inc.'s Form 10-K filed on March 28, 2006.

                                    SIGNATURE


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 12, 2006.

                  HINES HORTICULTURE, INC.

                         /s/ CLAUDIA M. PIEROPAN
                         -----------------------
                         Name: Claudia M. Pieropan
                         Title: Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)