Form 10-Q
period 2006-03-31
HINES HORTICULTURE INC
filed 2006-05-15
CIK 1003515

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2006 OR

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                  Yes(X) No( )

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ( )     Accelerated filer ( )  Non-accelerated filer (X)

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                  Yes( ) No(X)

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     As of May 11, 2006, there were 22,072,549 shares of Common Stock, par value $0.01 per share, outstanding.
================================================================================

                            HINES HORTICULTURE, INC.
                                      INDEX

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)                               Page No.
                                                                        --------

         Condensed Consolidated Balance Sheets as of March 31, 2006
         and December 31, 2005                                                 3

         Condensed Consolidated Statements of Operations for the
         Three Months Ended March 31, 2006 and 2005                            4

         Condensed Consolidated Statements of Cash Flows for the
         Three Months Ended March 31, 2006 and 2005                            5

         Notes to the Condensed Consolidated Financial Statements              6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            13

Item 3.  Quantitative and Qualitative Disclosures About Market Risk           20

Item 4.  Controls and Procedures                                              20

                           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings                                                    21

Item 1A. Risk Factors                                                         21

Item 6.  Exhibits                                                             21

         Signature                                                            22

         Index to Exhibits                                                    23


Note: Items 2, 3, 4 and 5 of Part II are omitted because they are not applicable.

PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements

                                  HINES HORTICULTURE, INC.
                           CONDENSED CONSOLIDATED BALANCE SHEETS
                            MARCH 31, 2006 AND DECEMBER 31, 2005
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                        (UNAUDITED)

ASSETS                                                          March 31,     December 31,
                                                                 2006             2005
                                                              ------------    ------------
CURRENT ASSETS:
        Cash                                                  $         60    $         62
        Accounts receivable, net                                    38,358          16,444
        Inventories                                                201,685         183,281
        Consigned inventories                                        2,181           1,350
        Prepaid expenses and other current assets                    3,411           2,666
        Assets held for sale                                           484             484
                                                              ------------    ------------

                 Total current assets                              246,179         204,287
                                                              ------------    ------------

FIXED ASSETS, net                                                  120,503         122,234

DEFERRED FINANCING EXPENSES, net                                     5,986           6,207
DEFERRED INCOME TAXES                                               11,481          11,481
GOODWILL                                                            43,926          43,926
                                                              ------------    ------------

                                                              $    428,075    $    388,135
                                                              ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
        Accounts payable                                      $     26,545    $     12,624
        Accrued liabilities                                         12,381          11,474
        Accrued payroll and benefits                                 4,532           4,453
        Accrued interest                                             9,332           4,711
        Borrowings on revolving credit facility                     38,059          10,080
        Deferred income taxes                                       63,052          66,127
                                                              ------------    ------------

                 Total current liabilities                         153,901         109,469
                                                              ------------    ------------

LONG-TERM DEBT                                                     175,000         175,000
DEFERRED GAIN ON LAND SALE                                          39,880          39,880
OTHER LIABILITIES                                                    5,310           5,378
                                                              ------------    ------------

                 Total liabilities                                 374,091         329,727
                                                              ------------    ------------


SHAREHOLDERS' EQUITY
        Preferred stock
           Authorized - 2,000,000 shares, $0.01 par value;
           none outstanding                                             --              --
        Common stock
           Authorized - 60,000,000 shares, $0.01 par value;
           Issued and outstanding - 22,072,549 shares
           at March 31, 2006 and December 31, 2005                     221             221
        Additional paid-in capital                                 128,781         128,781
        Accumulated deficit                                        (75,018)        (70,594)
                                                              ------------    ------------

                 Total shareholders' equity                         53,984          58,408
                                                              ------------    ------------

                                                              $    428,075    $    388,135
                                                              ============    ============


 The accompanying notes are an integral part of these condensed consolidated financial statements.




                               HINES HORTICULTURE, INC.
                    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      Three Months Ended March 31, 2006 and 2005
                       (Dollars in thousands, except share data)
                                      (Unaudited)

                                                           Three Months Ended March 31,

                                                             2006            2005
                                                         ------------    ------------


Sales, net                                               $     56,902    $     63,990
Cost of goods sold                                             30,885          32,766
                                                         ------------    ------------
    Gross profit                                               26,017          31,224
                                                         ------------    ------------

Selling and distribution expenses                              21,441          22,564
General and administrative expenses                             5,805           5,945
Other operating expenses (income), net                            742            (115)
                                                         ------------    ------------
    Total operating expenses                                   27,988          28,394
                                                         ------------    ------------

    Operating (loss) income                                    (1,971)          2,830

Other expenses (income)
   Interest, net                                                5,157           6,240
   Interest rate swap agreement income                             --            (895)
   Amortization of deferred financing expenses                    371             445
                                                         ------------    ------------
                                                                5,528           5,790
                                                         ------------    ------------

Loss before income tax benefit                                 (7,499)         (2,960)

Income tax benefit                                             (3,075)         (1,214)
                                                         ------------    ------------

Net loss                                                 $     (4,424)   $     (1,746)
                                                         ============    ============


Basic and diluted earnings per share:
Net loss per common share                                $      (0.20)   $      (0.08)
                                                         ============    ============

Weighted average shares outstanding--basic and diluted     22,072,549      22,072,549
                                                         ============    ============



The accompanying notes are an integral part of these condensed consolidated financial statements.



                              HINES HORTICULTURE, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Three Months Ended March 31, 2006 and 2005
                               (Dollars in thousands)
                                     (Unaudited)

                                                        Three Months Ended March 31,

                                                           2006             2005
                                                       ------------    ------------

CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                           $     (4,424)   $     (1,746)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
         Depreciation                                         2,830           2,628
         Accretion of asset retirement obligations                2              31
         Amortization of deferred financing expenses            371             445
         Interest rate swap agreement income                     --            (895)
         Gain on sale of assets                                 (20)           (115)
         Deferred income taxes                               (3,075)         (1,214)

Change in working capital accounts:
    Accounts receivable                                     (21,914)        (27,442)
    Inventories                                             (19,303)        (26,236)
    Prepaid expenses and other current assets                  (752)         (1,091)
    Accounts payable and accrued liabilities                 19,317          18,422
                                                       ------------    ------------

        Net cash used in operating activities               (26,968)        (37,213)
                                                       ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of fixed assets                                   (963)         (2,472)
    Proceeds from sale of fixed assets                          100             132
    Proceeds from land sale option                               --           1,100
                                                       ------------    ------------

        Net cash used in investing activities                  (863)         (1,240)
                                                       ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net borrowings on revolving line of credit               27,979          38,232
    Repayments of long-term debt                                 --              (5)
    Deferred financing expenses incurred                       (150)             --
                                                       ------------    ------------

        Net cash provided by financing activities            27,829          38,227
                                                       ------------    ------------


NET CHANGE IN CASH                                               (2)           (226)

CASH, beginning of period                                        62             600
                                                       ------------    ------------

CASH, end of period                                    $         60    $        374
                                                       ============    ============


Supplemental disclosure of cash flow information:
    Cash paid for interest                             $        478    $     10,689
    Cash paid for income taxes                         $      1,046    $         22


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

     Significant Accounting Policies
     -------------------------------

          In March 2005, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" (FIN 47). FIN 47 clarifies the accounting for conditional asset retirement obligations as used in SFAS No. 143, "Accounting for Asset Retirement Obligations." A conditional asset retirement obligation is an unconditional legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. Therefore, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation under SFAS No. 143 if the fair value of the liability can be reasonably estimated. The Company has identified and recorded a liability of approximately $400 in connection with its known conditional asset retirement obligations. As the Company continues to evaluate and identify additional asset retirement obligations, additional liabilities will be recorded when the future obligations can be reasonably estimated.

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

          Accordingly, footnotes and other disclosures, which would substantially duplicate the disclosures contained in the Company's Form 10-K for the year ended December 31, 2005, as amended, filed on May 12, 2006 by Hines under the Securities Exchange Act of 1934, as amended, have been omitted. The financial information herein is not necessarily representative of a full year's operations. The year-end condensed balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

3.   Earnings Per Share:
     -------------------

          Earnings per share are calculated in accordance with Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings per Share," which requires the Company to report both basic earnings per share, based on the weighted-average number of common shares outstanding, and diluted earnings per share, based on the weighted-average number of common shares outstanding adjusted to include the potentially dilutive effect of outstanding stock options and warrants using the treasury method. For the three months ended March 31, 2006 and 2005, shares related to the employee stock options in the amount of 868,415 and 1,070,445, respectively, were excluded from the computation of diluted earnings per share because they would have been anti-dilutive. In addition, for the three months ended March 31, 2006 and March 31, 2005, the incremental shares related to zero and 440,000 warrants outstanding, respectively, were excluded from the computation of diluted earnings per share because they would have been anti-dilutive. The 440,000 warrants expired on December 31, 2005.

4.   Stock-Based Compensation:
     -------------------------

          The Company's 1998 Long-Term Equity Incentive Plan (the "1998 Stock Plan"), which is shareholder-approved, permits the grant of stock options, stock appreciation rights, restricted stock, performance awards and any combination of the foregoing to certain directors, officers and employees of the Company and its subsidiaries. Option awards are generally granted with an exercise price equal to or greater than the market price of the Company's stock at the date of grant; those option awards generally vest over a period of four years subject to continuous service and have 10-year contractual terms.

          Effective the beginning of the first quarter of fiscal year 2006, the Company adopted the provisions of SFAS No. 123(R) using the modified prospective transition method. Under this method, prior periods are not restated. The provisions of SFAS 123(R) apply to new stock options and stock options outstanding, but not yet vested, on the effective date. As of December 31, 2005, all outstanding options were fully vested.

          Prior to January 1, 2006, the Company measured stock compensation expense using the intrinsic value method of accounting in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations (APB No. 25). Thus, expense was generally not recognized for the Company's employee stock option plans. Results for prior periods have not been restated.

     PRO FORMA IMPACT IN Q1 2005 HAD THE COMPANY APPLIED THE FAIR VALUE PROVISIONS OF SFAS NO. 123

          The following table shows net income and EPS had the Company applied the fair value method of accounting for stock-based compensation in accordance with SFAS No. 123 during the first quarter of 2005 (in thousands, except per share data).

                                                              Three months ended
                                                                March 31, 2005
                                                              ------------------
Net loss, as reported                                         $          (1,746)
Stock-based compensation expense, net of tax                                (11)
                                                              ------------------
Pro forma net loss                                            $          (1,757)
                                                              ==================

Net loss per share:

Basic and diluted - as reported                                $          (0.08)
                                                               =================
Basic and diluted - pro forma                                  $          (0.08)
                                                               =================

          The weighted-average assumptions used in estimating the fair value of stock options granted during the period, along with the weighted-average grant date fair values, were as follows:

                                                       2006           2005
                                                       ----           ----
          Dividend Yield                                  N/A             0%
          Expected volatility                             N/A         83.86%
          Risk-free interest rate                         N/A          3.48%
          Expected life                                   N/A     Four years
          Forfeiture Rate                                 N/A             0%

          Valuation Method - The Company estimates the fair value of stock options granted using the Black-Scholes option-pricing model and a single option award approach.

          Expected Dividend - No dividends are expected to be paid.

          Expected Volatility - The computation of expected volatility is based on the historical volatility.

          Risk-Free Interest Rate - The risk-free interest rate used in the Black-Scholes valuation method is based on the implied yield currently available on U.S. Treasury securities with an equivalent remaining term.

          Expected Term - The expected term represents the period the Company's stock-based awards are expected to be outstanding and was determined based on historical experience with similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior as influenced by changes to the terms of its stock-based awards.

          Forfeiture rate - The forfeiture rate is an estimate of the percentage of granted stock options that will be cancelled prior to becoming vested. The Company has estimated this to be 0% because of the historically small amount of forfeitures in prior periods with the exception of the stock option exchange that took place in 2002. In the exchange a large number of options were cancelled and reissued to the same individuals.

          There were no stock option grants during the three months ended March 31, 2006; accordingly, there was no determination of fair value during this period.

          A summary of the status of the Company's stock option plan as of March 31, 2006:

                                                   2006
                                     --------------------------------

                                                     Weighted Average       Aggregate
                                        Shares        Exercise Price      Intrinsic Value
                                     -------------   -----------------    ---------------

Outstanding at December 31, 2005           869,110       $     6.22
Granted                                         --               --
Exercised                                       --               --
Cancelled                                   (1,750)           10.21
                                     -------------
Outstanding - March 31, 2006               867,360       $     6.21        $           2
                                     =============                        ===============

Exercisable                                867,360       $     6.21        $           2
                                     =============                        ===============


Weighted average fair value
  of options granted during period                       $      --


          The aggregate intrinsic value represents the difference between the exercise prices of the underlying awards and the quoted price of the Company's common stock for those awards that have an exercise price below the quoted price on March 31, 2006. The Company had options outstanding on March 31, 2006 to purchase an aggregate of 12,000 shares with an exercise price below the quoted price of the Company's common stock resulting in an aggregate intrinsic value of $2.

          The weighted average remaining contractual life was five years at March 31, 2006. As of March 31, 2006, expiration dates ranged from June 22,
     2008 to February 18, 2013.

                                                       OUTSTANDING                              EXERCISABLE
                                      ----------------------------------------------   ------------------------------

                                                         Average        Weighted                           Weighted
                                        Number of      Remaining       Average of         Number of       Average of
          Range of exercise price        Options      Contract Life   Exercise Price       Options      Exercise Price
          -----------------------     -------------   -------------   -------------      -------------   -------------
          $3.32 to $5.00                     81,000        5.31       $      4.53               81,000    $     4.53

          $5.50                             632,660        6.15              5.50              632,660          5.50

          $6.00 to $8.00                     34,200        3.57              6.71               34,200          6.71

          $11.00                            119,500        2.33             11.00              119,500         11.00
          -----------------------     -------------   -------------   -------------      -------------   -------------

          Total                             867,360        5.46              6.21              867,360          6.21
                                      =============                                      =============

5.   Inventories:
     ------------

          Inventories consisted of the following:


                                                    March 31,      December 31,
                                                      2006             2005
                                                  -------------   -------------
          Nursery stock                           $     186,706   $     172,845
          Material and supplies                          14,979          10,436
                                                  -------------   -------------
               Subtotal                                 201,685         183,281
          Consigned inventory                             2,181           1,350
                                                  -------------   -------------
                                                  $     203,866   $     184,631
                                                  =============   =============

6.   New Accounting Standards:
     -------------------------

         In November 2004, the FASB issued SFAS No. 151, "Inventory Costs," which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. The Company adopted SFAS No. 151 on January 1, 2006. The adoption of SFAS No. 151 did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

          In December 2004, the FASB issued SFAS No. 153, "Exchange of Non-Monetary Assets - An Amendment of ARB Opinion No. 29," which requires non-monetary asset exchanges to be accounted for at fair value. The Company is required to adopt the provisions of SFAS No. 153 for non-monetary exchanges occurring in fiscal periods beginning after June 15, 2005. The Company adopted SFAS No. 153 on January 1, 2006. The adoption of SFAS No. 153 did not have an impact on the Company's consolidated financial position, results of operations or cash flows.

          In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections." SFAS No. 154 replaces APB Opinion No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements," and changes the requirements for the accounting and reporting of a change in an accounting principle. This statement applies to all voluntary changes in an accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. APB Opinion No. 20 previously required that most voluntary changes in an accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This statement requires retrospective application to prior periods' financial statements of changes in an accounting principle. The Company adopted SFAS No. 154 on January 1, 2006. The adoption of SFAS No. 154 did not have an impact on the Company's consolidated financial position, results of operations or cash flows.

          In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments - An Amendment of FASB Statement No. 133 and 140." SFAS No. 155 simplifies the accounting for certain hybrid financial instruments that contain an embedded derivative that otherwise would have required bifurcation. SFAS No. 155 also eliminates the interim guidance in SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which provides that beneficial interest in securitized financial assets is not subject to the provisions of SFAS No. 133. SFAS No. 155 is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The Company does not believe that the adoption of SFAS No. 155 will have a material impact on its consolidated financial position, results of operations or cash flows.

7.   Senior Credit Facility:
     -----------------------

          On September 30, 2003, the Company amended and restated its Senior Credit Facility. Hines Nurseries and its domestic operating subsidiaries are borrowers under the Senior Credit Facility. The Senior Credit Facility currently consists of a revolving loan with availability of up to $120,000 (subject to borrowing base limits). The revolving loan also permits the ability to obtain letters of credit up to a sub-limit.

          The Senior Credit Facility was amended by the First Amendment to Credit Agreement dated as of June 30, 2005 (the "First Amendment"), then again pursuant to a Waiver Regarding Financial Covenants dated as of October 13, 2005 (the "Waiver"), and by the Second Amendment to Credit Facility dated as of February 3, 2006 (the "Second Amendment"). On November 8, 2005, in accordance with the Waiver, at the Company's request the availability of the revolving loan was reduced from $145,000 to $120,000 (subject to borrowing base limits).

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

          The Senior Credit Facility requires Hines Nurseries and its subsidiaries to meet specific covenants and financial ratios, including a minimum fixed charge coverage test, a maximum leverage test and a maximum capital expenditure test. The new Senior Credit Facility contains customary representations and warranties and customary events of default and other covenants. As of March 31, 2006, the Company was in compliance with its covenants.

          FIRST AMENDMENT TO SENIOR CREDIT FACILITY. Effective June 30, 2005, Hines Nurseries negotiated and entered into the First Amendment to the Senior Credit Facility. The First Amendment amended the Senior Credit Facility to require that the proceeds from the sale of 122 acres of unimproved property in Miami, Florida on November 7, 2005 ("Miami Land Sale") be used to pay down the term loan. In accordance with the First Amendment, the Company repaid the term loan in its entirety on November 8, 2005 with the completion of the Miami Land Sale. The First Amendment also amended the calculation of the fixed charge coverage ratio and the leverage ratio to allow as an addition to Earnings Before Income Taxes, Depreciation and Amortization ("EBITDA") certain adjustments related to work force reductions and requires Hines to meet less restrictive minimum fixed charge coverage ratio for the last fiscal quarter of 2005, for each fiscal quarter of 2006 and for the first fiscal quarter of 2007 and maximum leverage ratios for the last fiscal quarter of 2005, for each fiscal quarter of 2006 and the first and second fiscal quarters of 2007.

          SECOND AMENDMENT TO SENIOR CREDIT FACILITY. In February 2006, Hines Nurseries negotiated and entered into the Second Amendment to the Senior Credit Facility dated as of September 30, 2003. The Second Amendment amends the calculation of the minimum fixed charge coverage ratio for the first quarter of 2006 and thereafter. The Second Amendment also eliminates the maximum leverage ratio.

          INTEREST RATE; FEES. The interest rate on the loans under the Senior Credit Facility may be, at the Company's option, Prime rate loans or LIBOR rate loans. Prime rate loans under the revolving loan bear interest at the Prime lending rate plus an additional amount that ranges from 0.75% to 1.75%, depending on its consolidated leverage ratio. Currently, the applicable margin for Prime rate loans is 1.75% for the revolving loan.

          LIBOR rate loans under the revolving loan bear interest at the LIBOR rate plus an additional amount that ranges from 1.75% to 2.75%, depending on its consolidated leverage ratio. Currently, the applicable margin for LIBOR rate loans is 2.75% for the revolving loan. In addition to paying interest on outstanding principal, the Company is required to pay a commitment fee on the daily average unused portion of the revolving loan which accrues based on the utilization of the revolving loan.

          BORROWING BASE. Availability of borrowings under the revolving loan are subject to a borrowing base consisting of the sum of (i) 85% of eligible accounts receivable plus (ii) the lesser of (x) up to 55% of eligible inventory or (y) 85% of the appraised net orderly liquidation value of eligible inventory.

          The Company must deliver borrowing base certificates and reports at least monthly. The borrowing base also may be subject to certain other adjustments and reserves to be determined by the agent. Eligible accounts receivable of both The Home Depot, the Company's largest customer, and Lowe's Companies, Inc., its second largest customer, may not exceed 30% of total eligible accounts receivable at any time. At March 31, 2006, the Company had $73,133 of available credit.

8.   Long-Term Debt:
     ---------------

     SENIOR NOTES. On September 30, 2003, Hines Nurseries issued $175,000 of senior subordinated notes that mature on October 1, 2011 (the "Senior Notes"). The Senior Notes bear interest at the rate of 10.25% per annum and will be payable semi-annually in arrears on each April 1 and October 1, which commenced on April 1, 2004.

          GUARANTEES. Hines Horticulture and each of its subsidiaries, subject to certain exceptions, have jointly and severally, fully and unconditionally guaranteed, on a senior unsecured basis, the obligations of Hines Nurseries under the Senior Notes.

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

9.   Assets Held for Sale:
     ---------------------

          On March 1, 2006, the Company received notice that Triad Communities, L.P. exercised its option to purchase, pursuant to the previously disclosed Option Agreement dated April 30, 2003, the Company's 168-acre property in Vacaville, California. The total book value of assets related to the sale of the land was approximately $484. The Option Agreement provides that the gross purchase price of the property be $15,100. On April 3, 2006, the Company successfully completed the sale of the land and received net proceeds of $14,300. Total proceeds from the Option Agreement and sale of the land were approximately $16,900, which include approximately $2,600 in option payments already received.

          Under the terms of the Option Agreement, the Company is able to transition off the land in three phases from 2006 to 2008. The three phases of transition will be July 1, 2006, July 1, 2007 and July 1, 2008, and will consist of approximately 24 acres, 88 acres and 56 acres, respectively. The Company is continuing to develop replacement acreage and infrastructure at its 842-acre Winters South facility in Northern California.

          The entire gain will be deferred, due to our continuing involvement, as defined in SFAS No. 98, "Accounting for Leases," in the property.

10.  Deferred Gain on Land Sale
     --------------------------

          On November 7, 2005, the Company successfully completed the sale of 122 acres of unimproved property in Miami, Florida and received net proceeds of approximately $47,000. The Company entered into a two-year lease agreement with the buyer to lease the property while transitioning operations to other locations. The Company will lease the entire property for a one-year period, with a thirty-day extension right, and will then vacate approximately 33 acres. The Company will lease the remaining 89 acres for an additional one-year period, with extension rights for an additional ninety days, and will then vacate the remaining acreage. The Company will pay the buyer rent of five hundred dollars per outstanding acre, annually, during the lease term. The entire gain has been deferred due to our continuing involvement, as defined in SFAS No. 98, "Accounting for Leases," in the property.

11.  Guarantor/Non-guarantor Disclosures:
     ------------------------------------

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

     There are a number of risks, uncertainties and important factors that might cause actual results to differ from any results expressed or implied by such forward looking statements. In addition to the risks, uncertainties and other factors discussed elsewhere in this Form 10-Q, the risks, uncertainties and other factors that could cause or contribute to actual results differing materially from those expressed or implied in the forward looking statements include, without limitation, those set forth under Part II. Item 1A - Risk Factors in the Company's Annual Report on Form 10-K (together with any changes thereto contained in this Form 10-Q and any subsequent files of quarterly reports on Form 10-Q), those contained in the Company's other filings with the Securities and Exchange Commission, and those set forth below.

     Factors which could cause actual results to differ materially from any forward looking information contained herein include, but are not limited to, general economic trends and seasonality, including those specifically impacting the nursery business, general agricultural risks beyond our control including risks associated with disease and pests, including sudden oak death, adverse weather conditions, increases in prices for water, petroleum and raw materials, our substantial leverage and ability to service our debt, restrictive covenants under our debt facilities, competitive practices in the industry in which we compete, fluctuations in our operating costs, revenues and cash flows from operations, our dependence on a limited number key customers, increases in transportation and fuel costs, factors with regard to the challenges associated with pay by scan and other factors.

     OVERVIEW

     We are a leading national supplier of ornamental shrubs, color plants and container-grown plants with 13 commercial nursery facilities located in Arizona, California, Florida, Georgia, New York, Oregon, Pennsylvania, South Carolina and Texas. We produce approximately 5,700 varieties of ornamental shrubs and color plants and we sell to more than 2,400 retail and commercial customers, representing more than 8,750 outlets throughout the United States and Canada. As of March 31, 2006, Hines Horticulture produced and distributed horticultural products through its wholly owned subsidiary, Hines Nurseries.

     UNITED STATES TAX MATTERS

     As a result of our business activities, we qualify for a special exception under the U.S. federal tax code that allows us to use the cash method of accounting for federal income tax purposes. Under the cash method, sales are included in taxable income when payments are received and expenses are deducted as they are paid. We derive significant tax benefits by being able to deduct the cost of inventory as the cost is incurred. As a result of our ability to utilize the cash method of accounting, we have historically generated net operating losses for federal income tax purposes and have not been required to pay cash income taxes. During 2005, we were required to pay federal cash income taxes in the form of alternative minimum tax as a result of the sale of land in Miami, Florida ("Miami Land Sale"). At December 31, 2005, we had $2.6 million in net operating loss carryforwards for federal income tax purposes, which begin to expire in 2024. In addition, we had approximately $6.9 million in net operating loss carryforwards for state income tax reporting purposes. Our state net operating losses in certain states begin expiring in 2008.

     Based on our current projections, we anticipate that we will pay cash income taxes for federal purposes in 2006. We are currently paying cash income taxes for state income tax purposes in certain states due to the differing rules regarding the utilization of net operating losses.

     The use of the cash method of accounting for federal income tax purposes results in a current deferred tax liability for accounting purposes. At March 31, 2006, we had a current deferred liability for deferred income taxes of $63.1 million related to the use of the cash method of accounting. The deferred tax liability is deemed current for accounting purposes because the majority of the items to which this liability relates are comprised of current assets and current liabilities in our balance sheet (such as inventory, accounts receivable and accounts payable). The classification of this liability as a current item, however, does not mean that it is required to be paid within the next twelve months.

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

     SALE OF 168 ACRES IN VACAVILLE, CALIFORNIA

     On March 1, 2006, we received notice that Triad Communities, L.P. exercised its option to purchase, pursuant to the previously disclosed Option Agreement dated April 30, 2003, our 168-acre property in Vacaville, California. The total book value of assets related to the sale of the land was approximately $0.5 million. The Option Agreement provides that the gross purchase price of the property be $15.1 million. On April 3, 2006, we successfully completed the sale of the land and received net proceeds of $14.3 million. Total proceeds from the Option Agreement and sale of the land were approximately $16.9 million, which include approximately $2.6 million in option payments already received.

     Under the terms of the Option Agreement, we are able to transition off the land in three phases from 2006 to 2008. The three phases of transition will be July 1, 2006, July 1, 2007 and July 1, 2008, and will consist of approximately 24 acres, 88 acres and 56 acres, respectively. We are continuing to develop replacement acreage and infrastructure at its 842-acre Winters South facility in Northern California.

     The entire gain will be deferred, due to our continuing involvement, as defined in SFAS No. 98, "Accounting for Leases," in the property.

     PAY BY SCAN

     In January 2005, we entered into an agreement with our largest customer to sell a portion of our product under a pay by scan program. Under this program, our customer does not take ownership of the inventory at its stores until the product is scanned at the check out register. Sales under this program began in February 2005. Revenue is recorded at the point the store sells our product to its customer. Annuals, perennials and groundcovers are our only products impacted by this agreement.

     Despite the implementation of the new pay by scan program, we did not encounter any material variances with the quality and variability of our earnings and cash flows during 2005. However, we believe that pay by scan has had an impact on our 2006 first quarter earnings. For the first time, we are experiencing a material timing difference in revenue recognition when comparing year over year shipments. We believe this timing difference has been amplified by the combination of our spring seasonality, the expansion of the program to more store locations, and the late March rains that resulted in reduced consumer demand at the end of the quarter. The result of this was an increase in our consigned inventory held at our customer's store locations at quarter end as well as increased shrink as a result of the lower sell-thru of product.

RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED MARCH 31, 2006 COMPARED TO THREE MONTHS ENDED MARCH 31, 2005

     NET SALES. Net sales of $56.9 million for the three months ended March 31, 2006 decreased $7.1 million, or 11.1%, from net sales of $64.0 million for the comparable period in 2005. The decline in net sales was due to adverse weather conditions in the West along with the full effect of pay by scan. Persistent rain in the Pacific Northwest, northern California and Southwest reduced first quarter consumer demand and delayed certain product availability until the second quarter. The conversion to pay by scan has also negatively impacted net sales, with less than anticipated sell thru of product at customer's store locations.

     During the month of April, we have continued to feel the impact of the weather conditions which have adversely affected our first quarter net sales and product availability. If these unfavorable conditions persist throughout the second quarter, our net sales, earnings and minimum fixed charge debt covenant could be impacted.

     GROSS PROFIT. Gross profit of $26.0 million for the three months ended March 31, 2006 decreased $5.2 million, or 16.7%, from gross profit of $31.2 million for the comparable period in 2005. Gross profit as a percentage of sales for the quarter decreased to 45.7% from 48.8% for the comparable period in 2005. The decline in gross profit and gross profit margin was mainly due to the decline in sales, as discussed above, as well as higher cost inventory, which was produced during 2005.

      SELLING AND DISTRIBUTION EXPENSES. Selling and distribution expenses of $21.4 million for the three months ended March 31, 2006 decreased $1.1 million, or 5.0%, from $22.6 million for the comparable period in 2005. As a percentage of net sales, selling and distribution expenses for the quarter increased to 37.7% from 35.3% in the first quarter of 2005. Selling expenses of $7.2 million for the three months ended March 31, 2006 decreased by $0.7 million, or 9.0%, from $7.9 million a year ago. The decrease in selling expense resulted from the reduction in work force due to the strategic reorganization which occurred in the second quarter of 2005. In addition, there was a decrease in sales commissions as a result of lower net sales. Distribution expenses of $14.3 million for the three months ended March 31, 2006 decreased by $0.4 million, or 2.8%, from $14.7 million for the comparable period in 2005. The decrease in distribution expenses was mainly due to the decline in sales, as discussed above. As a percentage of sales, distribution costs increased due to higher diesel fuel costs and increased third party carrier charges, which were primarily driven by more expensive diesel fuel.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses of $5.8 million for the three months ended March 31, 2006 decreased by $0.1 million, or 2.4%, from $5.9 million for the comparable period in 2005. The decline in general and administrative expenses was due to lower compensation and benefit expenses, which mainly resulted from the reduction in work force due to the strategic reorganization which occurred in the second quarter of 2005.

     OTHER OPERATING EXPENSE (INCOME), NET. Other operating expenses (net) of $0.7 million for the three months ended March 31, 2006 increased by $0.9 million from other operating income (net) of $0.1 million for the comparable period in 2005. The increase in other operating expenses was primarily due to $0.8 million in consulting fees relating to our productivity improvement initiatives.

     OPERATING (LOSS) INCOME. Operating loss of for the three months ended March 31, 2006 of $2.0 million is $4.8 million less than operating income of $2.8 million for the comparable period in 2005. The shift from operating income to operating loss resulted from a decline in gross profit for the period of $5.2 million and an increase in other operating expenses including consulting fees relating to our productivity improvement initiatives. The gross profit decline and unfavorable operating expenses were partially offset by decreased selling and distribution expense.

     OTHER EXPENSES. Other expenses of $5.5 million for the three months ended March 31, 2006 decreased $0.3 million, or 4.5%, from $5.8 million for the comparable period in 2005 due primarily to lower interest expense, offset by the decrease in interest rate swap agreement income from our $75.0 million interest rate swap agreement which terminated in February 2005. Interest expense for the three months ended March 31, 2006 declined $1.1 million, or 17.4%, primarily as a result of lower overall debt.

     INCOME TAX BENEFIT. Our effective income tax rate was 41.0% for the three months ended March 31, 2005, unchanged from the comparable period a year ago. Benefit from income taxes was $3.1 million for the three months ended March 31, 2006 compared to $1.2 million for the comparable period in 2005.

     NET LOSS. Net loss of $4.4 million for the three months ended March 31, 2006 increased by $2.7 million, or 153.4%, from a net loss of $1.7 million for the comparable period in 2005. The increase in net loss was due to the increase in operating loss, partially offset by the decrease in other expenses and a higher benefit from income taxes.

     LIQUIDITY AND CAPITAL RESOURCES

     Our primary sources of liquidity are funds generated by operations and borrowings under our Senior Credit Facility. Our Senior Credit Facility expires in 2008 and consists of a revolving loan with availability of up to $120.0 million (subject to certain borrowing base limits). Additional information pertaining to our Senior Credit Facility is provided below and in Note 7 to the Condensed Consolidated Financial Statements (unaudited) included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

     Net cash used in operating activities was $27.0 million for the three months ended March 31, 2006 compared to $37.2 million for the comparable period in 2005. The decrease in cash used in operating activities was mainly due to the timing of our $9.0 million semi-annual interest payment on our Senior Notes and improved customer collections as a result of favorable terms, offset by lower earnings driven by lower gross profit. In 2006, we paid our April 1st interest payment in the second quarter, while last year's payment was paid during the first quarter.

     Net cash used in investing activities was $0.9 million for the three months ended March 31, 2006 compared to $1.2 million for the same period a year ago. The decrease in cash used in investing activities was mainly due to a decrease in capital expenditures of $1.5 million, offset by a decrease in proceeds received from land sale option of $1.1 million.

     Net cash provided by financing activities was $28.0 million for the three months ended March 31, 2006 compared to $38.2 million for the same period in 2005. The decrease in cash provided by financing activities was due to the timing of our $9.0 million semi-annual interest payment on our senior notes, as discussed above.

     We typically draw down our revolving loan in the first and fourth quarters to fund our seasonal inventory buildup and seasonal operating expenses. Based on past history, approximately 72-74% of our sales generally occur in the first half of the year, generally allowing us to reduce borrowing under our revolving loan in the second and third quarters. On March 31, 2006, we had $38.1 million of borrowings under our revolving loan, resulting in unused borrowing capacity of approximately $73.1 million after applying the borrowing base limitations and letters of credits to our available borrowings.

     At March 31, 2006, we had total outstanding bank indebtedness of $213.1 million.

     We do not have any off balance sheet financing or any financial arrangements with related parties, other than operating leases. The following table discloses aggregate information about our contractual obligations and commercial commitments as of March 31, 2006.

                                                             Payments Due by Period
                                                -------------------------------------------------
                                                 Less than     (Dollars in millions)      After
Contractual Cash Obligations          Total       1 year      1-3 years    4-5 years    5 years
----------------------------       ----------   ----------   ----------   ----------   ----------
Revolving Facility.............    $     38.1   $     38.1   $       --   $       --   $       --
Senior Notes...................         175.0           --           --           --        175.0
Interest.......................         103.9         19.1         56.4         28.4           --
Operating Leases...............          17.9          4.4          5.9          1.7          5.9
                                   ----------   ----------   ----------   ----------   ----------
Total                              $    334.9   $     61.6   $     62.3   $     30.1   $    180.9
                                   ==========   ==========   ==========   ==========   ==========

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

     OUR SENIOR CREDIT FACILITY

     We entered into our Senior Credit Facility on September 30, 2003. Hines Nurseries and its domestic operating subsidiaries are borrowers under the Senior Credit Facility. The credit facility currently consists of a revolving loan with availability of up to $120.0 million (subject to borrowing base limits). The revolving loan also permits us to obtain letters of credit up to a sub-limit.

     The Senior Credit Facility was amended by the First Amendment to Credit Agreement dated as of June 30, 2005 (the "First Amendment"), then again pursuant to a Waiver Regarding Financial Covenants dated as of October 13, 2005 (the "Waiver"), and by the Second Amendment to Credit Facility dated as of February 3, 2006 (the "Second Amendment"). On November 8, 2005, in accordance with the Waiver, at our request the availability of the revolving loan was reduced from $145.0 million to $120.0 million (subject to borrowing base limits).

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

     The Senior Credit Facility requires Hines Nurseries and its subsidiaries to meet specific covenants and financial ratios, including a minimum fixed charge coverage test, a maximum leverage test and a maximum capital expenditure test. The Senior Credit Facility contains customary representations and warranties and customary events of default and other covenants. As of March 31, 2006, we were in compliance with our covenants.

     FIRST AMENDMENT TO SENIOR CREDIT FACILITY. Effective June 30, 2005, Hines Nurseries negotiated and entered into the First Amendment to the Senior Credit Facility. The First Amendment amended the Senior Credit Facility to require that the proceeds from the Miami Land Sale be used to pay down the term loan. In accordance with the First Amendment, we repaid the term loan in its entirety on November 8, 2005 with the completion of the Miami Land Sale. The First Amendment also amended the calculation of the fixed charge coverage ratio and the leverage ratio to allow as an addition to Earnings Before Income Taxes, Depreciation and Amortization ("EBITDA") certain adjustments related to work force reductions and requires Hines to meet less restrictive minimum fixed charge coverage ratios for the last fiscal quarter of 2005, for each fiscal quarter of 2006 and for the first fiscal quarter of 2007 and maximum leverage ratios for the last fiscal quarter of 2005, for each fiscal quarter of 2006 and the first and second fiscal quarters of 2007.

     SECOND AMENDMENT TO SENIOR CREDIT FACILITY. In February 2006, Hines Nurseries entered into Second Amendment to the Senior Credit Facility dated as of September 30, 2003. The Second Amendment amends the calculation of the minimum fixed charge coverage ratio for the first quarter of 2006 and thereafter. The Second Amendment also eliminates the maximum leverage ratio.

     INTEREST RATE; FEES. The interest rate on the loans under the Senior Credit Facility may be, at our option, prime rate loans or London Inter Bank Offering Rate ("LIBOR") rate loans. Prime rate loans under the revolving loan bear interest at the prime lending rate plus an additional amount that ranges from 0.75% to 1.75%, depending on our consolidated leverage ratio. Currently, the applicable margin for prime rate loans is 1.75% for the revolving loan.

     LIBOR rate loans under the revolving loan bear interest at the LIBOR rate plus an additional amount that ranges from 1.75% to 2.75%, depending on our consolidated leverage ratio. Currently, the applicable margin for LIBOR rate loans is 2.75% for the revolving loan. In addition to paying interest on outstanding principal, we are required to pay a commitment fee on the daily average unused portion of the revolving loan which accrues based on the utilization of the revolving loan.

     BORROWING BASE. Availability of borrowing under the revolving loan are subject to a borrowing base consisting of the sum of (i) 85% of eligible accounts receivable plus (ii) the lesser of (x) up to 55% of eligible inventory or (y) 85% of the appraised net orderly liquidation value of eligible inventory.

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

     In March 2005, the FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" (FIN 47). FIN 47 clarifies the accounting for conditional asset retirement obligations as used in SFAS No. 143, "Accounting for Asset Retirement Obligations." A conditional asset retirement obligation is an unconditional legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. Therefore, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation under SFAS No. 143 if the fair value of the liability can be reasonably estimated. We have identified and recorded a liability of approximately $0.4 million in connection with its known conditional asset retirement obligations. As we continue to evaluate and identify additional asset retirement obligations, additional liabilities will be recorded.

     NEW ACCOUNTING STANDARDS.

     In November 2004, The FASB issued SFAS No. 151, "Inventory Costs," which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. We have adopted SFAS No. 151 on January 1, 2006. The adoption of SFAS No. 151 did not have a material impact on our consolidated financial position, results of operations or cash flows.

     In December 2004, the FASB issued SFAS No. 153, "Exchange of Non-Monetary Assets - An Amendment of ARB Opinion No. 29," which requires non-monetary asset exchanges to be accounted for at fair value. The Company is required to adopt the provisions of SFAS No. 153 for non-monetary exchanges occurring in fiscal periods beginning after June 15, 2005. We have adopted SFAS No. 153 on January 1, 2006. The adoption of SFAS No. 153 did not have an impact on our consolidated financial position, results of operations or cash flows.

     In May 2005, the FASB issued Statement No. 154, "Accounting Changes and Error Corrections." FASB No. 154 replaces APB Opinion No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements," and changes the requirements for the accounting and reporting of a change in an accounting principle. This statement applies to all voluntary changes in an accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. APB Opinion No. 20 previously required that most voluntary changes in an accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This statement requires retrospective application to prior periods' financial statements of changes in an accounting principle. We have adopted SFAST No. 154 on January 1, 2006. The adoption of Statement No. 154 did not have an impact on our financial position, results of operations or cash flows.

     In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments - An Amendment of FASB Statement No. 133 and 140." SFAS No. 155 simplifies the accounting for certain hybrid financial instruments that contain an embedded derivative that otherwise would have required bifurcation. SFAS No. 155 also eliminates the interim guidance in SFAS No. 133, which provides that beneficial interest in securitized financial assets is not subject to the provisions of SFAS No. 133. SFAS No. 155 is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. We do not believe that the adoption of SFAS No. 155 will have a material impact on our financial position, results of operations or cash flows.

     ACCOUNTING STANDARDS ADOPTED

     Effective the beginning of the first quarter of fiscal year 2006, the Company adopted the provisions of SFAS No. 123(R) using the modified prospective transition method. Under this method, prior periods are not restated. The provisions of SFAS 123(R) apply to new stock options and stock options outstanding, but not yet vested, on the effective date. As of December 31, 2005, all outstanding options were fully vested.

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

     We also manage our interest rate risk by balancing the amount of our fixed and variable long-term debt. For fixed-rate debt, interest rate changes affect the fair market value of such debt but do not impact earnings or cash flows. Conversely, for variable-rate debt, interest rate changes generally do not affect the fair market value of such debt but do impact future earnings and cash flows, assuming other factors are held constant. At March 31, 2006 the carrying amount and estimated fair value of our long-term debt was $213.1 million and $208.2 million, respectively. Given the current balance of our fixed rate and variable rate debt, we estimate a change in interest costs of approximately $0.4 million for every one-percentage point change in applicable interest rates.

ITEM 4.  CONTROLS AND PROCEDURES

     Based on the evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), our principal executive officer and our principal financial officer have concluded that such controls and procedures were effective as of the end of the period covered by this report. There was no change in our internal control over financial reporting that occurred during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS

     There have been no material changes to the risk factors as disclosed in the Company's 2005 annual report on Form 10-K, as amended, filed with the Securities and Exchange Commission except that the Company hereby updates the following risk factor with regard to the cost estimates contained therein:

OUR NURSERY FACILITY IN IRVINE, CALIFORNIA IS ENTIRELY ON LEASED LAND AND WE DO NOT EXPECT THE LEASES TO BE EXTENDED BEYOND THEIR CURRENT TERMS.

     Our 542-acre nursery facility and headquarters in Irvine, California are entirely on leased land. In 2003, we entered into an amended lease agreement for this facility in which 63 new acres were added and the lease expiration schedule was changed. Under the amended lease agreement, the lease on 114 acres expires on June 30, 2006, the lease on 140 acres expires on December 31, 2006, and the lease on the remaining 288 acres expires on December 31, 2010. We do not expect these leases to be extended beyond their current terms. For the 254 acres that will expire in 2006, we are developing plans to transition a majority of the production to our Winters South facility and the remaining production to the parcel recently added to our facility in Irvine. For the 288 acres that will expire at the end of 2010, we will be required to establish new production facilities or transition production to existing facilities. We may incur substantial costs in connection with the establishment of these new production facilities or the transition of production to existing facilities.

     We may not be successful in executing our transition plan or establishing suitable replacement production facilities. If we are unsuccessful in these efforts, our net sales, cash flows and operating income could be materially adversely affected. In addition, as of March 31, 2006, we estimate that we will incur approximately a total of $0.2 million of removal and remediation costs when we vacate 254 acres in 2006 and $0.2 million of removal and remediation costs when we vacate 288 acres in 2010. We may incur significant expenses beyond what we have forecasted if additional remedial action is required. Significant costs in excess of our estimates could have a material adverse effect on our business, financial position, results of operations and operating cash flow.

ITEM 6.  EXHIBITS

See index to Exhibits at page 23 for a list of exhibits included herewith.

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

Date: May 15, 2006

                            HINES HORTICULTURE, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                   FOR THE FISCAL QUARTER ENDED MARCH 31, 2006

                                INDEX TO EXHIBITS

Exhibit No.                          Description
------------    ----------------------------------------------------------------

     10.1 Second Amendment to Credit Agreement dated as of February 3, 2006 by and among Hines Nurseries, Inc., a subsidiary of Hines Horticulture, Inc., Hines SGUS Inc., the financial institutions party thereto, Deutsche Bank Trust Company Americas, as administrative agent for the Lenders, Fleet Capital Corporation and LaSalle Bank National Association, as co-syndication agents, and Harris Trust and Savings Bank and Wells Fargo Bank, N.A., as co-documentation agents. (1)

     10.2 Exercise of Option Agreement, dated March 1, 2006, by and between Hines Nurseries, Inc. and Triad Communities, L.P. (1)

     10.3 Offer Letter between Hines Horticulture, Inc. and Steven C. Avery dated May 1, 2006. (2)(*)

     31.1 Certification of Chief Executive Officer Pursuant To Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended. (+)

     31.2 Certification of Chief Financial Officer Pursuant To Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended. (+)

     32.1       Certification of Chief Executive Officer Pursuant To 18 U.S.C.
                Section 1350. Rule 13a-14(d)/15d-14(d) (+)

     32.2       Certification of Chief Financial Officer Pursuant To 18 U.S.C.
                Section 1350. Rule 13a-14(d)/15d-14(d) (+)


----------------

+ Filed herewith

* Management contract or compensatory arrangement.

(1) Incorporated by reference to Hines Horticulture, Inc.'s Form 10-K filed on March 28, 2006.

(2) Incorporated by reference to Hines Horticulture, Inc.'s Form 8-K filed on May 5, 2006.