Form 10-Q
period 2006-06-30
HINES HORTICULTURE INC
filed 2006-08-14
CIK 1003515

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2006
                                       OR

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

     As of August 8, 2006, there were 22,072,549 shares of Common Stock, par value $0.01 per share, outstanding.
================================================================================

                            HINES HORTICULTURE, INC.
                                      INDEX

                          PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)                             Page No.
                                                                        --------
           Condensed Consolidated Balance Sheets as of June 30, 2006
           and December 31, 2005                                            3

           Condensed Consolidated Statements of Operations for the
           Three and Six Months Ended June 30, 2006 and 2005                4

           Condensed Consolidated Statements of Cash Flows for the
           Six Months Ended June 30, 2006 and 2005                          5

           Notes to the Condensed Consolidated Financial Statements         6

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                        13

Item 3.    Quantitative and Qualitative Disclosures About Market Risk       22

Item 4.    Controls and Procedures                                          23

                           PART II. OTHER INFORMATION


Item 1.    Legal Proceedings                                                23

Item 1A.   Risk Factors                                                     23

Item 4.    Submission of Matters to a Vote of Security Holders              25

Item 5.    Other Information                                                25

Item 6.    Exhibits                                                         26

           Signature                                                        27

           Index to Exhibits                                                28

Note:    Items 2 and 3 of Part II are omitted because they are not applicable.

PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements

                            HINES HORTICULTURE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2006 AND DECEMBER 31, 2005
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

ASSETS                                                         June 30,   December 31,
------                                                          2006         2005
                                                              ---------    ---------
CURRENT ASSETS:
        Cash                                                  $   6,077    $      62
        Accounts receivable, net                                 52,556       16,444
        Inventories                                             157,683      183,281
        Consigned inventories                                     4,663        1,350
        Prepaid expenses and other current assets                 2,313        2,666
        Assets held for sale                                         --          484
                                                              ---------    ---------

                                    Total current assets        223,292      204,287
                                                              ---------    ---------

FIXED ASSETS, net                                               112,553      122,234

DEFERRED FINANCING EXPENSES, net                                  5,608        6,207
DEFERRED INCOME TAXES                                            11,481       11,481
GOODWILL                                                         43,926       43,926
                                                              ---------    ---------

                                                              $ 396,860    $ 388,135
                                                              =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
        Accounts payable                                      $  19,934    $  12,624
        Accrued liabilities                                      15,017       11,474
        Accrued payroll and benefits                              7,702        4,453
        Accrued interest                                          4,682        4,711
        Borrowings on revolving credit facility                      --       10,080
        Deferred income taxes                                    62,515       66,127
                                                              ---------    ---------

                               Total current liabilities        109,850      109,469
                                                              ---------    ---------

LONG-TERM DEBT                                                  175,000      175,000
DEFERRED GAIN ON LAND SALES                                      56,109       39,880
OTHER LIABILITIES                                                 2,691        5,378
                                                              ---------    ---------

                                       Total liabilities        343,650      329,727
                                                              ---------    ---------

SHAREHOLDERS' EQUITY
        Preferred stock
           Authorized - 2,000,000 shares, $0.01 par value;
           none outstanding                                          --           --
        Common stock
           Authorized - 60,000,000 shares, $0.01 par value;
           Issued and outstanding - 22,072,549 shares
           at June 30, 2006 and December 31, 2005                   221          221
        Additional paid-in capital                              128,781      128,781
        Accumulated deficit                                     (75,792)     (70,594)
                                                              ---------    ---------

                              Total shareholders' equity         53,210       58,408
                                                              ---------    ---------

                                                              $ 396,860    $ 388,135
                                                              =========    =========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.



                                            HINES HORTICULTURE, INC.
                                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            Three Months and Six Months Ended June 30, 2006 and 2005
                                    (Dollars in thousands, except share data)
                                                   (Unaudited)

                                                 Three Months Ended June 30,     Six Months Ended June 30,

                                                    2006             2005           2006            2005
                                                 ------------    ------------   ------------    ------------


Sales, net                                       $    154,945    $    176,893   $    211,847    $    240,883
Cost of goods sold                                     86,369          87,843        117,254         120,609
                                                 ------------    ------------   ------------    ------------
    Gross profit                                       68,576          89,050         94,593         120,274
                                                 ------------    ------------   ------------    ------------

Selling and distribution expenses                      48,920          51,504         70,361          74,068
General and administrative expenses                     6,272           5,736         12,077          11,681
Other operating expenses                                1,098             544          1,840             429
Asset impairment charges                                8,041              --          8,041              --
                                                 ------------    ------------   ------------    ------------
    Total operating expenses                           64,331          57,784         92,319          86,178
                                                 ------------    ------------   ------------    ------------

    Operating income                                    4,245          31,266          2,274          34,096

Other expenses (income)
   Interest, net                                        5,178           5,846         10,335          12,086
   Interest rate swap agreement income                     --              --             --            (895)
   Amortization of deferred financing expenses            378             444            749             889
                                                 ------------    ------------   ------------    ------------
                                                        5,556           6,290         11,084          12,080
                                                 ------------    ------------   ------------    ------------

(Loss) income before income taxes                      (1,311)         24,976         (8,810)         22,016

Income tax (benefit) provision                           (537)         10,241         (3,612)          9,027
                                                 ------------    ------------   ------------    ------------

Net (loss) income                                $       (774)   $     14,735   $     (5,198)   $     12,989
                                                 ============    ============   ============    ============


Basic and diluted earnings per share:
Net (loss) income per common share               $      (0.04)   $       0.67   $      (0.24)   $       0.59
                                                 ============    ============   ============    ============


Weighted average shares outstanding--Basic         22,072,549      22,072,549     22,072,549      22,072,549
                                                 ============    ============   ============    ============

Weighted average shares outstanding--Diluted       22,072,549      22,131,507     22,072,549      22,129,403
                                                 ============    ============   ============    ============

                         The accompanying notes are an integral part of these condensed consolidated financial statements.



                            HINES HORTICULTURE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Six Months Ended June 30, 2006 and 2005
                             (Dollars in thousands)
                                   (Unaudited)

                                                            Six Months Ended June 30,
                                                                2006        2005
                                                              --------    --------

CASH FLOWS FROM OPERATING ACTIVITIES
    Net (loss) income                                         $ (5,198)   $ 12,989
    Adjustments to reconcile net (loss) income to net cash
      provided by operating activities:
         Depreciation                                            5,802       5,333
         Accretion of asset retirement obligations                  13          51
         Amortization of deferred financing expenses               749         889
         Interest rate swap agreement income                        --        (895)
         Gain on sale of assets                                    (19)       (171)
         Asset impairment charges                                8,041          --
         Deferred income taxes                                  (3,612)      9,027

Change in working capital accounts:
    Accounts receivable                                        (36,112)    (47,220)
    Inventories                                                 22,148      11,999
    Prepaid expenses and other current assets                      346         (57)
    Accounts payable and accrued liabilities                    13,308      22,166
                                                              --------    --------

        Net cash provided by operating activities                5,466      14,111
                                                              --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of fixed assets                                    (3,624)     (5,347)
    Proceeds from sale of fixed assets                          14,403         194
    Proceeds from land sale option                                  --       1,100
                                                              --------    --------

        Net cash provided by (used in) investing activities     10,779      (4,053)
                                                              --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net repayments on revolving line of credit                 (10,080)     (8,575)
    Repayments of long-term debt                                    --      (1,910)
    Deferred financing expenses incurred                          (150)         --
                                                              --------    --------

        Net cash used in financing activities                  (10,230)    (10,485)
                                                              --------    --------


NET CHANGE IN CASH                                               6,015        (427)

CASH, beginning of period                                           62         600
                                                              --------    --------

CASH, end of period                                           $  6,077    $    173
                                                              ========    ========


Supplemental disclosure of cash flow information:
    Cash paid for interest                                    $ 10,216    $ 12,503
    Cash paid for income taxes                                $  1,046    $     24

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


                                     Page 5

                            HINES HORTICULTURE, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


1.   Description of Business:
     ------------------------

         Hines Horticulture, Inc. ("Hines Horticulture"), a Delaware corporation, produces and distributes horticultural products through its wholly owned subsidiaries, Hines Nurseries, Inc. ("Hines Nurseries") and Hines Fertilizer, Inc. ("Hines Fertilizer"), formerly known as Enviro-Safe Laboratories, Inc., which no longer actively conducts business. Unless otherwise specified, references to "Hines" or the "Company" refer to Hines Horticulture, Inc. and its subsidiaries.

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

     Significant Accounting Policies
     -------------------------------

         In March 2005, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. ("FIN") 47, "Accounting for Conditional Asset Retirement Obligations." FIN 47 clarifies the accounting for conditional asset retirement obligations as used in Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations." A conditional asset retirement obligation is an unconditional legal obligation to perform an asset retirement activity in which the timing and
     (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. Therefore, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation under SFAS No. 143 if the fair value of the liability can be reasonably estimated. During the second quarter of 2006, the Company continued to evaluate its asset retirement obligations and identified additional retirement obligations of approximately $404 increasing its overall obligation to approximately $777. Additional obligations of approximately $381 arose from the remediation costs associated with the Company's requirements to exit from the land located in Irvine, California. Additional obligations of $23 arose from the remediation costs associated with the Company's requirements to exit off land located in Vacaville, California. As the Company continues to evaluate and identify additional asset retirement obligations, additional liabilities will be recorded when the future obligations can be reasonably estimated.

     Impairment of Long-Lived Assets
     -------------------------------

         On August 8, 2006, the Company received approval from its Board of Directors to pursue the sale of its four color nursery facilities in the Northeast and certain assets in Miami, Florida in connection with the Company entering into the Third Amendment and Limited Waiver to Credit Agreement (the "Third Amendment") to the Senior Credit Facility dated as of September 30, 2003. The Company performed an impairment test of the long-lived assets of the nurseries located in the Northeast and Miami under the standards set forth in SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The Company determined that the carrying value of the long-lived assets for three of the Northeast facilities exceeded the estimated undiscounted future cash flows associated with the use of the assets. As a result, the Company reduced the carrying value of the assets to the fair value of those assets as determined by a recent appraisal performed by Cushman & Wakefield, Inc. The impairment charge of $8,041 was recorded in the statements of operations for the period ended June 30, 2006.

2.   Unaudited Financial Information:
     --------------------------------

         The unaudited financial information furnished herein, in the opinion of management, reflects all adjustments (consisting of only normal recurring adjustments), which are necessary for a fair statement of the consolidated financial position, results of operations and cash flows of the Company as of and for the periods indicated. The Company presumes that users of the interim financial information herein have read or have access to the Company's audited consolidated financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context.

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

3.   Earnings Per Share:
     -------------------

         Earnings per share are calculated in accordance with SFAS No. 128, "Earnings per Share," which requires the Company to report both basic earnings per share, based on the weighted-average number of common shares outstanding, and diluted earnings per share, based on the weighted-average number of common shares outstanding adjusted to include the potentially dilutive effect of outstanding stock options and warrants using the treasury method. For the three and six months ended June 30, 2006, the incremental shares related to underlying employee stock options from total outstanding options of 861,860, were excluded from the computation of diluted earnings per share because they would have been anti-dilutive. For the three and six months ended June 30, 2005, the incremental shares related to the underlying employee stock options were 2,789 and 2,664, respectively, from total outstanding options of 1,066,773. In addition, for the three and six months ended June 30, 2005, the incremental shares related to 440,000 warrants outstanding were 56,169 and 54,190, respectively. The 440,000 warrants expired on December 31, 2005.

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

         Effective the beginning of the first quarter of fiscal year 2006, the Company adopted the provisions of SFAS No. 123(R), "Share Based Payments," using the modified prospective transition method. Under this method, prior periods are not restated. The provisions of SFAS No. 123(R) apply to new stock options and stock options outstanding, but not yet vested, on the effective date. As of December 31, 2005, all outstanding options were fully vested.

         Prior to January 1, 2006, the Company measured stock compensation expense using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Thus, expense was generally not recognized for the Company's employee stock option plans. Results for prior periods have not been restated.

         PRO FORMA IMPACT IN Q2 2005 HAD THE COMPANY APPLIED THE FAIR VALUE PROVISIONS OF SFAS NO. 123

         The following table shows net income and earnings per share had the Company applied the fair value method of accounting for stock-based compensation in accordance with SFAS No. 123 during the second quarter of 2005 and for the six months ended June 30, 2005 (in thousands, except per share data).

                                                           Three Months Ended   Six Months Ended
                                                              June 30, 2005      June 30, 2005
                                                            ----------------    ----------------
         Net income, as reported                            $         14,735    $         12,989
         Stock-based compensation expense, net of tax                    (11)                (22)
                                                            ----------------    ----------------
         Pro forma net income                               $         14,724    $         12,967
                                                            ================    ================

         Net income per share:

         Basic and diluted - as reported                    $           0.67    $           0.59
                                                            ================    ================
         Basic and diluted - pro forma                      $           0.67    $           0.59
                                                            ================    ================

         The weighted-average assumptions used in estimating the fair value of stock options granted during the period, along with the weighted-average grant date fair values, were as follows:

                                                        2005
                                                        ----
          Dividend Yield                                    0%
          Expected Volatility                           83.86%
          Risk-free Interest Rate                        3.48%
          Expected Life                             Four years
          Forfeiture Rate                                   0%

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

         Forfeiture Rate - The forfeiture rate is an estimate of the percentage of granted stock options that will be cancelled prior to becoming vested. The Company has estimated this to be 0% because of the historically small amount of forfeitures in prior periods with the exception of the stock option exchange that took place in 2002. In the exchange, a large number of options were cancelled and reissued to the same individuals.

         There were no stock option grants during the six months ended June 30, 2006; accordingly, there was no determination of fair value during this period.

         A summary of the status of the Company's stock option plan as of June 30, 2006:

                                                       2006
                                            -------------------------
                                                                       Aggregate
                                                      Weighted Average Intrinsic
                                             Shares    Exercise Price    Value
                                            --------    -------------  ---------

         Outstanding at December 31, 2005    869,110    $       6.22
         Granted                                  --              --
         Exercised                                --              --
         Cancelled                            (7,250)           6.64
                                            --------
         Outstanding - June 30, 2006         861,860    $       6.22   $       3
                                            ========                   =========

         Exercisable                         861,860    $       6.22   $       3
                                            ========                   =========


         The aggregate intrinsic value represents the difference between the exercise prices of the underlying awards and the quoted price of the Company's common stock for those awards that have an exercise price below the quoted price on June 30, 2006. The Company had options outstanding on June 30, 2006 to purchase an aggregate of 12,000 shares with an exercise price below the quoted price of the Company's common stock resulting in an aggregate intrinsic value of $3.

         The weighted average remaining contractual life was five years at June 30, 2006. As of June 30, 2006, expiration dates ranged from June 22, 2008 to February 18, 2013.

                                                    OUTSTANDING                             EXERCISABLE
                                   ---------------------------------------------   ----------------------------

                                                    Average          Weighted                       Weighted
                                    Number of      Remaining        Average of      Number of      Average of
          Range of exercise price    Options     Contract Life    Exercise Price     Options     Exercise Price
          -----------------------  -----------   --------------   --------------   -----------   --------------
          $3.32 to $5.00                81,000             5.06   $         4.53        81,000   $         4.53

          $5.50                        627,160             5.90             5.50       627,160             5.50

          $6.00 to $8.00                34,200             3.33             6.71        34,200             6.71

          $11.00                       119,500             2.08            11.00       119,500            11.00
                                   -----------   --------------   --------------   -----------   --------------

          Total                        861,860             5.20   $         6.22       861,860   $         6.22
                                   ===========   ==============   ==============   ===========   ==============

5.   Inventories:
     ------------

         Inventories consisted of the following:


                                                      June 30,      December 31,
                                                        2006           2005
                                                     -----------    -----------
         Nursery stock                               $   144,907    $   172,845
         Material and supplies                            12,776         10,436
                                                     -----------    -----------
              Subtotal                                   157,683        183,281
         Consigned inventory                               4,663          1,350
                                                     -----------    -----------
                                                     $   162,346    $   184,631
                                                     ===========    ===========


6.   New Accounting Standards:
     -------------------------

         In June 2006, the FASB issued FIN 48, "Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109." FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN 48 is effective for all uncertainty in income taxes recognized in the financial statements in fiscal years beginning after December 15, 2006. The Company does not believe that the adoption of FIN 48 will have a material impact on its consolidated financial position, results of operations or cash flows.

7.   Senior Credit Facility:
     -----------------------

         On September 30, 2003, the Company amended and restated its Senior Credit Facility. Hines Nurseries and its domestic operating subsidiaries are borrowers under the Senior Credit Facility. The Senior Credit Facility currently consists of a revolving loan with availability of up to $100,000 (subject to borrowing base limits). The revolving loan also permits the ability to obtain letters of credit up to a sub-limit.

         The Senior Credit Facility was amended by the First Amendment to Credit Agreement dated as of June 30, 2005 (the "First Amendment"), then again pursuant to a Waiver Regarding Financial Covenants dated as of October 13, 2005 (the "Waiver"), and by the Second Amendment to Credit Facility dated as of February 3, 2006 (the "Second Amendment"). The Senior Credit Facility was also amended as of August 8, 2006 pursuant to the Third Amendment. On November 8, 2005, in accordance with the Waiver, at the Company's request the availability of the revolving loan was reduced from $145,000 to $120,000 (subject to borrowing base limits). On August 8, 2006, in accordance with the Third Amendment, the availability of the revolving loan was reduced from $120,000 to $100,000.

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

         The Senior Credit Facility requires Hines Nurseries and its subsidiaries to meet specific covenants and financial ratios, including a minimum fixed charge coverage test, a maximum leverage test and a maximum capital expenditure test. The new Senior Credit Facility contains customary representations and warranties and customary events of default and other covenants. As of June 30, 2006, the Company was not in compliance with the minimum fixed charge coverage ratio covenant; however, as discussed below, the non-compliance was waived in connection with the Third Amendment.

         The covenants under the Senior Credit Facility may affect the Company's ability to operate its business, may limit its ability to take advantage of business opportunities as they arise and may adversely affect the conduct of its current business. A breach of a covenant in the Company's debt instruments could cause acceleration of a significant portion of its outstanding indebtedness. In the event the Company breaches the covenants in its debt instruments and it is unable to obtain waivers in connection therewith, it may not be able to obtain alternative financing for its debt on reasonable terms or otherwise. In that event, in order to pay the principal of the Company's debt, it would be required to sell its equity securities, sell its assets or take other actions. The foregoing actions may not enable the Company to pay the principal of its debt.

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

         THIRD AMENDMENT TO SENIOR CREDIT FACILITY. In August 2006, Hines Nurseries negotiated and entered into the Third Amendment to the Senior Credit Facility dated as of September 30, 2003. The Third Amendment waives the requirement that the Company comply with the minimum fixed charge coverage ratio covenant for the periods ended June 30, 2006 and ending September 30, 2006. The Third Amendment also reduces the aggregate revolving loan commitment under the Senior Credit Facility from $120,000 to $100,000 and institutes a maximum revolving utilization restriction under the credit facility. It also increases the interest rate spread by 25 basis points on outstanding prime and London Interbank Offered Rate ("LIBOR") borrowings, increases unused line fees and establishes new fixed charge covenant ratios beginning in the fourth quarter of 2006. In addition, the Third Amendment requires the Company to sell its four color nursery facilities in the Northeast and certain assets in Miami, Florida by no later than December 31, 2006. The sales of these assets are required to generate a predetermined minimum amount of aggregate proceeds.

         INTEREST RATE; FEES. The interest rate on the loans under the Senior Credit Facility may be, at the Company's option, Prime rate loans or LIBOR rate loans. Prime rate loans under the revolving loan bear interest at the Prime lending rate plus an additional amount that ranges from 0.75% to 1.75%, depending on its consolidated leverage ratio. As of June 30, 2006, the applicable margin for Prime rate loans was 1.75% for the revolving loan. As of August 8, 2006, in accordance with the Third Amendment, the Prime rate loans under the revolving loan bear interest at the Prime lending rate plus an additional amount that ranges from 1.00% to 2.00%, depending on its consolidated leverage ratio.

         LIBOR rate loans under the revolving loan bear interest at the LIBOR rate plus an additional amount that ranges from 1.75% to 2.75%, depending on its consolidated leverage ratio. As of June 30, 2006, the applicable margin for LIBOR rate loans was 2.75% for the revolving loan. As of August 8, 2006, in accordance with the Third Amendment, LIBOR rate loans under the revolving loan bear interest at the LIBOR rate plus an additional amount that ranges from 2.00% to 3.00%, depending on its consolidated leverage ratio. In addition to paying interest on outstanding principal, the Company is required to pay a commitment fee on the daily average unused portion of the revolving loan which accrues based on the utilization of the revolving loan.

         BORROWING BASE. Availability of borrowings under the revolving loan are subject to a borrowing base consisting of the sum of (i) 85% of eligible accounts receivable plus (ii) the lesser of (x) up to 55% of eligible inventory or (y) 85% of the appraised net orderly liquidation value of eligible inventory.

         The Company must deliver borrowing base certificates and reports at least monthly. The borrowing base also may be subject to certain other adjustments and reserves to be determined by the agent. Eligible accounts receivable of both The Home Depot, the Company's largest customer, and Lowe's Companies, Inc., its second largest customer, may not exceed 30% of total eligible accounts receivable at any time. At June 30, 2006, the Company had $88,063 of available unused borrowings under the Senior Credit Facility.

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

9.   Deferred Gain on Land Sales:
     ----------------------------

         On March 1, 2006, the Company received notice that Triad Communities, L.P. exercised its option to purchase, pursuant to the previously disclosed Option Agreement dated April 30, 2003, the Company's 168-acre property in Vacaville, California. The Option Agreement provided that the gross purchase price of the property be $15,100. On April 3, 2006, the Company successfully completed the sale of the land and received net proceeds of $14,300. Total proceeds from the Option Agreement and sale of the land were approximately $16,900, which included approximately $2,600 in option payments already received.

         Under the terms of the Option Agreement, the Company is able to transition off the land in three phases from 2006 to 2008. The three phases of transition will be July 1, 2006, July 1, 2007 and July 1, 2008, and will consist of approximately 24 acres, 88 acres and 56 acres, respectively. The Company is continuing to develop replacement acreage and infrastructure at its 842-acre Winters South facility in Northern California. The entire gain on the sale of property has been deferred due to our continuing involvement in the property, as defined in SFAS No. 98, "Accounting for Leases".

         On November 7, 2005, the Company successfully completed the sale of 122 acres of unimproved property in Miami, Florida and received net proceeds of approximately $47,000. The Company entered into a two-year lease agreement with the buyer to lease the property while transitioning operations to other locations. The Company will lease the entire property for a one-year period, with a thirty-day extension right, and will then vacate approximately 33 acres. The Company will lease the remaining 89 acres for an additional one-year period, with extension rights for an additional ninety days, and will then vacate the remaining acreage. The Company will pay the buyer rent of five hundred dollars per outstanding acre, annually, during the lease term. The entire gain on the sale of property has been deferred due to our continuing involvement in the property, as defined in SFAS No. 98.

10.  Guarantor/Non-guarantor Disclosures:
     ------------------------------------

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Unless the context otherwise requires, the term (1) ``Hines Horticulture" means Hines Horticulture, Inc., a Delaware corporation, (2) the term "Hines Nurseries" means Hines Nurseries, Inc., a California corporation, and a wholly owned subsidiary of Hines Horticulture, (3) the term "Hines Fertilizer" means Hines Fertilizer, Inc., formerly known as Enviro-safe Laboratories, Inc., a Florida Corporation, and a wholly owned subsidiary of Hines Nurseries and (4) the terms ``we,'' ``us'' and ``our'' mean, collectively, the combined entity of Hines Horticulture and its wholly owned subsidiaries.

     EXECUTIVE SUMMARY AND MARKET TRENDS

     Since the third quarter of 2004, our earnings have declined on a quarter over comparable prior year quarter basis. Various factors have contributed to the decline in our earnings, including declining net sales and increasing production and distribution costs.

     Our net sales in the Eastern region of the United States (which is serviced primarily by our Northeast, mid-Atlantic, and Southeast facilities and also, to a lesser extent, by certain of our Western facilities) have continued to decline on a quarter over comparable prior year quarter basis since the third quarter of 2004, while sales throughout the rest of the country have remained relatively constant on a quarter over comparable prior year quarter basis during the same period. Despite our efforts to reverse this decline, our Northeast, mid-Atlantic and Southeastern facilities have continued to lose market share in the Eastern region during this period. Intense competition, significant pricing pressures and customer consolidations have all contributed to the decline in market share. Moreover, net sales in the Southeastern region were adversely impacted by inclement weather as we estimate that the impact of hurricanes reduced our net sales by as much as $10.0 million in this region during the past two years. Currently, weather forecasters are predicting another active Atlantic hurricane season for 2006.

     While net sales in the Eastern region have continued to decline, as described above, our net sales throughout the rest of the country have remained relatively stable during the same period of time (when compared to the comparable prior year periods), and as a result, have not offset the declining sales in the Eastern region. While inclement weather has from time to time adversely impacted sales outside of the Eastern region, or otherwise contributed to short-term fluctuations in such sales, inclement weather has not historically had the same impact on our net sales in these areas as it has had in the Eastern region.

     Since the second quarter of 2005, we have experienced increases in cost of goods sold, when expressed as a percentage of our net sales, as a result of increased production costs. Since the fourth quarter of 2004, our distribution expenses have also increased when expressed as a percentage of net sales. Contributing to these increases have been the increasing cost of petroleum as well as other inflationary costs. A number of items which are components of our production and distribution costs are, directly, or indirectly, related to petroleum based products. Examples include diesel fuel, resin based plastic containers and heating fuel, the costs for which have increased over the past two years. Higher third party carrier charges have also contributed significantly to increased distribution costs. Higher costs in other non-petroleum based components, such as labor costs, also contributed to the increased production costs and we estimate that labor costs account for close to one-half of our production costs.

     In response to rising costs which have negatively impacted our results of operations, we have commenced labor productivity initiatives intended to improve our gross profit margins. To date, we believe that we have made progress in this regard at certain of our facilities and we intend to continue to seek to implement these initiatives at our remaining facilities as well as continuing to explore other cost-savings opportunities throughout our operations.

     On August 8, 2006, we received approval from our Board of Directors to pursue the sale of our four nursery facilities located in the northeast and certain assets located in Miami, Florida in connection with our entering into the Third Amendment and Limited Waiver to Credit Agreement (the "Third Amendment") to our Senior Credit Facility. We believe that these planned divestitures, which are required by the terms of the Third Amendment, should help to stabilize the net sales (subject to seasonal fluctuations) and gross profit margins from our continuing operations.

     Also on August 8, 2006, we performed an impairment test on the long-lived assets of the nurseries located in the Northeast and Miami and determined that the carrying value of the long-lived assets for three of the Northeast facilities exceeded the estimated undiscounted future cash flows associated with the use of the assets. As a result, we reduced the carrying value of the assets to their estimated fair value and recorded an impairment charge of approximately $8.0 million in the statements of operations for the period ended June 30, 2006.

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

     There are a number of risks, uncertainties and important factors that might cause actual results to differ from any results expressed or implied by such forward looking statements. In addition to the risks, uncertainties and other factors discussed elsewhere in this Form 10-Q, the risks, uncertainties and other factors that could cause or contribute to actual results differing materially from those expressed or implied in the forward looking statements include, without limitation, those set forth under Part II. Item 1A - Risk Factors in the Company's Annual Report on Form 10-K for the year ended December 31, 2005, (together with any changes thereto contained in the Company's Form 10-Q for the quarter ended March 31, 2006 and this Form 10-Q and in any subsequent quarterly reports on Form 10-Q), those contained in the Company's other filings with the Securities and Exchange Commission, and those set forth below.

     Factors which could cause actual results to differ materially from any forward-looking information contained herein include, but are not limited to, general economic trends and seasonality, including those specifically impacting the nursery business, general agricultural risks beyond our control including risks associated with disease and pests, including sudden oak death, adverse weather conditions, increases in prices for water, petroleum and raw materials, our substantial leverage and ability to service our debt, our ability to comply with the covenants contained in our debt facilities, competitive practices in the industry in which we compete, fluctuations in our operating costs, revenues and cash flows from operations, our dependence on a limited number key customers, increases in transportation and fuel costs, factors with regard to the challenges associated with pay by scan and other factors.

     OVERVIEW

     We are a leading national supplier of ornamental shrubs, color plants and container-grown plants with 13 commercial nursery facilities located in Arizona, California, Florida, Georgia, New York, Oregon, Pennsylvania, South Carolina and Texas. We produce approximately 5,700 varieties of ornamental shrubs and color plants and we sell to more than 2,400 retail and commercial customers, representing more than 8,750 outlets throughout the United States and Canada. As of June 30, 2006, Hines Horticulture produced and distributed horticultural products through its wholly owned subsidiary, Hines Nurseries.

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

     Based on our current projections, we anticipate that we will not pay cash income taxes for federal purposes or state purposes in 2006 or 2007.

     The use of the cash method of accounting for federal income tax purposes results in a current deferred tax liability for accounting purposes. At June 30, 2006, we had a current deferred liability for deferred income taxes of $62.5 million related to the use of the cash method of accounting. The deferred tax liability is deemed current for accounting purposes because the majority of the items to which this liability relates are comprised of current assets and current liabilities in our balance sheet (such as inventory, accounts receivable and accounts payable). The classification of this liability as a current item, however, does not mean that it is required to be paid within the next twelve months.

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

     Under the terms of the Option Agreement, we are able to transition off the land in three phases from 2006 to 2008. The three phases of transition will be July 1, 2006, July 1, 2007 and July 1, 2008, and will consist of approximately 24 acres, 88 acres and 56 acres, respectively. We are continuing to develop replacement acreage and infrastructure at our 842-acre Winters South facility in Northern California.

     The entire gain on the sale of the property has been deferred, due to our continuing involvement in the property, as defined in Statement of Financial Accounting Standards ("SFAS") No. 98, "Accounting for Leases".

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

     Despite the implementation of the new pay by scan program, we did not encounter any material variances with the quality and variability of our earnings and cash flows during 2005. However, we believe that pay by scan has had an impact on our 2006 first six months earnings as we are experiencing a reduction in revenue when comparing year over year shipments. The result of this was an increase in our consigned inventory held at our customer's store locations at June 30, 2006 as well as increased shrink as a result of the lower sell-through of product.

RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED JUNE 30, 2006 COMPARED TO THREE MONTHS ENDED JUNE 30, 2005

     NET SALES. Net sales of $154.9 million for the three months ended June 30, 2006 decreased $21.9 million, or 12.4%, from net sales of $176.9 million for the comparable period in 2005. The decline in net sales was primarily due to lost market share throughout the Eastern Region. More intense competition, significant pricing pressures and customer consolidations in the Northeast, Mid-Atlantic and Southeast have all contributed to the decline in net sales in the Eastern Region. In addition to this, excessive rain and flooding in the Northeast during the quarter resulted in reduced consumer demand.

     GROSS PROFIT. Gross profit of $68.6 million for the three months ended June 30, 2006 decreased $20.5 million, or 23.0%, from gross profit of $89.1 million for the comparable period in 2005. Gross profit as a percentage of sales for the quarter decreased to 44.3% from 50.3% for the comparable period in 2005. The decline in gross profit and gross profit margin was mainly due to the decline in sales, as discussed above, as well as higher cost inventory, which were produced during 2005. In addition to this, the excessive rain and flooding in the Northeast caused an increase in market scrap and also impacted gross margins in the second quarter of 2006.

     SELLING AND DISTRIBUTION EXPENSES. Selling and distribution expenses of $48.9 million for the three months ended June 30, 2006 decreased $2.6 million, or 5.0%, from $51.5 million for the comparable period in 2005. As a percentage of net sales, selling and distribution expenses for the quarter increased to 31.6% from 29.1% in the second quarter of 2005. Selling expenses of $13.5 million for the three months ended June 30, 2006 decreased by $0.9 million, or 6.3%, from $14.4 million in the second quarter of 2005. The decrease in selling expense resulted from the reduction in work force due to the strategic reorganization which occurred in the second quarter of 2005. In addition, there was a decrease in the variable costs of selling expenses due to lower net sales. Distribution expenses of $35.4 million for the three months ended June 30, 2006 decreased by $1.7 million, or 4.5%, from $37.1 million for the comparable period in 2005. The decrease in distribution expenses was mainly due to the decline in sales, as discussed above. As a percentage of sales, distribution costs increased due to higher diesel fuel costs and increased third party carrier charges, which were primarily driven by more expensive diesel fuel.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses of $6.3 million for the three months ended June 30, 2006 increased by $0.5 million, or 9.3%, from $5.7 million for the comparable period in 2005. The increase in general and administrative expenses was mainly due to an increase in consulting fees related to increased staffing in IT and Finance for SOX 404 compliance related work, partially offset by lower compensation and benefit expenses, which mainly resulted from the reduction in work force due to the strategic reorganization which occurred in the second quarter of 2005.

     OTHER OPERATING EXPENSE. Other operating expenses of $1.1 million for the three months ended June 30, 2006 increased by $0.6 million from $0.5 million for the comparable period in 2005. Other operating expenses for the second quarter of 2006 consisted primarily of approximately $1.1 million in consulting fees relating to our productivity improvement initiatives.

     ASSET IMPAIRMENT CHARGES. Asset impairment charges of $8.0 million for the three months ended June 30, 2006 was recorded in connection with three of our Northeast facilities.

     OPERATING INCOME. Operating income for the three months ended June 30, 2006 of $4.2 million was $27.0 million less than operating income of $31.3 million for the comparable period in 2005. The decline in operating income resulted from a decline in gross profit for the period of $20.5 million, an asset impairment charge at two of our Northeast facilities of $8.0 million, an increase of $0.5 million in general and administrative costs and $0.6 million of other operating expenses, which include consulting fees related to our productivity improvement initiatives. The gross profit decline and unfavorable increase in operating expenses were partially offset by decreased selling and distribution expense of $2.6 million, which resulted from lower sales unit volume during the second quarter of 2006.

     OTHER EXPENSES. Other expenses of $5.6 million for the three months ended June 30, 2006 decreased $0.7 million, or 11.7%, from $6.3 million for the comparable period in 2005 primarily due to lower interest expense. Interest expense for the three months ended June 30, 2006 declined $0.7 million, or 11.4%, primarily as a result of lower outstanding debt, partially offset by higher interest rates.

     INCOME TAX (BENEFIT) PROVISION. Our effective income tax rate was 41.0% for the three months ended June 30, 2006, unchanged from the comparable period a year ago. Benefit from income taxes was $0.5 million for the three months ended June 30, 2006 compared to provision for income taxes of $10.2 million for the comparable period in 2005.

     NET (LOSS) INCOME. Net loss for the three months ended June 30, 2006 of $0.8 million was $15.5 less than net income of $14.7 million for the comparable period in 2005. The shift from net income to net loss was attributable to lower net sales volume, gross profit margin decline, the asset impairment charge taken during the second quarter and other factors discussed above.

SIX MONTHS ENDED JUNE 30, 2006 COMPARED TO SIX MONTHS ENDED JUNE 30, 2005

     NET SALES. Net sales of $211.8 million for the six months ended June 30, 2006 decreased by $29.0 million, or 12.1%, from net sales of $240.9 million for the comparable period in 2005. The decline in net sales was primarily due to lost market share throughout the Eastern Region. More intense competition, significant pricing pressures and customer consolidations in the Northeast, Mid-Atlantic and Southeast also contributed to the decline in net sales in the Eastern Region. In addition, the adverse weather conditions toward the end of first quarter which carried into the second quarter further delayed product availability and consumer demand.

     GROSS PROFIT. Gross profit of $94.6 million for the six months ended June 30, 2006 decreased $25.7 million, or 21.4%, from gross profit of $120.3 million for the comparable period in 2005. Similar to the second quarter circumstances, the decline in gross profit and gross profit margin was mainly due to the decline in sales, as discussed above, as well as higher cost inventory, produced during 2005.

     SELLING AND DISTRIBUTION EXPENSES. Selling and distribution expenses of $70.4 million for the six months ended June 30, 2006 decreased $3.7 million, or 5.0%, from $74.1 million for the comparable period in 2005. As a percentage of net sales, selling and distribution expenses for the six months ended June 30, 2006 increased to 33.2% from 30.7% for the comparable period in 2005. Selling expenses of $20.7 million for the six months ended June 30, 2006 decreased $1.6 million, or 7.3%, from $22.3 million a year ago. The decrease in selling expense resulted from the reduction in work force due to the strategic reorganization which occurred in the second quarter of 2005. In addition, there was a decrease in the variable costs of selling expenses due to lower net sales. Distribution expenses of $49.7 million for the six months ended June 30, 2006 decreased $2.1 million, or 4.0%, from $51.8 million for the comparable period in 2005. The decrease in distribution expenses was mainly due to the decline in sales, as discussed above. As a percentage of sales, distribution costs increased due to higher diesel fuel costs and increased third party carrier charges, which were primarily driven by more expensive diesel fuel.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses of $12.1 million for the six months ended June 30, 2006 increased $0.4 million, or 3.4%, from $11.7 million for the comparable period in 2005. The increase in general and administrative expenses is primarily due to an increase in staffing in IT and Finance for SOX 404 compliance related work, partially offset by a decrease in payroll and benefits as a result of the reduction in work force due to the strategic reorganization which occurred in the second quarter of 2005.

     OTHER OPERATING EXPENSES. Other operating expenses of $1.8 million for the six months ended June 30, 2006 increased by $1.4 million from $0.4 million for the comparable period a year ago. Other operating expenses for the six months ended June 30, 2006 consisted of approximately $1.9 million in consulting fees relating to our productivity improvement initiatives, partially offset by gain on sale of fixed assets.

     ASSET IMPAIRMENT CHARGES. Asset impairment charges of $8.0 million for the six months ended June 30, 2006 was recorded in connection with three of our Northeast facilities.

     OPERATING INCOME. Operating income of $2.3 million for the six months ended June 30, 2006 decreased by $31.8 million, or 93.3%, from $34.1 million for the comparable period in 2005. The decline in operating income resulted from lower sales volume, gross profit decline and the second quarter asset impairment charge in the Northeast, partially offset by a decrease in selling and distribution expenses.

     OTHER EXPENSES. Other expenses of $11.1 million for the six months ended June 30, 2006 decreased by $1.0 million, or 8.2%, from $12.1 million for the comparable period a year ago. The decrease was primarily due to a reduction in interest expense of $1.8 million related to lower outstanding debt and partially offset by higher interest rates. The decrease in interest expense was further offset by the swap agreement income in 2005 of $0.9 million. The swap agreement matured in February of 2005.

     INCOME TAX (BENEFIT) PROVISION. Our effective tax rate was 41.0% for the six months ended June 30, 2006, unchanged from the comparable period in 2005. Benefit from income tax was $3.6 million for the six months ended June 30, 2006 compared to provision for income tax of $9.0 million for the comparable period in 2005.

     NET (LOSS) INCOME. Net loss for the six months ended June 30, 2006 of $5.2 million was $18.2 million less than net income of $13.0 million for the comparable period in 2005. The shift from net income to net loss is primarily due to lower net sales volume, gross profit margin, the asset impairment charge taken during the second quarter and other factors discussed above.

     LIQUIDITY AND CAPITAL RESOURCES

     Our primary sources of liquidity are funds generated by operations and borrowings under our Senior Credit Facility. The seasonal nature of our operations results in a significant fluctuation in certain components of working capital (primarily accounts receivable and inventory) during the growing and selling cycles. As a result, operating activities during the first and fourth quarters use significant amounts of cash, and in contrast, operating activities for the second and third quarters generate substantial cash as we ship inventory and collect accounts receivable. The covenants under our Senior Credit Facility may affect our ability to operate our business, may limit our ability to take advantage of business opportunities as they arise and may adversely affect the conduct of our current business. A breach of a covenant in our debt instruments could cause acceleration of a significant portion of our outstanding indebtedness. In the event we breach the covenants in our debt instruments and we are unable to obtain waivers in connection therewith, we may not be able to obtain alternative financing for our debt on reasonable terms or otherwise. In that event, in order to pay the principal of our debt, we would be required to sell our equity securities, sell our assets or take other actions which could adversely impact our business, operations and shareholders. The foregoing actions may not enable us to pay the entire principal of our debt.

     Net cash provided by operating activities was $5.5 million for the six months ended June 30, 2006 compared to $14.1 million for the comparable period in 2005. The decrease in cash provided by operating activities was mainly due to the decline in gross profit during the period, partially offset by reduced working capital levels. The decline is gross profit was primarily due to the decrease in net sales and the sell-through of higher cost inventory that was produced in 2005. The reduced working capital requirements were mainly due to reduced accounts receivable and inventory balances at quarter end. The decline in inventory resulted from better alignment of production to forecasted sales as well as lower costs resulting from our internal labor productivity initiatives. The decline in accounts receivable resulted mainly from the reduction in net sales.

     Net cash provided by investing activities was $10.8 million for the six months ended June 30, 2006 compared to net cash used in investing activities of $4.1 million for the same period a year ago. The increase in cash provided by investing activities was mainly due to the receipt of $14.4 million of cash proceeds from the Lagoon Valley land sale and a $1.7 million reduction in capital expenditures during the period partially offset by a $1.1 million reduction in land sale option payments relating to our leased Irvine properties. Capital expenditures during the period mainly consisted of general maintenance capital and expenditures related to our Irvine capacity relocation project.

     Net cash used in financing activities was $10.2 million for the six months ended June 30, 2006 compared to $10.5 million for the same period in 2005. Net cash used in financing operations primarily represents the repayment of debt for each respective period. The decline in net cash used in financing activities for the six months ended June 30, 2006 is due to the impacts of cash generated and used in operating and investing activities as discussed above. At June 30, 2006, we had fully repaid the revolver balance and had cash on hand of $6.1 million.

     We typically draw down our revolving loan in the first and fourth quarters to fund our seasonal inventory buildup and seasonal operating expenses. Based on past history, approximately 72-74% of our sales generally occur in the first half of the year, generally allowing us to reduce borrowing under our revolving loan in the second and third quarters. On June 30, 2006 we had unused borrowing capacity of approximately $88.1 million after applying the borrowing base limitations and letters of credits to our available borrowings.

     At June 30, 2006, we did not have any indebtedness outstanding under our Senior Credit Facility and we had $175.0 million principal amount of our Senior Notes outstanding.

     We do not have any off balance sheet financing or any financial arrangements with related parties, other than operating leases. The following table discloses aggregate information about our contractual obligations and commercial commitments as of June 30, 2006.

                                                                      PAYMENTS DUE BY PERIOD
                                                  -------------------------------------------------------------
                                                    Less than         (DOLLARS IN MILLIONS)           After
Contractual Cash Obligations          Total          1 year         1-3 years       4-5 years        5 years
                                  -------------   -------------   -------------   -------------   -------------
Senior Notes ..................   $       175.0   $          --   $          --   $          --   $       175.0
Interest ......................           102.3            18.9            55.0            28.4              --
Operating Leases...............            16.8             4.0             5.5             1.4             5.9
                                  -------------   -------------   -------------   -------------   -------------
Total .........................   $       294.1   $        22.9   $        60.5   $        29.8   $       180.9
                                  =============   =============   =============   =============   =============

     We believe that cash generated by operations and from borrowings, expected to be available under our Senior Credit Facility, will be sufficient to meet our anticipated working capital, capital expenditures and debt service requirements for at least the next twelve months.

     OUR SENIOR CREDIT FACILITY

     We entered into our Senior Credit Facility on September 30, 2003. Hines Nurseries and its domestic operating subsidiaries are borrowers under the Senior Credit Facility. The credit facility currently consists of a revolving loan with availability of up to $100.0 million (subject to borrowing base limits). The revolving loan also permits us to obtain letters of credit up to a sub-limit.

     The Senior Credit Facility was amended by the First Amendment to Credit Agreement dated as of June 30, 2005 (the "First Amendment"), then again pursuant to a Waiver Regarding Financial Covenants dated as of October 13, 2005 (the "Waiver"), and by the Second Amendment to Credit Facility dated as of February 3, 2006 (the "Second Amendment"). On November 8, 2005, in accordance with the Waiver, at our request the availability of the revolving loan was reduced from $145.0 million to $120.0 million (subject to borrowing base limits). On August 8, 2006, in accordance with the Third Amendment to the Senior Credit Facility, the Senior Credit Facility was amended again and the availability of the revolving loan was reduced from $120.0 million to $100.0 million (subject to borrowing base limits).

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

     The Senior Credit Facility requires Hines Nurseries and its subsidiaries to meet specific covenants and financial ratios, including a minimum fixed charge coverage test, a maximum leverage test and a maximum capital expenditure test. The Senior Credit Facility contains customary representations and warranties and customary events of default and other covenants. As of June 30, 2006, we were not in compliance with the minimum fixed charge coverage ratio covenant; however, as discussed below, the non-compliance was waived in connection with the Third Amendment.

     The covenants under the Senior Credit Facility may affect our ability to operate our business, may limit our ability to take advantage of business opportunities as they arise and may adversely affect the conduct of our current business. A breach of a covenant in our debt instruments could cause acceleration of a significant portion of our outstanding indebtedness. In the event we breach the covenants in our debt instruments and we are unable to obtain waivers in connection therewith, we may not be able to obtain alternative financing for our debt on reasonable terms or otherwise. In that event, in order to pay the principal of our debt, we would be required to sell our equity securities, sell our assets or take other actions. The foregoing actions may not enable us to pay the principal of our debt.

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

     THIRD AMENDMENT TO SENIOR CREDIT FACILITY. In August 2006, Hines Nurseries negotiated and entered into the Third Amendment to the Senior Credit Facility dated as of September 30, 2003. The Third Amendment waives the requirement that we comply with the minimum fixed charge coverage ratio covenant for the periods ended June 30, 2006 and ending September 30, 2006. The Third Amendment also reduces the aggregate revolving loan commitment under the Senior Credit Facility from $120.0 million to $100.0 million and institutes a maximum revolving utilization restriction under the credit facility. It also increases the interest rate spread by 25 basis points on outstanding prime and London Interbank Offered Rate ("LIBOR") borrowings, increases unused line fees and establishes new fixed charge covenant ratios beginning in the fourth quarter of 2006. In addition, the Third Amendment requires us to sell ours four color nursery facilities in the Northeast and certain assets in Miami, Florida by no later than December 31, 2006. The sales of these assets are required to generate a predetermined amount of aggregate proceeds.

     INTEREST RATE; FEES. The interest rate on the loans under the Senior Credit Facility may be, at our option, prime rate loans or London Inter Bank Offering Rate ("LIBOR") rate loans. Prime rate loans under the revolving loan bear interest at the prime lending rate plus an additional amount that ranges from 0.75% to 1.75%, depending on our consolidated leverage ratio. As of June 30, 2006, the applicable margin for prime rate loans was 1.75% for the revolving loan. As of August 8, 2006, in connection with the Third Amendment, Prime rate loans under the revolving loan bear interest at the prime lending rate plus an additional amount that ranges from 1.00% to 2.00%, depending on our consolidated leverage ratio.

     LIBOR rate loans under the revolving loan bear interest at the LIBOR rate plus an additional amount that ranges from 1.75% to 2.75%, depending on our consolidated leverage ratio. As of June 30, 2006, the applicable margin for LIBOR rate loans was 2.75% for the revolving loan. As of August 8, 2006, in connection with the Third Amendment, LIBOR rate loans under the revolving loan bear interest at the LIBOR rate plus an additional amount that ranges from 2.00% to 3.00%, depending on our consolidated leverage ratio. In addition to paying interest on outstanding principal, we are required to pay a commitment fee on the daily average unused portion of the revolving loan which accrues based on the utilization of the revolving loan.

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

     IMPAIRMENT OF LONG-LIVED ASSETS.

     In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," long-lived assets and intangible assets with determinate lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We evaluate potential impairment by comparing the carrying amount of the asset with the estimated undiscounted future cash flows associated with the use of the asset and its eventual disposition. In connection with the Third Amendment and required asset sales, we re-evaluated our four nursery facilities in the Northeast as well as assets located in Miami, Florida and determined that three of the Northeast facilities exceeded the estimated undiscounted future cash flows associated with the use of the assets and therefore deemed those assets unrecoverable. As a result, we reduced the carrying value of the assets to the fair value of those assets as determined by a recent appraisal performed by Cushman & Wakefield, Inc. and recorded an impairment charge of approximately $8.0 million in our statements of operations for the period ended June 30, 2006.

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

     In March 2005, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. ("FIN") 47, "Accounting for Conditional Asset Retirement Obligations." FIN 47 clarifies the accounting for conditional asset retirement obligations as used in SFAS No. 143, "Accounting for Asset Retirement Obligations." A conditional asset retirement obligation is an unconditional legal obligation to perform an asset retirement activity in which the timing and
(or) method of settlement are conditional on a future event that may or may not be within the control of the entity. Therefore, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation under SFAS No. 143 if the fair value of the liability can be reasonably estimated. We have identified and recorded a liability of approximately $0.8 million in connection with its known conditional asset retirement obligations. As we continue to evaluate and identify additional asset retirement obligations, additional liabilities will be recorded.

     NEW ACCOUNTING STANDARDS.

     In June 2006, the FASB issued FIN 48, "Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109." FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN 48 is effective for all uncertainty in income taxes recognized in financial statement in fiscal years beginning after December 15, 2006. We do not believe that the adoption of FIN 48 will have a material impact on its consolidated financial position, results of operations or cash flows.

     ACCOUNTING STANDARDS ADOPTED

     Effective the beginning of the first quarter of fiscal year 2006, the Company adopted the provisions of SFAS No. 123(R), "Share Based Payment," using the modified prospective transition method. Under this method, prior periods are not restated. The provisions of SFAS 123(R) apply to new stock options and stock options outstanding, but not yet vested, on the effective date. As of December 31, 2005, all outstanding options were fully vested.

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

     We also manage our interest rate risk by balancing the amount of our fixed and variable long-term debt. For fixed-rate debt, interest rate changes affect the fair market value of such debt but do not impact earnings or cash flows. Conversely, for variable-rate debt, interest rate changes generally do not affect the fair market value of such debt but do impact future earnings and cash flows, assuming other factors are held constant. At June 30, 2006, the carrying amount and estimated fair value of our long-term debt was $175.0 million and $167.1 million, respectively. Assuming that the anticipated sales of assets are completed, we believe that future borrowings on our variable rate debt will be minimal, therefore any change in applicable interests rates should not have a material impact on our financial statements.

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

ITEM 1A.  RISK FACTORS

     There have been no material changes to the risk factors as disclosed in the Company's 2005 annual report on Form 10-K, as amended, filed with the Securities and Exchange Commission except that the Company hereby updates the following risk factors with regard to certain cost estimates regarding our leased facilities in Irvine, California, risks associated with our debt and Senior Credit Facility, and risks which we face in connection with sudden oak death as described below:

OUR NURSERY FACILITY IN IRVINE, CALIFORNIA IS ENTIRELY ON LEASED LAND AND WE DO NOT EXPECT THE LEASES TO BE EXTENDED BEYOND THEIR CURRENT TERMS.

     Our 542-acre nursery facility and headquarters in Irvine, California are entirely on leased land. In 2003, we entered into an amended lease agreement for this facility in which 63 new acres were added and the lease expiration schedule was changed. Under the amended lease agreement, the lease on 114 acres expired on June 30, 2006, the lease on 140 acres expires on December 31, 2006, and the lease on the remaining 288 acres expires on December 31, 2010. We do not expect these leases to be extended beyond their current terms. For the 254 acres that will expire in 2006, we are developing plans to transition a majority of the production to our Winters South facility and the remaining production to the parcel recently added to our facility in Irvine. For the 288 acres that will expire at the end of 2010, we will be required to establish new production facilities or transition production to existing facilities. We may incur substantial costs in connection with the establishment of these new production facilities or the transition of production to existing facilities.

     We may not be successful in executing our transition plan or establishing suitable replacement production facilities. If we are unsuccessful in these efforts, our net sales, cash flows and operating income could be materially adversely affected. In addition, as of June 30, 2006, we estimate that we will incur approximately a total of $0.2 million of removal and remediation costs when we vacate 254 acres in 2006 and $0.5 million of removal and remediation costs when we vacate 288 acres in 2010. We may incur significant expenses beyond what we have forecasted if additional remedial action is required. Significant costs in excess of our estimates could have a material adverse effect on our business, financial position, results of operations and operating cash flow.

THE TERMS OF OUR DEBT MAY LIMIT OUR ABILITY TO PLAN FOR OR RESPOND TO CHANGES IN OUR BUSINESS AND THE TERMS OF OUR SENIOR CREDIT FACILITY REQUIRE THAT WE SELL CERTAIN ASSETS AT AN AGGREGATE MINIMUM PRICE. OUR FAILURE TO COMPLY WITH THE COVENANTS IN OUR SENIOR CREDIT FACILITY AND OTHER INDEBTEDNESS COULD HAVE A MATERIAL ADVERS IMPACT ON OUR BUSINESS AND OPERATIONS.

     We have an amended Senior Credit Facility that consists of a revolving facility with availability of up to $100.0 million (subject to borrowing base limits). Our Senior Credit Facility and the indenture governing the Senior Notes issued by Hines Nurseries contain covenants that restrict our ability to, among other things:

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

     Pursuant to the terms of our Senior Credit Facility as amended by the Third Amendment, we are required to sell our four color nurseries located in the Northeast and certain assets located in Miami, Florida by no later than December 31, 2006 and these sales are required to generate a predetermined minimum amount of aggregate proceeds. There can be no assurance that we will be able to sell these assets by the end of 2006 and for the required minimum amount of aggregate proceeds.

     In addition, we have failed to comply with certain of our financial covenants in our Senior Credit Facility in the past and have had to obtain waivers in connection therewith. There can be no assurance that we will be able to comply with such covenants in the future or that we will be able to obtain waivers of such non-compliance.

     These covenants may affect our ability to operate our business, may limit our ability to take advantage of business opportunities as they arise and may adversely affect the conduct of our current business. A breach of a covenant in our debt instruments could cause acceleration of a significant portion of our outstanding indebtedness. In the event we breach the covenants in our debt instruments and we are unable to obtain waivers in connection therewith, we may not be able to obtain alternative financing for our debt on reasonable terms or otherwise. In that event, in order to pay the principal of our debt, we would be required to sell our equity securities, sell our assets or take other actions which could adversely impact our business, operations and shareholders. The foregoing actions may not enable us to pay the principal of our debt.

WE FACE RISKS ASSOCIATED WITH SUDDEN OAK DEATH ("SOD"). QUARANTINES OF OUR PRODUCTS OR OTHER ACTIONS BY FEDERAL AND STATE REGULATORY AUTHORITIES IN RESPONSE TO SUDDEN OAK DEATH COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS AND RESULTS OF OPERATIONS.

     SOD is caused by a fungus-like pathogen recently identified by scientists in California and named Phytophthora ramorum ("P. ramorum"). Since its appearance in 1995, P. ramorum has killed thousands of coast live oak, black oak, tan oak and Shreve oak in Northern California. P. ramorum can also infect the leaves and branches of other plants referred to as SOD host plants. Currently, approximately 100 plant species grown by commercial nurseries have been identified as SOD hosts or associated hosts

     Currently, our Forest Grove, Oregon facility and all of our California facilities that ship product interstate are SOD-free and are operating under USDA SOD Compliance Agreements. However, if in the future we do test positive for SOD, our products could be subject to quarantine by federal and state regulatory authorities. If this were to occur, we could experience a significant loss of sales and may be required to destroy inventory, which could have a material adverse effect on our business, results from operations, and operating cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     We held our Annual Meeting of Stockholders on June 1, 2006 at which meeting our stockholders elected six directors and ratified the appointment of PricewaterhouseCoopers LLP as our independent public accountants for the 2006 fiscal year.

     The following individuals were elected as directors and received the number of votes indicated below:

 Name of Nominee                Votes For          Against        Abstentions
 ---------------                ---------          -------        -----------

Stan R. Fallis                  10,121,253            -              288,707
Robert A. Ferguson              10,053,343            -              356,617
G. Ronald Morris                10,121,538            -              288,422
Thomas R. Reusche               10,119,353            -              290,607
James R. Tenant                 10,121,538            -              288,422
Paul R. Wood                     6,386,288            -            4,023,672


     For the ratification of PricewaterhouseCoopers LLP as our independent registered public accountants, 10,255,481 votes were cast in favor, 35,878 votes were cast against and there were 118,600 abstentions.

ITEM 5.  OTHER INFORMATION.

     MATERIAL CONTRACTS

     On August 8, 2006, Hines Nurseries and Hines SGUS Inc., each a subsidiary of Hines Horticulture, entered into the Third Amendment and Limited Waiver to Credit Agreement (the "Amendment") to its existing Credit Agreement dated as of September 30, 2003 with the various financial institutions party thereto and Deutsche Bank Trust Company Americas as administrative agent for the lenders. The Amendment waives the requirement that the Company comply with the minimum fixed charge coverage ratio covenant for the periods ended June 30, 2006 and September 30, 2006. The Amendment also establishes a reduction in the aggregate revolving loan commitment under the credit facility from $120 million to $100 million (subject to borrowing base limits) and institutes a maximum revolving utilization restriction that ranges between $10.8 million and $23.3 million. The Amendment also increases the interest rate spread by twenty-five basis points on outstanding prime and LIBOR borrowings and increases unused line fees. In addition, the Amendment establishes new fixed charges covenant ratios beginning in the fourth quarter of 2006. Finally, under the Amendment, the Company is required to generate a pre-determined amount of aggregate proceeds from the sale of four nursery facilities in the Northeast and assets in Miami, Florida by no later than December 31, 2006.

     The Amendment was entered into between the Company and its existing lenders under its current credit facility. A copy of the Amendment is filed as Exhibit
10.1 to this Form 10-Q and is incorporated herein by reference.

     On August 9, 2006, Hines Horticulture entered into a severance agreement with each of Steven Avery and Jeffrey Dunbar (each, the "Employee"). Each Employee is an executive officer and the severance agreements provide each Employee with six months severance as well as certain bonus payments in the event the Employee is terminated by the Company without "Cause" (as defined in the severance agreement) or the Employee resigns for "Good Reason" (as defined in the severance agreement). The severance agreements also contain certain other terms and conditions including provisions which provide that the Employees agree to non-disparagement and non-solicitation provisions. Copies of the severance agreements are filed as exhibits to this Form 10-Q as Exhibits 10.4 and 10.5 and are incorporated herein by reference.

     COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES

     On August 8, 2006, the Company's Board of Directors approved the Company's plan to sell four nursery facilities located in Danville, Pennsylvania, Pipersville, Pennsylvania, Utica, New York and Newark, New York, as well as assets located in Miami, Florida, all in accordance with the requirement under the Amendment to the Credit Agreement that such facilities and assets be sold by the Company by December 31, 2006.

     The Company anticipates that the sales of these assets may involve both cash and non-cash charges, including lease and contract termination expenses, employee severance costs, asset impairment charges, environmental remediation costs, accelerated depreciation, inventory mark-downs and asset write-offs. Currently, the Company is unable in good faith to make a determination of an estimate or a range of these charges (except with regard to the impairment charge mentioned below) and is therefore unable to make a determination regarding the total amount of costs expected to be incurred in connection with these actions and the amount of the total charges that will result in future cash expenditures.

     MATERIAL IMPAIRMENTS

     As required by SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company has performed impairment tests on the individual facilities expected to be sold by December 31, 2006. These facilities include the Company's four nursery facilities located in the Northeast as well as certain assets located in Miami, Florida. These impairment tests determined that the carrying value of the long-lived assets for three of the Northeast facilities exceeded the estimated undiscounted future cash flows associated with the use of the assets and therefore were deemed unrecoverable. As a result, the Company reduced the carrying value of the assets to the fair value of those assets as determined by a recent appraisal. The impairment charge of approximately $8.0 million was recorded in the statements of operations for the period ended June 30, 2006.

ITEM 6.  EXHIBITS

See index to Exhibits at page 28 for a list of exhibits included herewith.

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

Date:  August 14, 2006

                            HINES HORTICULTURE, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                   FOR THE FISCAL QUARTER ENDED JUNE 30, 2006

                                INDEX TO EXHIBITS

Exhibit No.                            Description
--------------------------------------------------------------------------------

     10.1 Third Amendment to Credit Agreement dated as of August 8, 2006 by and among Hines Nurseries, Inc., a subsidiary of Hines Horticulture, Inc., Hines SGUS Inc., the financial institutions party thereto, Deutsche Bank Trust Company Americas, as administrative agent for the Lenders. (+)

     10.2       Offer Letter between Hines Horticulture, Inc. and Steve Avery.
                (1)(*)

     10.3       Offer Letter between Hines Horticulture, Inc. and Jeffrey
                Dunbar. (2)(*)

     10.4 Severance Agreement between Hines Horticulture, Inc. and Steven Avery dated August 9, 2006. (+)(*)

     10.5 Severance Agreement between Hines Horticulture, Inc. and Jeffrey Dunbar dated August 9, 2006 (+)(*)

     23.1 Consent to Referencing Cushman & Wakefield of Pennsylvania, Inc. dated August 8, 2006 (+)(*)

     23.2 Consent to Referencing Cushman & Wakefield of New York, Inc. dated August 11, 2006 (+)(*)

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


________________

+ Filed herewith

* Management contract or compensatory arrangement.

(1) Incorporated by reference to Hines Horticulture, Inc.'s Form 8-K filed on May 5, 2006.

(2) Incorporated by reference to Hines Horticulture, Inc.'s Form 8-K filed on May 18, 2006.