Form 10-Q
period 2006-09-30
HINES HORTICULTURE INC
filed 2006-11-14
CIK 1003515

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
              For the quarterly period ended September 30, 2006 OR

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

     As of November 10, 2006, there were 22,072,549 shares of Common Stock, par value $0.01 per share, outstanding.
================================================================================

                            HINES HORTICULTURE, INC.
                                      INDEX
                          PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)                              Page No.
-------   --------------------------------                              --------

          Condensed Consolidated Balance Sheets as of September 30,
          2006 and December 31, 2005                                       3

          Condensed Consolidated Statements of Operations for the
          Three and Nine Months Ended September 30, 2006 and 2005          4

          Condensed Consolidated Statements of Cash Flows for the
          Nine Months Ended September 30, 2006 and 2005                    5

          Notes to the Condensed Consolidated Financial Statements         6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                       15

Item 3.   Quantitative and Qualitative Disclosures About Market Risk      25

Item 4.   Controls and Procedures                                         26

                           PART II. OTHER INFORMATION


Item 1.   Legal Proceedings                                               26

Item 1A.  Risk Factors                                                    26

Item 5.   Other Information                                               26

Item 6.   Exhibits                                                        26

          Signature                                                       27

          Index to Exhibits                                               28

Note:  Items 2, 3 and 4 of Part II are omitted because they are not applicable.


PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements

                                           HINES HORTICULTURE, INC.
                                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                   SEPTEMBER 30, 2006 AND DECEMBER 31, 2005
                            (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                                  (UNAUDITED)

ASSETS                                                                      September 30,   December 31,
------                                                                          2006            2005
                                                                             ---------       ---------
CURRENT ASSETS:
        Cash                                                                 $   7,882       $      62
        Accounts receivable, net                                                23,543          16,444
        Inventories                                                            143,912         164,068
        Consigned inventories                                                    1,546             109
        Prepaid expenses and other current assets                                1,496           2,666
        Assets held for disposal                                                28,005          50,315
                                                                             ---------       ---------

                                                   Total current assets        206,384         233,664
                                                                             ---------       ---------

FIXED ASSETS, net                                                               84,753          82,791

DEFERRED FINANCING EXPENSES, net                                                 5,131           6,207
DEFERRED INCOME TAXES                                                           13,711          21,547
GOODWILL                                                                        38,818          43,926
                                                                             ---------       ---------

                                                                             $ 348,797       $ 388,135
                                                                             =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
        Accounts payable                                                     $  16,414       $  12,624
        Accrued liabilities                                                     10,691          11,474
        Accrued payroll and benefits                                             6,469           4,453
        Accrued interest                                                         9,077           4,711
        Borrowings on revolving credit facility                                     --          10,080
        Deferred income taxes                                                   39,583          58,048
        Liabilities held for disposal                                            6,747           8,079
                                                                             ---------       ---------

                                              Total current liabilities         88,981         109,469
                                                                             ---------       ---------

LONG-TERM DEBT                                                                 175,000         175,000
DEFERRED GAIN ON LAND SALES                                                     56,109          39,880
OTHER LIABILITIES                                                                2,072           5,378
                                                                             ---------       ---------

                                                      Total liabilities        322,162         329,727
                                                                             ---------       ---------


SHAREHOLDERS' EQUITY
        Preferred stock
           Authorized - 2,000,000 shares, $0.01 par value;
           none outstanding                                                         --              --
        Common stock
           Authorized - 60,000,000 shares, $0.01 par value;
           Issued and outstanding - 22,072,549 shares
           at September 30, 2006 and December 31, 2005                             221             221
        Additional paid-in capital                                             128,781         128,781
        Accumulated deficit                                                   (102,367)        (70,594)
                                                                             ---------       ---------

                                             Total shareholders' equity         26,635          58,408
                                                                             ---------       ---------

                                                                             $ 348,797       $ 388,135
                                                                             =========       =========

   The accompanying notes are an integral part of these condensed consolidated financial statements.


                                                     HINES HORTICULTURE, INC.
                                          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  Three Months and Nine Months Ended September 30, 2006 and 2005
                                             (Dollars in thousands, except share data)
                                                            (Unaudited)

                                                                  Three Months Ended September 30,   Nine Months Ended September 30,
                                                                  --------------------------------   -------------------------------
                                                                       2006             2005             2006             2005
                                                                   ------------     ------------     ------------     ------------

Sales, net                                                         $     37,387     $     37,939     $    207,983     $    222,111
Cost of goods sold                                                       22,119           19,757          116,194          109,465
                                                                   ------------     ------------     ------------     ------------
    Gross profit                                                         15,268           18,182           91,789          112,646
                                                                   ------------     ------------     ------------     ------------

Distribution expenses                                                     8,794            8,690           46,724           47,335
Selling, general and administrative expenses                             11,779            9,391           40,795           39,086
Other operating expenses                                                    442               94            2,282              523
                                                                   ------------     ------------     ------------     ------------
    Total operating expenses                                             21,015           18,175           89,801           86,944
                                                                   ------------     ------------     ------------     ------------

    Operating (loss) income                                              (5,747)               7            1,988           25,702

Other expenses (income)
   Interest, net                                                          4,814            5,376           15,149           17,446
   Interest rate swap agreement income                                       --               --               --             (895)
   Amortization of deferred financing expenses                              648              467            1,397            1,356
                                                                   ------------     ------------     ------------     ------------
                                                                          5,462            5,843           16,546           17,907
                                                                   ------------     ------------     ------------     ------------

(Loss) income from continuing operations before income taxes            (11,209)          (5,836)         (14,558)           7,795

Income tax (benefit) provision                                           (4,504)          (2,393)          (5,876)           3,196
                                                                   ------------     ------------     ------------     ------------

(Loss) income from continuing operations                                 (6,705)          (3,443)          (8,682)           4,599

(Loss) income from discontinued operations, net of income taxes         (19,870)          (1,730)         (23,091)           3,217
                                                                   ------------     ------------     ------------     ------------

Net (loss) income                                                  $    (26,575)    $     (5,173)    $    (31,773)    $      7,816
                                                                   ============     ============     ============     ============


Basic and diluted earnings per share:

(Loss) income from continuing operations                           $      (0.30)    $      (0.16)    $      (0.39)    $       0.21
(Loss) income from discontinued operations, net of income taxes           (0.90)           (0.07)           (1.05)            0.14
                                                                   ------------     ------------     ------------     ------------
Net (loss) income per common share                                 $      (1.20)    $      (0.23)    $      (1.44)    $       0.35
                                                                   ============     ============     ============     ============


Weighted average shares outstanding--Basic                           22,072,549       22,072,549       22,072,549       22,072,549
                                                                   ============     ============     ============     ============

Weighted average shares outstanding--Diluted                         22,072,549       22,072,549       22,072,549       22,119,345
                                                                   ============     ============     ============     ============

           The accompanying notes are an integral part of these condensed consolidated financial statements.


                                      HINES HORTICULTURE, INC.
                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           Nine Months Ended September 30, 2006 and 2005
                                       (Dollars in thousands)
                                             (Unaudited)

                                                                  Nine Months Ended September 30,

                                                                      2006           2005
                                                                    --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES
    (Loss) income from continuing operations                        $ (8,682)      $  4,599
    Adjustments to reconcile (loss) income from continuing
      operations to net cash provided by operating activities:
         Depreciation                                                  6,344          5,257
         Accretion of asset retirement obligations                        25             51
         Amortization of deferred financing expenses                   1,397          1,356
         Interest rate swap agreement income                              --           (895)
         Loss (gain) on sale of assets                                   362           (184)
         Deferred income taxes                                        (5,726)         3,196

Change in working capital accounts:
    Accounts receivable                                               (7,099)        (8,955)
    Inventories                                                       18,513          5,353
    Prepaid expenses and other current assets                          1,163            613
    Accounts payable and accrued liabilities                           8,038         12,047
                                                                    --------       --------
        Net cash provided by continuing operations                    14,335         22,438
        Net cash (used in) provided by discontinued operations        (2,707)         4,777
                                                                    --------       --------
        Net cash provided by operating activities                     11,628         27,215
                                                                    --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of fixed assets                                          (7,666)        (8,165)
    Proceeds from sale of fixed assets                                14,297            809
    Proceeds from land sale option                                        --          2,000
                                                                    --------       --------
        Net cash provided by (used in) continuing operations           6,631         (5,356)
        Net cash (used in) provided by discontinued operations           (39)           261
                                                                    --------       --------
        Net cash provided by (used in) investing activities            6,592         (5,095)
                                                                    --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES
    Net repayments on revolving line of credit                       (10,080)       (18,607)
    Repayments of long-term debt                                          --         (3,815)
    Deferred financing expenses incurred                                (320)          (192)
                                                                    --------       --------
        Net cash used in financing activities                        (10,400)       (22,614)
                                                                    --------       --------

NET CHANGE IN CASH                                                     7,820           (494)

CASH, beginning of period                                                 62            600
                                                                    --------       --------

CASH, end of period                                                 $  7,882       $    106
                                                                    ========       ========

Supplemental disclosure of cash flow information:
    Cash paid for interest                                          $ 10,465       $ 13,301
    Cash paid for income taxes                                      $  1,112       $     25

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

         Hines is a leading national supplier of ornamental shrubs, color plants and container-grown plants and our continuing operations consist of eight commercial nursery facilities located in Arizona, California, Oregon, South Carolina and Texas. Hines markets its products to retail and commercial customers throughout the United States and Canada.

         The Condensed Consolidated Financial Statements include the accounts of Hines Horticulture and its wholly owned subsidiaries after elimination of intercompany accounts and transactions.

     Significant Accounting Policies
     -------------------------------

         In March 2005, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. ("FIN") 47, "Accounting for Conditional Asset Retirement Obligations." FIN 47 clarifies the accounting for conditional asset retirement obligations as used in Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations." A conditional asset retirement obligation is an unconditional legal obligation to perform an asset retirement activity in which the timing and
     (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. Therefore, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation under SFAS No. 143 if the fair value of the liability can be reasonably estimated. During the third quarter of 2006, the Company continued to evaluate its asset retirement obligations and identified additional retirement obligations of approximately $405. In addition, in order to bring to present value the future obligations, the Company recorded an additional accretion expense of $12. This brings the overall obligation to approximately $1,193. Additional obligations of approximately $398 arose from the remediation costs associated with the Company's lease requirements to exit from the land located in Danville, Pennsylvania. As discussed below, the Company is in the process of selling the operations located in Danville. Additional obligations of $6 arose from the remediation costs associated with the Company's requirements to remove asbestos piping used for irrigation located in Vacaville, California. In addition, the Company has determined that it will incur approximately $300 in land cleanup costs at its Fallbrook, California facility. However, because there is an indeterminate settlement date, the Company has not recognized this liability on its financial statements. As the Company continues to evaluate and identify additional asset retirement obligations, additional liabilities will be recorded when the future obligations can be reasonably estimated.

2.   Unaudited Financial Information:
     --------------------------------

         The unaudited financial information furnished herein, in the opinion of management, reflects all adjustments (consisting of only normal recurring adjustments) which are necessary for a fair statement of the consolidated financial position, results of operations and cash flows of the Company as of and for the periods indicated. The Company presumes that users of the interim financial information herein have read or have access to the Company's audited consolidated financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context.

         Accordingly, footnotes and other disclosures, which would substantially duplicate the disclosures contained in the Company's Form 10-K for the year ended December 31, 2005, as amended by an amendment, filed on May 12, 2006 by Hines under the Securities Exchange Act of 1934, as amended, have been omitted. The financial information herein is not necessarily representative of a full year's operations. The year-end condensed balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

3.   Discontinued Operations:
     ------------------------

     MIAMI ASSET SALES
         On October 2, 2006, the Company entered into asset purchase agreements to sell certain inventory, vehicles, equipment and other assets located at its Miami, Florida facility. Total proceeds from the sale of these assets were $4,099, of which $1,764 was used to payoff outstanding lease obligations related to the assets which were sold. In connection with entering into the asset purchase agreements, the Company ceased active operations at its Miami, Florida facilities.

         On November 8, 2006, the Company completed the evaluation of the fair value of its Miami, Florida assets, which are described above. As a result of the evaluation, the Company recorded an impairment charge of approximately $5,253 to reflect the fair value of these assets. This impairment charge was recorded in the statements of operations as a loss from discontinued operations for the period ended September 30, 2006.

         In addition, on October 30, 2006, the Company entered into a commercial contract to sell one of the two remaining real properties located in Miami, Florida. The contract, which contains closing and other customary conditions, provides for the sale of approximately 138 acres of land in Miami-Dade County, Florida and certain other assets of the Company which are to be identified during the prospective buyer's inspection and due diligence period. The expected sales price for the land and the other assets is approximately $12,455, assuming the transaction closes. During the fourth quarter of 2006, the Company anticipates recording a net gain from the sale of the 138 acres of land, which would be recorded as a component of discontinued operations.

         As of September 30, 2006, all of the Company's remaining assets, inventories and related liabilities related to the Miami, Florida operations have been reclassified on the balance sheet as "assets or liabilities held for disposal."

     NORTHEAST FACILITIES
         In August 2006 the Company made a decision to pursue the sale of the four Northeast nursery operations as provided for in the Company's credit facility. These operations consist of the Company's facilities in Danville and Pipersville, Pennsylvania and Newark and Utica, New York. The fixed assets, inventories and related liabilities of these four facilities have been reclassified on the balance sheet as "assets or liabilities held for disposal."

         As required by SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company had performed impairment tests on the assets the Company is seeking to sell by December 31, 2006. These assets included the Company's four nursery facilities located in the Northeast as well as certain assets located in Miami, Florida. The original impairment tests performed in connection with the second quarter of fiscal 2006 determined that the carrying value of the long-lived assets for the Northeast facilities had exceeded the estimated undiscounted future cash flows associated with the use of the assets and therefore were deemed unrecoverable. An impairment charge of $8,041 was recorded by the Company in its condensed consolidated statements of operations for the period ended June 30, 2006.

         On October 30, 2006, the Company conducted a re-evaluation of the fair value of its four Northeast facilities. The re-evaluation was triggered by two major customers withdrawing substantial future sales commitments from three of the four facilities, which withdrawal occurred subsequent to the original announcement of the sale of the four Northeast facilities. The withdrawal represented a reduction of approximately 75% of the 2007 annual sales commitments for the three facilities, greatly reducing the fair market value of these assets. As a result of the Company's re-evaluation, the Company has determined that an additional impairment charge of $11,084 be recorded to more accurately reflect the fair value of these assets. This impairment charge was recorded as a component of the loss from discontinued operations in the condensed consolidated statements of operations for the period ended September 30, 2006.

     GOODWILL IMPAIRMENT
         In connection with the Company's decision to sell the four Northeast facilities and the Miami, Florida assets, the Company allocated approximately $5,108 of goodwill to these facilities and assets. Prior to the allocation, the Company reported total goodwill of approximately $43,926, which was initially recorded based on purchase price allocations from various acquisitions made by the Company. Subsequent to the allocation of the goodwill to the operations to be disposed of, the Company concluded that the carrying value of the goodwill attributable to the four Northeast color facilities and the Miami, Florida assets was impaired. As a result, the Company recorded a goodwill impairment charge of $5,108. The goodwill impairment charge was recorded as a component of the loss from discontinued operations in the condensed consolidated statements of operations for the period ended September 30, 2006.

         Summarized financial information for discontinued operations is set forth below:

                                                         Three months ended                    Nine months ended
                                                  --------------------------------      -------------------------------
                                                  September 30,      September 30,      September 30,     September 30,
                                                      2006               2005               2006               2005
                                                    --------           --------           --------           --------
Sales, net                                          $  9,141           $ 11,432           $ 50,392           $ 68,143
(Loss) income before income taxes                    (32,082)            (2,932)           (37,543)             5,453
Income tax (benefit) provision                       (12,212)            (1,202)           (14,452)             2,236
                                                    --------           --------           --------           --------
(Loss) income from discontinued operations          $(19,870)          $ (1,730)          $(23,091)          $  3,217
                                                    ========           ========           ========           ========

         As of September 30, 2006 and December 31, 2005, the components of assets and liabilities of discontinued operations in the consolidated balance sheets are as follows:

                                         September 30,       December 31,
                                             2006               2005
                                           --------           --------
Inventory                                  $ 17,081           $ 20,454
Fixed assets, net                            13,154             39,927
Deferred income taxes                        (2,230)           (10,066)
                                           --------           --------
Assets held for disposal                   $ 28,005           $ 50,315
                                           ========           ========

Deferred income taxes                      $  6,747           $  8,079
                                           --------           --------
Liabilities held for disposal              $  6,747           $  8,079
                                           ========           ========


4.   Earnings Per Share:
     -------------------

         Earnings per share are calculated in accordance with SFAS No. 128, "Earnings per Share," which requires the Company to report both basic earnings per share, based on the weighted-average number of common shares outstanding, and diluted earnings per share, based on the weighted-average number of common shares outstanding adjusted to include the potentially dilutive effect of outstanding stock options and warrants using the treasury method. For the three and nine months ended September 30, 2006, the incremental shares related to underlying employee stock options from total outstanding options of 847,227, were excluded from the computation of diluted earnings per share because they would have been anti-dilutive. For the three and nine months ended September 30, 2005, the incremental shares related to the underlying employee stock options were 0 and 2,067, respectively, from total outstanding options of 1,066,273. In addition, for the three and nine months ended September 30, 2005, the incremental shares related to 440,000 warrants outstanding were 0 and 44,729, respectively. The 440,000 warrants expired on December 31, 2005.

5.   Stock-Based Compensation:
     -------------------------

         The Company's 1998 Long-Term Equity Incentive Plan (the "1998 Stock Plan"), which has been approved by the shareholders, permits the grant of stock options, stock appreciation rights, restricted stock, performance awards and any combination of the foregoing to certain directors, officers and employees of the Company and its subsidiaries. Option awards are generally granted with an exercise price equal to or greater than the market price of the Company's stock at the date of grant; those option awards generally vest over a period of four years subject to continuous service and have 10-year contractual terms.

         Effective the beginning of the first quarter of fiscal year 2006, the Company adopted the provisions of SFAS No. 123(R), "Share-Based Payment," using the modified prospective transition method. Under this method, prior periods are not restated. The provisions of SFAS No. 123(R) apply to new stock options and stock options outstanding, but not yet vested, on the effective date. As of December 31, 2005, all outstanding options were fully vested.

         Prior to January 1, 2006, the Company measured stock compensation expense using the intrinsic value method of accounting in accordance with Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations (APB No. 25). Thus, expense was generally not recognized for the Company's employee stock option plans. Results for prior periods have not been restated.

         PRO FORMA IMPACT IN Q3 2005 HAD THE COMPANY APPLIED THE FAIR VALUE PROVISIONS OF SFAS NO. 123

         The following table shows net income and EPS had the Company applied the fair value method of accounting for stock-based compensation in accordance with SFAS No. 123 during the third quarter of 2005 (in thousands, except per share data).

                                                Three months ended      Nine months ended
                                                September 30, 2005     September 30, 2005
                                                ------------------     ------------------
Net loss, as reported                                $(5,173)               $ 7,816
Stock-based compensation expense, net of tax             (11)                   (32)
                                                     -------                -------
Pro forma net loss                                   $(5,184)               $ 7,784
                                                     =======                =======

Net loss per share:

Basic and diluted - as reported                      $ (0.23)               $  0.35
                                                     =======                =======
Basic and diluted - pro forma                        $ (0.23)               $  0.35
                                                     =======                =======

         The weighted-average assumptions used in estimating the fair value of stock options granted in 2005, along with the weighted-average grant date fair values, were as follows:

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

         Forfeiture rate - The forfeiture rate is an estimate of the percentage of granted stock options that will be cancelled prior to becoming vested. The Company has estimated this to be 0% because of the historically small amount of forfeitures in prior periods with the exception of the stock option exchange that took place in 2002. In this exchange a large number of options were cancelled and reissued to the same individuals.

         There were no stock option grants during the three and nine months ended September 30, 2006; accordingly, there was no determination of fair value during this period.

         A summary of the status of the Company's stock option plan as of September 30, 2006:

                                                       2006
                                        --------------------------------------
                                                         Weighted Average          Aggregate
                                           Shares         Exercise Price        Intrinsic Value
                                        --------------  --------------------    -----------------
Outstanding at December 31, 2005              869,110   $              6.22
Granted                                             -                     -
Exercised                                           -                     -
Cancelled                                     (21,883)                 7.01
                                        --------------
Outstanding - September 30, 2006              847,227   $              6.20     $              -
                                        ==============                          =================

Exercisable                                   847,227   $              6.20     $              -
                                        ==============                          =================

Weighted average fair value
  of options granted during period                      $                 -


         The aggregate intrinsic value represents the difference between the exercise prices of the underlying awards and the quoted price of the Company's common stock for those awards that have an exercise price below the quoted price on September 30, 2006. The Company had no options outstanding on September 30, 2006 with an exercise price below the quoted price of the Company's common stock resulting in an aggregate intrinsic value of $0.

         The weighted average remaining contractual life was five years at September 30, 2006. As of September 30, 2006, expiration dates ranged from June 22, 2008 to February 18, 2013.

                                          OUTSTANDING AND EXERCISABLE
                                 ----------------------------------------------

                                                    Average       Weighted
                                    Number of      Remaining     Average of
     Range of Exercise Price         Options     Contract Life Exercise Price
     --------------------------- ----------------------------------------------
     $3.32 to $5.00                   81,000          4.81         $ 4.53
     $5.50                           618,127          5.63           5.50
     $6.00 to $8.00                   33,000          3.08           6.73
     $11.00                          115,100          1.81          11.00
                                 -----------
     Total                           847,227          4.95         $ 6.20
                                 ===========

6.   Inventories:
     ------------

         Inventories consisted of the following:

                                                 September 30,      December 31,
                                                     2006              2005
                                                   --------          --------
Nursery stock                                      $134,091          $156,327
Material and supplies                                 9,821             7,741
                                                   --------          --------
     Subtotal                                       143,912           164,068
Consigned inventory                                   1,546               109
                                                   --------          --------
     Total continuing operations inventory          145,458           164,177
                                                   --------          --------

Discontinued operations:

Nursery stock                                        13,867            16,795
Material and supplies                                 2,161             2,695
                                                   --------          --------
     Subtotal                                        16,028            19,490
Consigned inventory                                   1,053               964
                                                   --------          --------
     Total discontinued operations inventory         17,081            20,454
                                                   --------          --------

Total Inventory                                    $162,539          $184,631
                                                   ========          ========


7.   New Accounting Standards:
     -------------------------

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

         In June 2006, the FASB ratified Emerging Issues Task Force Issue No. 06-3, "How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)" ("EITF 06-3"). The scope of EITF 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer. This issue provides that a company may adopt a policy of presenting taxes either gross within revenue or net. If taxes subject to this issue are significant, a company is required to disclose its accounting policy for presenting taxes and the amount of such taxes that are recognized on a gross basis. The Company does not believe the adoption of EITF 06-3 will have a material impact on its consolidated financial statements.

         In September 2006, the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin ("SAB") 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"). SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of determining whether the current year's financial statements are materially misstated. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company does not expect SAB 108 to have a material impact on its consolidated financial statements.

         In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosure about fair value measurements. This pronouncement applies to other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the requirements of SFAS No. 157 and the impact that the adoption of this statement will have on its consolidated financial statements.

8.   Senior Credit Facility:
     -----------------------

         On September 30, 2003, the Company amended and restated its Senior Credit Facility. Hines Nurseries and its domestic operating subsidiaries are borrowers under the Senior Credit Facility. The Senior Credit Facility currently consists of a revolving loan which, subject to applicable borrowing base calculations, provides for borrowings which are not to exceed revolving utilization limits which range between $10,800 and $23,300 depending on the fiscal quarter. The revolving loan also permits the ability to obtain letters of credit up to a separate sub-limit.

         The Senior Credit Facility was amended by the First Amendment to Credit Agreement dated as of June 30, 2005 (the "First Amendment"), then again pursuant to a Waiver Regarding Financial Covenants dated as of October 13, 2005 (the "Waiver"), and by the Second Amendment to Credit Facility dated as of February 3, 2006 (the "Second Amendment"). The Senior Credit Facility was also amended as of August 8, 2006 pursuant to the Third Amendment to Credit Agreement (the "Third Amendment"). On November 8, 2005, in accordance with the Waiver, at the Company's request the availability of the revolving loan was reduced from $145,000 to $120,000 (subject to borrowing base limits). On August 8, 2006, in accordance with the Third Amendment, the availability of revolving loans was reduced by the imposition of revolving utilization limits which range from $10,800 to $23,300 depending on the fiscal quarter.

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

         The Senior Credit Facility requires Hines Nurseries and its subsidiaries to meet specific covenants and financial ratios, including a minimum fixed charge coverage test, a maximum leverage test and a maximum capital expenditure test. The Senior Credit Facility contains customary representations and warranties and customary events of default and other covenants. As of September 30, 2006, the Company was not in compliance with the minimum fixed charge coverage ratio covenant; however, as discussed below, the non-compliance was waived in connection with the Third Amendment.

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

         FIRST AMENDMENT TO SENIOR CREDIT FACILITY. Effective June 30, 2005, Hines Nurseries negotiated and entered into the First Amendment to the Senior Credit Facility. The First Amendment amended the Senior Credit Facility to require that the proceeds from the sale of 122 acres of unimproved property in Miami, Florida on November 7, 2005 ("Miami Land Sale") be used to pay down the term loan. In accordance with the First Amendment, the Company repaid the term loan in its entirety on November 8, 2005 with the completion of the Miami Land Sale. The First Amendment also amended the calculation of the fixed charge coverage ratio and the leverage ratio to allow as an addition to Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") certain adjustments related to work force reductions and requires Hines to meet less restrictive minimum fixed charge coverage ratio for the last fiscal quarter of 2005, for each fiscal quarter of 2006 and for the first fiscal quarter of 2007 and maximum leverage ratios for the last fiscal quarter of 2005, for each fiscal quarter of 2006 and the first and second fiscal quarters of 2007.

         SECOND AMENDMENT TO SENIOR CREDIT FACILITY. In February 2006, Hines Nurseries negotiated and entered into the Second Amendment to the Senior Credit Facility. The Second Amendment amends the calculation of the minimum fixed charge coverage ratio for the first quarter of 2006 and thereafter. The Second Amendment also eliminates the maximum leverage ratio.

         THIRD AMENDMENT TO SENIOR CREDIT FACILITY. In August 2006, Hines Nurseries negotiated and entered into the Third Amendment to the Senior Credit Facility. The Third Amendment waived the requirement that the Company comply with the minimum fixed charge coverage ratio covenant for the periods ended June 30, 2006 and September 30, 2006. The Third Amendment also instituted maximum revolving utilization restrictions under the credit facility which, subject to applicable borrowing base calculations, limit the Company's borrowings to limits which range from $10,800 to $23,300 depending on the fiscal quarter. It also increased the interest rate spread by 25 basis points on outstanding prime and London Interbank Offered Rate ("LIBOR") borrowings, increased unused line fees and established new fixed charge covenant ratios beginning in the fourth quarter of 2006. In addition, the Third Amendment requires the Company to sell its four color nursery facilities in the Northeast and certain assets in Miami, Florida by no later than December 31, 2006. The sales of these assets are required to generate a predetermined minimum amount of aggregate proceeds.

         INTEREST RATE; FEES. The interest rate on the loans under the Senior Credit Facility may be, at the Company's option, Prime rate loans or LIBOR rate loans. Prime rate loans under the revolving loan bear interest at the Prime lending rate plus an additional amount that ranges from 1.00% to 2.00%, depending on its consolidated leverage ratio. Currently, the applicable margin for Prime rate loans is 2.00% for the revolving loan.

         LIBOR rate loans under the revolving loan bear interest at the LIBOR rate plus an additional amount that ranges from 2.00% to 3.00%, depending on its consolidated leverage ratio. Currently, the applicable margin for LIBOR rate loans is 3.00% for the revolving loan. In addition to paying interest on outstanding principal, the Company is required to pay a commitment fee on the daily average unused portion of the revolving loan which accrues based on the utilization of the revolving loan.

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

9.   Long-Term Debt:
     ---------------

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

10.  Deferred Gain on Land Sales:
     ----------------------------

         On March 1, 2006, the Company received notice that Triad Communities, L.P. exercised its option to purchase, pursuant to the previously disclosed Option Agreement dated April 30, 2003 ("Option Agreement"), the Company's 168-acre property in Vacaville, California. The Option Agreement provided that the gross purchase price of the property be $15,100. On April 3, 2006, the Company successfully completed the sale of the land and received net proceeds of $14,300. Total proceeds from the Option Agreement and sale of the land were approximately $16,900, which included approximately $2,600 in option payments already received.

         Under the terms of the Option Agreement, the Company is able to transition off the land in three phases from 2006 to 2008. The three phases of transition will be July 1, 2006, July 1, 2007 and July 1, 2008, and will consist of approximately 24 acres, 88 acres and 56 acres, respectively. The Company is continuing to develop replacement acreage and infrastructure at its 842-acre Winters South facility in northern California. The entire gain on the sale of property has been deferred due to our continuing involvement in the property, as defined in SFAS No. 98, "Accounting for Leases."

         On November 7, 2005, the Company successfully completed the sale of 122 acres of unimproved property in Miami, Florida and received net proceeds of approximately $47,000. The Company originally entered into a two-year lease agreement with the buyer, whereby the Company would lease the entire property for a one-year period, with a thirty-day extension right, and then vacate approximately 33 acres and lease the remaining 89 acres for an additional one-year period, with extension rights for an additional ninety days. The Company's rent obligation under the lease was five hundred dollars per outstanding acre, annually. On October 2, 2006, the Company entered into a First Amendment to the lease, requiring the Company to pay the landlord bonus rent in the amount of 50% of sublease rent, amending the term of the lease to expire on June 30, 2007. On the same day, the Company entered into a sublease agreement pursuant to which the Company subleased the reduced premises under the lease to a subtenant for a term expiring on June 30, 2007 for a monthly sublease payment of $15,000. The entire gain on the sale of property has been deferred due to our continuing involvement in the property, as defined in SFAS No. 98.

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

     Our net sales in the Eastern region of the United States (which is serviced primarily by our Northeast, mid-Atlantic, and Southeast facilities and also, to a lesser extent, by certain of our Western facilities) have continued to decline on a quarter over comparable prior year quarter basis since the third quarter of 2004. As a result of this continued decline, we had been considering internally the divestiture of all four Northeast nursery facilities located in Danville, Pennsylvania, Pipersville, Pennsylvania, Utica, New York and Newark, New York, as well as assets located in Miami, Florida. In addition, our decline required us to seek amendments and waivers in connection with our Senior Credit Facility as a result of our inability to comply with all of our financial covenants as described more fully below.

     On August 8, 2006, we negotiated and entered into the Third Amendment to Credit Agreement (the "Third Amendment") relating to the Senior Credit Facility dated as of September 30, 2003. In accordance with the terms of the Third Amendment, we obtained waivers of financial covenants, reduced the aggregate revolving loan availability under our Senior Credit Facility and as a result of our recommendation made to the lenders of the Senior Credit Facility, we committed to the divestiture of our four Northeast facilities and our assets in Miami, Florida for predetermined minimum aggregate proceeds by no later than December 31, 2006. On August 8, 2006, in connection with the Third Amendment, our Board of Directors approved the aforementioned divestitures.

     On August 10, 2006, we announced our decision to divest all four Northeast nursery facilities as well as assets located in Miami, Florida. On August 18, 2006, we decided, after further evaluation of the matter, to discontinue all of our nursery operations in Miami, Florida by the end of the third quarter of 2006.

     Our recommendation to the lenders of our Senior Credit Facility to divest the Northeast and Miami nursery facilities was based on several significant factors. As mentioned above, our net sales have deteriorated in the Eastern region. Despite our efforts to reverse this decline, our Northeast, mid-Atlantic and Southeastern facilities have continued to lose market share in the Eastern region during this period. Intense competition, significant pricing pressures and customer consolidations have all contributed to the decline in market share. Moreover, net sales in the Southeastern region were adversely impacted by inclement weather as we estimate that the impact of hurricanes reduced our net sales by as much as $10.0 million in this region during 2004 and 2005.

     Liquidity was another important factor that we considered when making the recommendation to divest these facilities. As a result of our declining performance, we were unable to meet our current financial debt covenant, the minimum fixed charge coverage ratio, which led to increasing concerns from our lenders. By divesting these assets, we are reducing the need for future outstanding borrowings under our revolver, reducing our future net interest expense, assisting in the funding of our capacity transitions and possibly enabling us to reduce other outstanding debt in the future.

     The last significant factor we considered was our return on assets. As a result of the upcoming expiration of our lease at our Irvine, California facility and the sale of our Lagoon Valley facility in northern California, we are faced with replacing lost capacity at these sites. These replacements will require significant amounts of capital expenditures over the next several years. Based on these circumstances, we determined that cash generated from operations in addition to borrowing availability did not enable us to move forward with these capacity transitions and the investments required to turnaround operations at our Northeast and Miami facilities. Having assessed the potential returns from the various facilities, we decided to move forward with the capacity transitions in the West and to utilize the proceeds from the divestitures of the Northeast and Miami facilities to fund the capital expenditures.

     While net sales in the Eastern region have continued to significantly decline, as described above, our net sales throughout the rest of the country had remained relatively stable during 2004 and 2005 (when compared to the comparable prior year periods), and have declined by approximately $7 million during the nine months ended September 30, 2006 compared to the same period a year ago. While inclement weather has from time to time adversely impacted sales outside of the Eastern region, or otherwise contributed to short-term fluctuations in such sales, inclement weather has not historically had the same impact on our net sales in these areas as it has had in the Eastern region.

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

     In response to rising costs which have negatively impacted our results of operations, we have commenced labor productivity initiatives intended to improve our gross profit margins. To date, we believe that we have made progress in this regard at a certain number of our facilities and we intend to continue to seek to implement these initiatives at our remaining facilities as well as continuing to explore other cost-savings opportunities throughout our operations.

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

     There are a number of risks, uncertainties and important factors that might cause actual results to differ from any results expressed or implied by such forward looking statements. In addition to the risks, uncertainties and other factors discussed elsewhere in this Form 10-Q, the risks, uncertainties and other factors that could cause or contribute to actual results differing materially from those expressed or implied in the forward looking statements include, without limitation, those set forth under Part II. Item 1A - Risk Factors in the Company's Annual Report on Form 10-K for the year ended December 31, 2005, (together with any changes thereto contained in the Company's Form 10-Q for the quarters ended March 31, 2006, June 30, 2006 and this Form 10-Q and in any subsequent quarterly reports on Form 10-Q), those contained in the Company's other filings with the Securities and Exchange Commission, and those set forth below.

     Factors which could cause actual results to differ materially from any forward-looking information contained herein include, but are not limited to, general economic trends and seasonality, including those specifically impacting the nursery business, general agricultural risks beyond our control including risks associated with disease and pests, including sudden oak death, adverse weather conditions, increases in prices for water, petroleum and raw materials, our substantial leverage and ability to service our debt, our ability to comply with the covenants contained in our debt facilities, competitive practices in the industry in which we compete, fluctuations in our operating costs, revenues and cash flows from operations, our dependence on a limited number of key customers, increases in transportation and fuel costs, factors with regard to the challenges associated with pay by scan and other factors. Additional factors that may influence our results in the future include the fact that we may not achieve the minimum level of aggregate proceeds from the asset sales required by our Third Amendment and the fact that such anticipated sales of assets and properties may be subject to various conditions and may not close for a number of reasons, including reasons outside our control.

     OVERVIEW

     We are a leading national supplier of ornamental shrubs, color plants and container-grown plants and our continuing operations consists of eight commercial nursery facilities located in Arizona, California, Oregon, South Carolina and Texas. We produce approximately 4,000 varieties of ornamental shrubs and color plants and we sell to more than 1,170 retail and commercial customers, representing more than 6,700 outlets throughout the United States and Canada. As of September 30, 2006, Hines Horticulture produced and distributed horticultural products through its wholly owned subsidiary, Hines Nurseries.

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

     Based on our current projections, we anticipate that we will not pay cash income taxes for federal purposes or state purposes through 2008.

     The use of the cash method of accounting for federal income tax purposes results in a current deferred tax liability for accounting purposes. At September 30, 2006, we had a current deferred liability for deferred income taxes from continuing operations of $39.6 million primarily related to the use of the cash method of accounting. The deferred tax liability is deemed current for accounting purposes because the majority of the items to which this liability relates are comprised of current assets and current liabilities in our balance sheet (such as inventory, accounts receivable and accounts payable). The classification of this liability as a current item, however, does not mean that it is required to be paid within the next twelve months.

     SEASONALITY

     Our business is highly seasonal. The seasonal nature of our operations results in a significant increase in our working capital between the growing and selling cycles. As a result, operating activities in the first and fourth quarters use significant amounts of cash, and in contrast, operating activities in the second and third quarters historically have generated cash as we ship inventory and collect accounts receivable. We have experienced, and expect to continue to experience, significant variability in net sales, operating income and net income on a quarterly basis.

     SALE OF 168 ACRES IN VACAVILLE, CALIFORNIA

     On March 1, 2006, we received notice that Triad Communities, L.P. exercised its option to purchase, pursuant to the previously disclosed Option Agreement dated April 30, 2003 ("Option Agreement"), our 168-acre property in Vacaville, California. The total book value of assets related to the sale of the land was approximately $0.5 million. The Option Agreement provides that the gross purchase price of the property be $15.1 million. On April 3, 2006, we successfully completed the sale of the land and received net proceeds of $14.3 million. Total proceeds from the Option Agreement and sale of the land were approximately $16.9 million, which include approximately $2.6 million in option payments already received.

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

     The entire gain on the sale of the property has been deferred, due to our continuing involvement in the property, as defined in Statement of Financial Accounting Standards ("SFAS") No. 98, "Accounting for Leases."

     DISCONTINUED OPERATIONS

MIAMI ASSET SALES
     On October 2, 2006, we entered into asset purchase agreements to sell certain inventory, vehicles, equipment and other assets located at our Miami, Florida facility. Total proceeds from the sale of these assets were approximately $4.1 million, of which approximately $1.8 million was used to payoff outstanding lease obligations related to the assets which were sold. In connection with entering into the asset purchase agreements, we ceased active operations at our Miami, Florida facilities.

     On November 8, 2006, we completed the evaluation of the fair value of our Miami, Florida assets, which are described above. As a result of the evaluation, we recorded an impairment charge of approximately $5.3 million to reflect the fair value of these assets. This impairment charge was recorded in the statements of operations as a component of the loss from discontinued operations for the period ended September 30, 2006.

     In addition, on October 30, 2006, we entered into a commercial contract to sell one of our two remaining real properties located in Miami, Florida. The contract, which contains closing and other customary conditions, provides for the sale of approximately 138 acres of land in the Miami-Dade County, Florida and certain other assets of the Company which are to be identified during the prospective buyer's inspection and due diligence period. The expected sales price for the land and the other assets is approximately $12.5 million, assuming the transaction closes. During the fourth quarter of 2006, we anticipate recording a net gain of approximately $9.1 million from the sale of the 138 acres of land, which would be recorded as a component of discontinued operations.

     As of September 30, 2006, all of our remaining assets, inventories and related liabilities related to our Miami, Florida operations have been reclassified on the balance sheet as "assets or liabilities held for disposal."

NORTHEAST FACILITIES

     In August 2006, we made a decision to pursue the sale of our four Northeast nursery operations as provided for in the Third Amendment. These operations consist of our facilities in Danville and Pipersville, Pennsylvania and Newark and Utica, New York. The fixed assets, inventories and related liabilities of these four facilities have been reclassified on the balance sheet as "assets or liabilities held for disposal."

     As required by SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," we had performed impairment tests on the assets the Company is seeking to sell by December 31, 2006. These assets included the Company's four nursery facilities located in the Northeast as well as certain assets located in Miami, Florida. The original impairment tests performed in connection with the second quarter of fiscal 2006 determined that the carrying value of the long-lived assets for the Northeast facilities had exceeded the estimated undiscounted future cash flows associated with the use of the assets and therefore were deemed unrecoverable. An impairment charge of approximately $8.0 million was recorded by us in our condensed consolidated statements of operations for the period ended June 30, 2006.

     On October 30, 2006, we conducted a re-evaluation of the fair value of its four Northeast facilities. The re-evaluation was triggered by two major customers withdrawing substantial future sales commitments from three of the four facilities, which withdrawal occurred subsequent to the original announcement of the sale of the four Northeast facilities. The withdrawal represented a reduction of approximately 75% of the 2007 annual sales commitments for the three facilities, greatly reducing the fair market value of these assets. As a result of our re-evaluation, we have determined that an additional impairment charge of approximately $11.1 million be recorded to more accurately reflect the fair value of these assets. This impairment charge was recorded as a component of the loss from discontinued operations in the condensed consolidated statements of operations for the period ended September 30, 2006.

     GOODWILL IMPAIRMENT

     In connection with our decision to sell the four Northeast facilities and the Miami, Florida assets, we allocated approximately $5.1 million of goodwill to these facilities and assets. Prior to the allocation, we reported total goodwill of approximately $43.9 million, which was initially recorded based on purchase price allocations from various acquisitions made by us. Subsequent to the allocation of the goodwill to the operations to be disposed of, we concluded that the carrying value of the goodwill attributed to the four Northeast color facilities and the Miami, Florida assets was impaired. As a result, we recorded a goodwill impairment charge of approximately $5.1 million. The goodwill impairment charge was recorded as a component of the loss from discontinued operations in the statements of operations as a loss from discontinued operations for the period ended September 30, 2006.

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

     Despite the implementation of the new pay by scan program, we did not encounter any material variances with the quality and variability of our earnings and cash flows during 2005. However, we believe that pay by scan has had an impact on our earnings for the nine month period ended September 30, 2006 as we are experiencing a reduction in revenue when comparing year over year shipments. The result of this was an increase in our consigned inventory held at our customer's store locations at September 30, 2006 as well as increased shrink as a result of the lower sell-through of product.

RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2005

     NET SALES. Net sales of $37.4 million for the three months ended September 30, 2006 decreased $0.6 million, or 1.5%, from net sales of $37.9 million for the comparable period in 2005. The decline in net sales was mainly due to one of the west coast facilities and resulted from weaker demand during the quarter for that site's existing product mix. As a result of the capacity transition from southern to northern California, some of our higher demand crops were unavailable for sale and this directly impacted the product mix that our southern California facility was able to sell during the period. This decrease was partially offset by increases in net sales at our other continuing operations facilities

     GROSS PROFIT. Gross profit of $15.3 million for the three months ended September 30, 2006 decreased $2.9 million, or 16.0%, from gross profit of $18.2 million for the comparable period in 2005. Gross profit as a percentage of sales for the quarter decreased to 40.8% from 47.9% for the comparable period in 2005. The decline in gross profit and gross profit margin was mainly due to the decline in net sales, as discussed above, as well as higher cost inventory, which was produced during 2005.

      DISTRIBUTION EXPENSES. Distribution expenses of $8.8 million for the three months ended September 30, 2006 increased $0.1 million, or 1.2%, from $8.7 million for the comparable period in 2005. As a percentage of net sales, distribution expenses for the quarter increased to 23.5% from 22.9% in the third quarter of 2005. This slight increase was mainly due to increased third party carrier charges.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses of $11.8 million for the three months ended September 30, 2006 increased by $2.4 million, or 25.4%, from $9.4 million in the third quarter of 2005. The increase in selling expenses was mainly due to a higher amount of third party product merchandising costs which have been increasingly required by certain customers. Third party merchandising costs are typically more expensive than utilizing our in-house merchandising labor force. The increase in general and administrative expenses was mainly due to an increase in personnel and higher costs related to the implementation of Sarbanes-Oxley.

     OTHER OPERATING EXPENSE. Other operating expenses of $0.4 million for the three months ended September 30, 2006 increased by $0.3 million from $0.1 million for the comparable period in 2005. Other operating expenses for the third quarter of 2006 consisted primarily of consulting fees relating to our productivity improvement initiatives.

     OPERATING (LOSS) INCOME. Operating loss for the three months ended September 30, 2006 was $5.7 million compared to nominal operating income for the comparable period in 2005. The swing from operating income to operating loss resulted from a decline in gross profit for the period of $2.9 million, an increase of $1.4 million in selling expenses, an increase of $1.0 million in general and administrative expenses and an increase of other operating expenses to $0.4 million.

     OTHER EXPENSES. Other expenses of $5.5 million for the three months ended September 30, 2006 decreased $0.4 million, or 6.5%, from $5.8 million for the comparable period in 2005 primarily due to lower interest expense. Interest expense for the three months ended September 30, 2006 declined $0.6 million, or 10.5%, primarily as a result of lower outstanding debt, partially offset by higher interest rates. This was offset by an increase in deferred financing expenses which resulted from the write-off of a portion of the deferred financing expenses in connection with our third amendment to the Senior Credit Facility.

     INCOME TAX BENEFIT. Our effective income tax rate was 40.2% for the three months ended September 30, 2006, down from 41.0% from the comparable period a year ago. Benefit from income taxes was $4.5 million for the three months ended September 30, 2006 compared to $2.4 million for the comparable period in 2005. The increase in income tax benefit is primarily due to lower income from continuing operations before income taxes. In addition, included in the three months ended September 30, 2006, is the reversal of $0.2 million of tax liabilities due to the closure of certain tax years for tax audit purposes.

     LOSS FROM CONTINUING OPERATIONS. Loss from continuing operations of $6.7 million for the three months ended September 30, 2006 increased $3.3 million, or 94.7%, from $3.4 million for the comparable period in 2005. The increase in the loss from continuing operations was attributable to lower net sales, gross margin decline and other factors discussed above.

     LOSS FROM DISCONTINUED OPERATIONS. Loss from discontinued operations, net of tax, of $19.9 million for the three months ended September 30, 2006 increased $18.1 million from $1.7 million for the comparable period in 2005. As a result of the anticipated sales of our four Northeast facilities and our Miami, Florida assets, all results of operations, asset impairment charges and goodwill impairments of those facilities have been reclassified to discontinued operations. The increase in loss from discontinued operations, net of income taxes, was primarily due to a decrease in net sales and gross profit margins as well as exit costs, an asset impairment charge of $16.3 million and a goodwill impairment charge of $5.1 million, which were recorded in the third quarter of 2006.

     NET LOSS. Net loss for the three months ended September 30, 2006 of $26.6 million increased $21.4 million compared to $5.2 million for the comparable period in 2005. The increase in net loss was mainly attributable to the loss on discontinued operations recorded during the third quarter, as well as other factors discussed above.

NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2005

     NET SALES. Net sales of $208.0 million for the nine months ended September 30, 2006 decreased by $14.1 million, or 6.4%, from net sales of $222.1 million for the comparable period in 2005. The decline in net sales during the nine month period is mainly due to the persistent rain in the Pacific Northwest, northern California and Southwest during the late winter and early spring months as well as lost market share in the mid-Atlantic markets. The late winter and early spring rains reduced consumer demand at the retail level and also delayed certain product availability for up to three weeks, which also impacted sales. Additionally, our facility in South Carolina reported less sales volume as a result of lost market share primarily in the mid-Atlantic markets.

     GROSS PROFIT. Gross profit of $91.8 million for the nine months ended September 30, 2006 decreased $20.9 million, or 18.5%, from gross profit of $112.6 million for the comparable period in 2005. The decline in gross profit and gross profit margin was mainly due to the decline in net sales, as discussed above, as well as higher cost inventory produced during 2005.

     DISTRIBUTION EXPENSES. Distribution expenses of $46.7 million for the nine months ended September 30, 2006 decreased $0.6 million, or 1.3%, from $47.3 million for the comparable period in 2005. The decrease is due primarily to lower sales. As a percentage of net sales, distribution expenses for the nine months ended September 30, 2006 increased to 22.5% from 21.3% for the comparable period in 2005. This increase is primarily due to increased diesel fuel costs and third party carrier costs.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses of $40.8 million for the nine months ended September 30, 2006 increased $1.7 million, or 4.4%, from $39.1 million for the comparable period in 2005. The increase in selling and general and administrative expenses is primarily due to an increase in third party product merchandising costs, which have been increasingly required by certain customers, as well as an increase in general and administrative personnel and higher costs related to the implementation of Sarbanes-Oxley.

     OTHER OPERATING EXPENSES. Other operating expenses of $2.3 million for the nine months ended September 30, 2006 increased by $1.8 million from $0.5 million for the comparable period a year ago. Other operating expenses consisted primarily of consulting fees relating to our productivity improvement initiatives.

     OPERATING INCOME. Operating income of $2.0 million for the nine months ended September 30, 2006 decreased by $23.7 million, or 92.3%, from $25.7 million for the comparable period in 2005. The decline in operating income resulted from lower sales volume, gross profit decline, and an increase in selling and general and administrative expenses and other expenses, as discussed above.

     OTHER EXPENSES (INCOME). Other expenses of $16.5 million for the nine months ended September 30, 2006 decreased by $1.4 million, or 7.6%, from $17.9 million for the comparable period a year ago. The decrease was primarily due to a reduction in interest expense of $2.3 million related to lower outstanding debt and partially offset by higher interest rates. The decrease in interest expense was further offset by the swap agreement income in 2005 of $0.9 million. The swap agreement matured in February of 2005.

     INCOME TAX (BENEFIT) PROVISION. Our effective tax rate was 40.4% for the nine months ended September 30, 2006, down from an effective tax rate of 41.0% for the comparable period in 2005. Benefit from income taxes was $5.9 million for the nine months ended September 30, 2006 compared to a provision for income tax of $3.2 million for the comparable period in 2005. The shift from provision to benefit is due to lower income from continuing operations before income taxes. In addition, included in the nine months ended September 30, 2006, is the reversal of approximately $0.2 million of tax liabilities due to the closure of certain tax years for tax audit purposes.

     (LOSS) INCOME FROM CONTINUING OPERATIONS. Loss from continuing operations for the nine months ended September 30, 2006 of $8.7 million was $13.3 million less than income from continuing operations of $4.6 million for the comparable period in 2005. The shift from income to loss was mainly due to lower operating income, partially offset by a decrease in interest expense.

     (LOSS) INCOME FROM DISCONTINUED OPERATIONS. Loss from discontinued operations, net of tax, for the nine months ended September 30, 2006 of $23.1 million was $26.3 less than income from discontinued operations, net of tax, of $3.2 million for the comparable period in 2005. The shift from income to loss was primarily due to a decrease in sales and gross profit margins from the facilities which comprise discontinued operations. In addition, we recorded asset and goodwill impairment charges totaling $24.4 million and $5.1 million, respectively, during the nine months ended September 30, 2006.

     NET (LOSS) INCOME. Net loss for the nine months ended September 30, 2006 of $31.8 million was $39.6 million less than net income of $7.8 million for the comparable period in 2005. The shift from net income to net loss is primarily due to lower net sales volume, gross profit margin, the loss from discontinued operations and other factors discussed above.

     LIQUIDITY AND CAPITAL RESOURCES

     Our primary sources of liquidity are funds generated by operations and borrowings under our Senior Credit Facility. The seasonal nature of our operations results in a significant fluctuation in certain components of working capital (primarily accounts receivable and inventory) during the growing and selling cycles. As a result, operating activities during the first and fourth quarters use significant amounts of cash, and in contrast, operating activities for the second and third quarters historically have generated cash as we ship inventory and collect accounts receivable. The covenants under our Senior Credit Facility may affect our ability to operate our business, may limit our ability to take advantage of business opportunities as they arise and may adversely affect the conduct of our current business. A breach of a covenant in our debt instruments could cause acceleration of a significant portion of our outstanding indebtedness. In the event we breach the covenants in our debt instruments and we are unable to obtain waivers in connection therewith, we may not be able to obtain alternative financing for our debt on reasonable terms or otherwise. In that event, in order to pay the principal of our debt, we would be required to sell our equity securities, sell our assets or take other actions which could adversely impact our business, operations and shareholders. The foregoing actions may not enable us to pay the entire principal of our debt.

     Net cash provided by operating activities of continuing operations was $14.3 million for the nine months ended September 30, 2006 compared to $22.4 million for the comparable period in 2005. The decrease in cash provided by operating activities was mainly due to the decline in gross profit during the period, partially offset by reduced working capital levels. The decline in gross profit was primarily due to the decrease in net sales and the sell-through of higher cost inventory that was produced in 2005. The reduced working capital requirements were mainly due to reduced accounts receivable and inventory balances at quarter end. The decline in accounts receivable resulted mainly from the reduction in net sales. The decline in inventory resulted from fewer units in production as we better align production with forecasted sales as well as units we are now capturing into inventory with lower production costs resulting from our internal labor productivity initiatives.

     Net cash provided by investing activities from continuing operations was $6.6 million for the nine months ended September 30, 2006 compared to net cash used in investing activities from continuing operations of $5.4 million for the same period a year ago. The increase in cash provided by investing activities was mainly due to the receipt of $14.4 million of cash proceeds from the Lagoon Valley land sale, partially offset by a $2.0 million reduction in land sale option payments received relating to our leased Irvine properties and a $0.3 million increase in capital expenditures during the period. Capital expenditures during the period mainly consisted of general maintenance capital and expenditures related to our Irvine capacity relocation project.

     Net cash used in financing activities was $10.4 million for the nine months ended September 30, 2006 compared to $22.6 million for the same period in 2005. Net cash used in financing operations primarily represents the repayment of debt for each respective period. The decline in net cash used in financing activities for the nine months ended September 30, 2006 is due to the impact of cash generated and used in operating and investing activities, as discussed above. At September 30, 2006, we had fully repaid the revolver balance and had cash on hand of $7.9 million.

     We typically draw down our revolving loan in the first and fourth quarters to fund our seasonal inventory buildup and seasonal operating expenses. Based on past history, approximately 72-74% of our sales generally occur in the first half of the year, generally allowing us to reduce borrowing under our revolving loan in the second and third quarters. After applying the borrowing base limitations and letters of credits to our available borrowings as of September 30, 2006 we were limited to a maximum borrowing availability of $10.8 million based on the utilization limits in place for the quarter.

     At September 30, 2006, we did not have any indebtedness outstanding under our Senior Credit Facility and we had $175.0 million principal amount of our Senior Notes outstanding.

     We do not have any off balance sheet financing or any financial arrangements with related parties, other than operating leases. The following table discloses aggregate information about our contractual obligations and commercial commitments for our continuing operations as of September 30, 2006.

                                                                       PAYMENTS DUE BY PERIOD
                                                                       (DOLLARS IN MILLIONS)
                                                      -----------------------------------------------------
                                                      Less than                                       After
     Contractual Cash Obligations        Total         1 year        1-3 years      4-5 years       5 years
                                        -------        -------        -------        --------        -------
Senior Notes ........................   $ 175.0        $  --          $  --          $  175.0        $    --
Interest ............................      93.3           18.9           55.0            19.4             --
Operating Leases.....................       4.0            1.6            2.0             0.4             --
                                        -------        -------        -------        --------        -------
Total ...............................   $ 272.3        $  20.5        $  57.0        $  194.8        $    --
                                        =======        =======        =======        ========        =======

     We believe that cash generated by operations and from borrowings expected to be available under our Senior Credit Facility will be sufficient to meet our anticipated working capital, capital expenditures and debt service requirements for at least the next twelve months.

     OUR SENIOR CREDIT FACILITY

     We entered into our Senior Credit Facility on September 30, 2003. Hines Nurseries and its domestic operating subsidiaries are borrowers under the Senior Credit Facility. The credit facility currently consists of a revolving loan which, subject to applicable borrowing base calculations, provides for borrowings which are not to exceed revolving utilization limits which range between $10.8 million and $23.3 million depending on the fiscal quarter. The revolving loan also permits us to obtain letters of credit up to a separate sub-limit.

     The Senior Credit Facility was amended by the First Amendment to Credit Agreement dated as of June 30, 2005 (the "First Amendment"), then again pursuant to a Waiver Regarding Financial Covenants dated as of October 13, 2005 (the "Waiver"), and by the Second Amendment to Credit Facility dated as of February 3, 2006 (the "Second Amendment"). On November 8, 2005, in accordance with the Waiver, at our request the availability of the revolving loan was reduced from $145.0 million to $120.0 million (subject to borrowing base limits). On August 8, 2006, in accordance with the Third Amendment to the Senior Credit Facility, the Senior Credit Facility was amended again and the availability of the revolving loan was reduced by the imposition of revolving utilization limits which range from $10.8 million to $23.3 million depending on the fiscal quarter.

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

     The Senior Credit Facility requires Hines Nurseries and its subsidiaries to meet specific covenants and financial ratios, including a minimum fixed charge coverage test, a maximum leverage test and a maximum capital expenditure test. The Senior Credit Facility contains customary representations and warranties and customary events of default and other covenants. As of September 30, 2006, we were not in compliance with the minimum fixed charge coverage ratio covenant, however, as discussed below, the non-compliance was waived in connection with the Third Amendment.

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

     FIRST AMENDMENT TO SENIOR CREDIT FACILITY. Effective June 30, 2005, Hines Nurseries negotiated and entered into the First Amendment to the Senior Credit Facility. The First Amendment amended the Senior Credit Facility to require that the proceeds from the Miami Land Sale be used to pay down the term loan. In accordance with the First Amendment, we repaid the term loan in its entirety on November 8, 2005 with the completion of the Miami Land Sale. The First Amendment also amended the calculation of the fixed charge coverage ratio and the leverage ratio to allow as an addition to Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") certain adjustments related to work force reductions and requires Hines to meet less restrictive minimum fixed charge coverage ratios for the last fiscal quarter of 2005, for each fiscal quarter of 2006 and for the first fiscal quarter of 2007 and maximum leverage ratios for the last fiscal quarter of 2005, for each fiscal quarter of 2006 and the first and second fiscal quarters of 2007.

     SECOND AMENDMENT TO SENIOR CREDIT FACILITY. In February 2006, Hines Nurseries entered into Second Amendment to the Senior Credit Facility. The Second Amendment amends the calculation of the minimum fixed charge coverage ratio for the first quarter of 2006 and thereafter. The Second Amendment also eliminates the maximum leverage ratio.

     THIRD AMENDMENT TO SENIOR CREDIT FACILITY. In August 2006, Hines Nurseries negotiated and entered into the Third Amendment to the Senior Credit Facility. The Third Amendment waived the requirement that we comply with the minimum fixed charge coverage ratio covenant for the periods ended June 30, 2006 and September 30, 2006. The Third Amendment also instituted maximum revolving utilization restrictions under the credit facility which, subject to applicable borrowing base calculations, limit the Company's borrowings to limits which range from $10,800 to $23,300 depending on the fiscal quarter. It also increased the interest rate spread by 25 basis points on outstanding prime and London Interbank Offered Rate ("LIBOR") borrowings, increased unused line fees and established new fixed charge covenant ratios beginning in the fourth quarter of 2006. In addition, the Third Amendment requires us to sell ours four color nursery facilities in the Northeast and certain assets in Miami, Florida by no later than December 31, 2006. The sales of these assets are required to generate a predetermined amount of aggregate proceeds.

     INTEREST RATE; FEES. The interest rate on the loans under the Senior Credit Facility may be, at our option, prime rate loans or London Inter Bank Offering Rate ("LIBOR") rate loans. Prime rate loans under the revolving loan bear interest at the prime lending rate plus an additional amount that ranges from 1.00% to 2.00%, depending on our consolidated leverage ratio. Currently, the applicable margin for prime rate loans is 2.00% for the revolving loan.

     LIBOR rate loans under the revolving loan bear interest at the LIBOR rate plus an additional amount that ranges from 2.00% to 3.00%, depending on our consolidated leverage ratio. Currently, the applicable margin for LIBOR rate loans is 3.00% for the revolving loan. In addition to paying interest on outstanding principal, we are required to pay a commitment fee on the daily average unused portion of the revolving loan which accrues based on the utilization of the revolving loan.

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

     In March 2005, Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. ("FIN") 47, "Accounting for Conditional Asset Retirement Obligations." FIN 47 clarifies the accounting for conditional asset retirement obligations as used in Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations." A conditional asset retirement obligation is an unconditional legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. Therefore, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation under SFAS No. 143 if the fair value of the liability can be reasonably estimated. During the third quarter of 2006, we continued to evaluate its asset retirement obligations and identified additional retirement obligations of approximately $0.4 million. In addition, in order to bring to present value the future obligations, we recorded a nominal accretion expense. This brings the overall obligation to approximately $1.2 million. Additional obligations of approximately $0.4 million arose from the remediation costs associated with our lease requirements to exit from the land located in Danville, Pennsylvania. As discussed previously, we are in the process of selling the operations located in Danville. Additional nominal obligations arose from the remediation costs associated with our requirements to remove asbestos piping used for irrigation located in Vacaville, California. In addition, we have determined that it will incur approximately $0.3 million in land cleanup costs at our Fallbrook, California facility. However, because there is an indeterminate settlement date, we have not recognized this liability on our financial statements. As we continue to evaluate and identify additional asset retirement obligations, additional liabilities will be recorded when the future obligations can be reasonably estimated.

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

     In June 2006, the FASB ratified Emerging Issues Task Force Issue No. 06-3, "How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)" ("EITF 06-3"). The scope of EITF 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer. This issue provides that a company may adopt a policy of presenting taxes either gross within revenue or net. If taxes subject to this issue are significant, a company is required to disclose its accounting policy for presenting taxes and the amount of such taxes that are recognized on a gross basis. The Company does not believe the adoption of EITF 06-3 will have a material impact on its consolidated financial statements.

     In September 2006, the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin ("SAB") 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"). SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of determining whether the current year's financial statements are materially misstated. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company does not expect SAB 108 to have a material impact on its consolidated financial statements.

     In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosure about fair value measurements. This pronouncement applies to other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the requirements of SFAS No. 157 and the impact that the adoption of this statement will have on its consolidated financial statements.


     ACCOUNTING STANDARDS ADOPTED

     Effective the beginning of the first quarter of fiscal year 2006, the Company adopted the provisions of SFAS No. 123(R), "Share-Based Payment," using the modified prospective transition method. Under this method, prior periods are not restated. The provisions of SFAS 123(R) apply to new stock options and stock options outstanding, but not yet vested, on the effective date. As of December 31, 2005, all outstanding options were fully vested.

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

     We also manage our interest rate risk by balancing the amount of our fixed and variable long-term debt. For fixed-rate debt, interest rate changes affect the fair market value of such debt but do not impact earnings or cash flows. Conversely, for variable-rate debt, interest rate changes generally do not affect the fair market value of such debt but do impact future earnings and cash flows, assuming other factors are held constant. At September 30, 2006, the carrying amount and estimated fair value of our long-term debt was $175.0 million and $155.8 million, respectively. Assuming that the anticipated sales of assets are completed, we believe that future borrowings on our variable rate debt will be minimal; therefore any change in applicable interest rates should not have a material impact on our financial statements.

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

ITEM 1A.  RISK FACTORS

     There have been no material changes to the risk factors as disclosed in the Company's 2005 annual report on Form 10-K, as amended, filed with the Securities and Exchange Commission, except for the updates provided in the Company's quarterly reports for the periods ended March 31, 2006 and June 30, 2006, and the additional risk factor set forth below.

OUR CONTRACTUAL AGREEMENT FOR THE SALE OF REAL PROPERTY IN THE MIAMI, FLORIDA AREA AND OTHER ASSETS IS SUBJECT TO CLOSING CONDITIONS THAT MAY NOT BE SATISFIED.

     On October 30, 2006, Hines Nurseries entered into a commercial contract for the sale of approximately 138 acres of real property located in Miami-Dade County, Florida and certain other assets of the Company which are to be identified during the prospective buyer's due diligence period, for an expected sales price of $12.5 million. Completion of these transactions is subject to closing conditions, including the prospective buyer's right to terminate the agreement during the due diligence period. There can be no assurance that the transactions contemplated by this contract will close on a timely basis, or at all, and their failure to do so could have a material adverse effect on the Company, including impacting the Company's ability to comply with the terms of the Third Amendment.

ITEM 5.  OTHER INFORMATION.

     MATERIAL CONTRACTS

     On November 9, 2006, Hines Horticulture entered into a severance agreement with James O'Donnell (the "Employee"). The Employee is an executive officer and the severance agreement provides the Employee with six months severance as well as certain bonus payments in the event the Employee is terminated by the Company without "Cause" (as defined in the severance agreement) or the Employee resigns for "Good Reason" (as defined in the severance agreement). The severance agreement also contains certain other terms and conditions including provisions which provide that the Employee agrees to non-disparagement and non-solicitation provisions. A copy of the severance agreement is filed as an exhibit to this Form 10-Q as Exhibit 10.5 and is incorporated herein by reference.

ITEM 6.  EXHIBITS

     See index to Exhibits at page 28 for a list of exhibits included herewith.

                                    SIGNATURE

         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                             HINES HORTICULTURE, INC.
                                             (REGISTRANT)



                                             By: /s/ CLAUDIA M. PIEROPAN
                                                 ------------------------------
                                                 Claudia M. Pieropan
                                                 Chief Financial Officer,
                                                 Secretary and Treasurer
                                                 (Principal financial officer
                                                 and duly authorized officer)

Date:  November 14, 2006

                            HINES HORTICULTURE, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                 FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2006

                                INDEX TO EXHIBITS

Exhibit No.                           Description
-----------   -----------------------------------------------------------------

       10.1 Third Amendment to Credit Agreement dated as of August 8, 2006 by and among Hines Nurseries, Inc., a subsidiary of Hines Horticulture, Inc., Hines SGUS Inc., the financial institutions party thereto, Deutsche Bank Trust Company Americas, as administrative agent for the Lenders. (1)

       10.2 Asset Purchase Agreement between Hines Horticulture, Inc. and Costa Nursery Farms, LLC dated as of October 2, 2006. (2)

       10.3 Asset Purchase Agreement between Hines Horticulture, Inc. and Pure Beauty Farms, Inc. (2) dated as of October 2, 2006.

       10.4   Offer Letter between Hines Horticulture, Inc. and James O'Donnell.
              (3)(*)

       10.5 Severance Agreement between Hines Horticulture, Inc. and James O'Donnell dated November 9, 2006. (+)(*)

       10.6 Commercial Contract between Hines Horticulture, Inc. and F & J Farms, LLC dated as of October 30, 2006. (4)

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

(1) Incorporated by reference to Hines Horticulture, Inc.'s Form 10-Q filed on August 14, 2006.

(2) Incorporated by reference to Hines Horticulture, Inc.'s Form 8-K filed on October 6, 2006.

(3) Incorporated by reference to Hines Horticulture, Inc.'s Form 8-K filed on October 17, 2006.

(4) Incorporated by reference to Hines Horticulture, Inc.'s Form 8-K filed on November 3, 2006.