Form 10-Q/A
period 2006-03-31
HINES HORTICULTURE INC
filed 2007-07-10
CIK 1003515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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
Yes(  ) No(X)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
            Large accelerated filer (  )   Accelerated filer (  )    Non-accelerated filer (X)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes(  ) No(X)

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of May 11, 2006, there were 22,072,549 shares of Common Stock, par value $0.01 per share, outstanding.

HINES HORTICULTURE, INC.
AMENDMENT NO. 1 TO FORM 10-Q

Part I.  Financial Information

Explanatory Note
(Dollars in thousands)

This amended quarterly report on Form 10-Q/A (Amendment No. 1) is being filed by us to amend our quarterly report on Form 10-Q for the quarterly period ended March 31, 2006 originally filed with the Securities and Exchange Commission on May 15, 2006.

In connection with the preparation of our consolidated financial statements for the year ended December 31, 2006, we identified errors which affected the full year and the fiscal quarters of 2004 and 2005, and the first, second and third fiscal quarters of 2006.

This amendment on Form 10-Q/A includes changes to Item 1, Item 2 and Item 4 of Part I and Item 1A and Item 6 of Part II. Except as identified in the prior sentence, no other item included in the original Form 10-Q has been amended. Except as required to reflect the effects of the restatement described below, this Form 10-Q/A does not reflect events occurring after the filing of our original Form 10-Q or modify or update those disclosures affected by subsequent events. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-Q on May 16, 2006.

As a result of the foregoing, we are restating herein the following financial statements:
• our condensed consolidated balance sheets as of March 31, 2006 and December 31, 2005;
• our condensed consolidated statements of operations for the three months ended March 31, 2006 and 2005; and
• our condensed consolidated statements of cash flows for the three months ended March 31, 2006 and 2005.

Summaries of the errors and how they impact our condensed consolidated financial statements follow. A summary of the impact of the errors on the financial statements for fiscal years 2004 and 2005 is presented in our 2006 Annual Report on Form 10-K for the year ended December 31, 2006 filed on July 10, 2007.

Inventory Costs
We determined that certain materials and supplies were incorrectly capitalized as a component of nursery stock after the related inventory was sold, thereby misstating inventory and costs of goods sold for the full year and each of the quarters of 2004 and 2005 and the first, second and third quarters of 2006. These materials and supplies should have been relieved to cost of goods sold as the related inventory was sold. The correction to reduce inventory balances resulted in lower cost of goods sold in subsequent periods as the nursery stock was sold.

The effects of the correction of this error on the condensed consolidated balance sheets as of March 31, 2006 and December 31, 2005 resulted in a decrease in inventory of approximately $3,900 and $4,200, respectively.

The effects of the correction of this error on the condensed statements of operations for the three months ended March 31, 2006 and 2005 was a decrease in cost of goods sold of approximately $200 and $300, respectively.

Miami Property Sale
We sold property located in Miami, Florida in November 2005. We did not correctly record the transaction in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 98, “Accounting for Leases,” as a financing transaction. The effect of the correction of this error on the March 31, 2006 and December 31, 2005 condensed consolidated balance sheets was the recognition of a financing obligation of $47,040, reinstatement of the carrying value of the land of $7,160, reclassification of deferred tax assets, non-current of $15,750 to current deferred tax liabilities, and a decrease in deferred gain on land sale of $39,880. The effect of the correction of this error did not have an impact on our condensed consolidated statements of operations for the three months ended March 31, 2006 and 2005.

Workers’ Compensation and Auto Insurance Accruals
In connection with the preparation of our 2006 consolidated financial statements, we discovered an error in the calculation of our accrued workers’ compensation and auto insurance liabilities. The effect of the correction of this error on the March 31, 2006 condensed consolidated statement of operations was a decrease in cost of goods sold of $72 and a decrease in distribution expenses of $46. The effect of the correction of this error on the March 31, 2005 condensed consolidated statement of operations was a decrease in cost of goods sold of $57 and a decrease in distribution expenses of $24. The effect of the correction of this error on the March 31, 2006 and December 31, 2005 condensed consolidated balance sheets was a decrease in inventories of $166 and $143, respectively, and a decrease in liabilities of $479 and $337, respectively.

Asset Retirement Obligations Adjustment
In connection with the preparation of our 2006 consolidated financial statements, we discovered that we had not recorded an asset retirement obligation for certain of our assets located in Irvine, California upon the adoption of SFAS No. 143, "Accounting for Asset Retirement Obligations."

The effect of the correction of this error on the March 31, 2006 condensed consolidated balance sheet was an increase in net fixed assets of $52, an increase in inventories of $25 and an increase in liabilities of $373. The effect of the correction of this error on the December 31, 2005 condensed consolidated balance sheet was an increase in net fixed assets of $60, an increase in inventories of $4 and an increase in liabilities of $359.

The effect of the correction of this error on the March 31, 2006 and 2005 condensed consolidated statements of operations was an increase (decrease) in costs of goods sold of $1 and ($15), respectively.

Tables set forth in Note 4 to the Condensed Consolidated Financial Statements summarize the impact of the adjustments described above on the consolidated financial statements for the affected periods.

Unless otherwise specified, all financial information contained in this report gives effect to the restatement of our consolidated financial statements, as described in Note 4 to the Condensed Consolidated Financial Statements. We have not amended and do not intend to amend, the previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for each of the fiscal years and fiscal quarters of 2004 and 2005. Financial information included in our previously filed Annual Reports on Form 10-K for the fiscal years ended December 31, 2005 and 2004, and Quarterly Reports on Form 10-Q for each of the quarters of 2004 and 2005, and for the first three quarters of 2006, should not be relied upon and are superseded by the information in this Amendment No. 1 to Form 10-Q for the quarterly period ended March 31, 2006, Amendment No. 1 to Form 10-Q for the quarterly period ended June 30, 2006, Amendment No. 1 to Form 10-Q for the quarterly period ended September 30, 2006 and in the Annual Report on Form 10-K for the fiscal year ended December 31, 2006, all filed on July 10, 2007.

The accounting errors identified above and the related restatements did not have an impact on our revenues, cash balances or liquidity as of or for the three months ended March 31, 2006 and 2005.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HINES HORTICULTURE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
March 31, 2006 and December 31, 2005
(Dollars in thousands, except share data)
(Unaudited, as restated - see Note 4)

ASSETS	March 31,	December 31,
	2006	2005
CURRENT ASSETS:
Cash	$60	$62
Accounts receivable, net	38,358	16,444
Inventories	197,625	178,975
Consigned inventories	2,181	1,350
Prepaid expenses and other current assets	3,411	2,666
Assets held for sale	484	484
Total current assets	242,119	199,981

FIXED ASSETS, net	127,715	129,454

DEFERRED FINANCING COSTS, net	5,986	6,207
GOODWILL	43,926	43,926
	$419,746	$379,568

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$26,545	$12,624
Accrued liabilities	9,054	8,591
Accrued payroll and benefits	4,532	4,453
Accrued interest	9,332	4,711
Borrowings on revolving credit facility	38,059	10,080
Deferred income taxes	46,027	48,868
Total current liabilities	133,549	89,327

LONG-TERM DEBT	175,000	175,000
FINANCING OBLIGATION	47,040	47,040
DEFERRED INCOME TAXES	4,227	4,227
OTHER LIABILITIES	8,508	8,260

SHAREHOLDERS' EQUITY
Preferred stock
Authorized - 2,000,000 shares, $0.01 par value;
none outstanding	-	-
Common stock
Authorized - 60,000,000 shares, $0.01 par value;
issued and outstanding - 22,072,549 shares
at March 31, 2006 and December 31, 2005	221	221
Additional paid-in capital	128,781	128,781
Accumulated deficit	(77,580)	(73,288)
Total shareholders' equity	51,422	55,714

	$419,746	$379,568

The accompanying notes are an integral part of these condensed consolidated financial statements.

HINES HORTICULTURE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended March 31, 2006 and 2005
(Dollars in thousands, except share and per share data)
(Unaudited, as restated - see Note 4)

	Three Months Ended March 31,
	2006	2005

Sales, net	$56,909	$63,990
Cost of goods sold	30,565	32,405
Gross profit	26,344	31,585

Distribution expenses	14,235	14,670
Selling, general and administrative expenses	12,972	13,815
Other operating expenses (income), net	742	(115)
Total operating expenses	27,949	28,370

Operating (loss) income	(1,605)	3,215

Other expenses (income)
Interest, net	5,157	6,240
Interest rate swap agreement income	-	(895)
Amortization of deferred financing costs	371	445
	5,528	5,790

Loss before income taxes	(7,133)	(2,575)

Income tax benefit	(2,841)	(954)

Net loss	$(4,292)	$(1,621)

Basic and diluted loss per share:
Net loss per common share	$(0.19)	$(0.07)

Weighted average shares outstanding--basic and diluted	22,072,549	22,072,549

The accompanying notes are an integral part of these condensed consolidated financial statements.

HINES HORTICULTURE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2006 and 2005
(Dollars in thousands)
(Unaudited, as restated - see Note 4)

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,292)	$(1,621)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,839	2,632
Accretion of asset retirement obligations	15	11
Amortization of deferred financing costs	371	445
Interest rate swap agreement income	-	(895)
Gain on sale of assets	(20)	(115)
Deferred income taxes	(2,841)	(954)

Changes in working capital accounts:
Accounts receivable	(21,914)	(27,442)
Inventories	(19,549)	(26,463)
Prepaid expenses and other current assets	(752)	(1,091)
Accounts payable and accrued liabilities	19,175	18,276

Net cash used in operating activities	(26,968)	(37,217)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(963)	(2,468)
Proceeds from sale of fixed assets	100	132
Proceeds from land sale option	-	1,100

Net cash used in investing activities	(863)	(1,236)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on revolving line of credit	65,257	77,507
Repayments on revolving line of credit	(37,278)	(39,275)
Repayments of long-term debt	-	(5)
Deferred financing costs incurred	(150)	-

Net cash provided by financing activities	27,829	38,227

NET CHANGE IN CASH	(2)	(226)

CASH, beginning of period	62	600

CASH, end of period	$60	$374

Supplemental disclosure of cash flow information:
Cash paid for interest	$478	$10,689
Cash paid for income taxes	$1,046	$22

The accompanying notes are an integral part of these condensed consolidated financial statements.

HINES HORTICULTURE, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

1. Description of Business:

Hines Horticulture, Inc. (“Hines Horticulture” or the “Company”), a Delaware corporation, produces and distributes horticultural products through its wholly owned subsidiaries, Hines Nurseries, Inc. (“Hines Nurseries”) and Hines Fertilizer, Inc. (“Hines Fertilizer”), formerly known as Enviro-Safe Laboratories, Inc., which no longer actively conducts business. Unless otherwise specified, references to “Hines” or the “Company” refer to Hines Horticulture, Inc. and its subsidiaries.

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

2. New Accounting Standards:

In November 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 151, “Inventory Costs,” which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. The Company adopted SFAS No. 151 on January 1, 2006. The adoption of SFAS No. 151 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 153, “Exchange of Non Monetary Assets - an amendment of APB Opinion No. 29,” which requires non monetary asset exchanges to be accounted for at fair value. The Company is required to adopt the provisions of SFAS No. 153 for non monetary exchanges occurring in fiscal periods beginning after June 15, 2005. The Company adopted SFAS No. 153 on January 1, 2006. The adoption of SFAS No. 153 did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections - a replacement of APB Opinon No. 20 and FASB Statement No. 3.” SFAS No. 154 changes the requirements for the accounting for and reporting of a change in an accounting principle. This statement applies to all voluntary changes in an accounting principle. It also applies to changes required by an accounting pronouncement if the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. APB Opinion No. 20 previously required that most voluntary changes in an accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in an accounting principle. The Company adopted SFAS No. 154 on January 1, 2006. The adoption of SFAS No. 154 did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140.” SFAS No. 155 simplifies the accounting for certain hybrid financial instruments that contain an embedded derivative that otherwise would have required bifurcation. SFAS No. 155 also eliminates the interim guidance in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which provides that beneficial interest in securitized financial assets is not subject to the provisions of SFAS No. 133. SFAS No. 155 is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The Company does not believe that the adoption of SFAS No. 155 may have a material impact on its consolidated financial position, results of operations and cash flows.

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

3. Unaudited Financial Information:

The unaudited financial information furnished herein, in the opinion of management, reflects all adjustments (consisting of only normal recurring adjustments, except for the restatement discussed in Note 4), which are necessary for a fair statement of the consolidated financial position, results of operations and cash flows of the Company as of and for the periods indicated. The Company presumes that users of the interim financial information herein have read or have access to the Company's audited consolidated financial statements on Form 10-K for the year ended December 31, 2006, which restates and amends the consolidated financial statements for the years ended December 31, 2005 and 2004, and that the adequacy of additional disclosure needed for a fair presentation, may be determined in that context.

Accordingly, footnotes and other disclosures, which would substantially duplicate the disclosures contained in the Company’s Form 10-K for the year ended December 31, 2006, filed on July 10, 2007 have been omitted. The financial information herein is not necessarily representative of a full year's operations. The year-end condensed balance sheet was derived from the restated audited financial statements as of December 31, 2005, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

4. Restatement of Financial Statements:

In connection with the preparation of the Company’s consolidated financial statements for the year ended December 31, 2006, the Company identified errors which affected the full year and each of the fiscal quarters of 2004 and 2005, and the first, second and third fiscal quarters of 2006.

This amendment on Form 10-Q/A includes changes to Item 1, Item 2 and Item 4 of Part I and Item 6 of Part II. Except as identified in the prior sentence, no other item included in the original Form 10-Q has been amended. Except as required to reflect the effects of the restatement described below, this Form 10-Q/A does not reflect events occurring after the filing of our original Form 10-Q or modify or update those disclosures affected by subsequent events. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-Q on May 15, 2006.

As a result of the foregoing, the Company is restating herein the following financial statements:
•	its condensed consolidated balance sheets as of March 31, 2006 and December 31, 2005;
•	its condensed consolidated statements of operations for the three months ended March 31, 2006 and 2005; and
•	its condensed consolidated statements of cash flows for the three months ended March 31, 2006 and 2005.

Summaries of the errors and how they impact the Company’s condensed consolidated financial statements follow. A summary of the impact of the errors on the financial statements for fiscal years 2005 and 2004 is presented in the Company’s 2006 Annual Report on Form 10-K for the year ended December 31, 2006 filed on July 10, 2007.

Inventory Costs
The Company determined that certain materials and supplies were incorrectly capitalized as a component of nursery stock after the related inventory was sold, thereby misstating inventory and costs of goods sold for each of the quarters of 2004 and 2005 and the first, second and third quarters of 2006. These materials and supplies should have been relieved to cost of goods sold as the related inventory was sold. The correction to reduce inventory balances resulted in lower cost of goods sold in subsequent periods as the nursery stock was sold.

The effects of the correction of this error on the condensed consolidated balance sheets as of March 31, 2006 and December 31, 2005 resulted in a decrease in inventory of approximately $3,900 and $4,200, respectively.

The effects of the correction of this error on the condensed statements of operations for the three months ended March 31, 2006 and 2005 was a decrease in cost of goods sold of approximately $200 and $300, respectively.

Miami Property Sale
The Company sold its property located in Miami, Florida in November 2005. The Company did not correctly record the transaction in accordance with SFAS No. 98, “Accounting for Leases,” as a financing transaction. The effect of the correction of this error on the March 31, 2006 and December 31, 2005 condensed consolidated balance sheets was the recognition of a financing obligation of $47,040, reinstatement of the carrying value of the land of $7,160, reclassification of deferred tax assets, non-current of $15,750 to current deferred tax liabilities and a decrease in deferred gain on land sale of $39,880. The effect of the correction of this error did not have an impact on the Company’s condensed consolidated statements of operations for the three months ended March 31, 2006 and 2005.

Workers’ Compensation and Auto Insurance Accruals
In connection with the preparation of the Company’s 2006 consolidated financial statements, the Company discovered an error in the calculation of the accrued workers’ compensation and auto insurance liabilities. The effect of the correction of this error on the March 31, 2006 condensed consolidated statement of operations was a decrease in cost of goods sold of $72 and a decrease in distribution expenses of $46. The effect of the correction of this error on the March 31, 2005 condensed consolidated statement of operations was a decrease in cost of goods sold of $57 and a decrease in distribution expenses of $24. The effect of the correction of this error on the March 31, 2006 and December 31, 2005 condensed consolidated balance sheets was a decrease in inventories of $166 and $143, respectively, and a decrease in accrued liabilities of $479 and $337, respectively.

Asset Retirement Obligations Adjustment
In connection with the preparation of the Company’s 2006 consolidated financial statements, the Company discovered that it had not recorded an asset retirement obligation for certain of its assets located in Irvine, California upon the adoption of SFAS No. 143, "Accounting for Asset Retirement Obligations."

The effect of the correction of this error on the March 31, 2006 condensed consolidated balance sheet was an increase in net fixed assets of $52, an increase in inventories of $25 and an increase in liabilities of $373. The effect of the correction of this error on the December 31, 2005 condensed consolidated balance sheet was an increase in net fixed assets of $60, an increase in inventories of $4 and an increase in liabilities of $359.

The effect of the correction of this error on the March 31, 2006 and 2005 condensed consolidated statements of operations was an increase (decrease) in costs of goods sold of $1 and ($15), respectively.

The tables set forth below summarize the impact of the adjustments described above on the individual line items on the Company’s consolidated financial statements for the affected periods. A reconciliation of the December 31, 2005 consolidated balance sheet can be found in the Company's Annual Report on Form 10-K for the year ended December 31, 2006 filed on July 10, 2007.

	Three Months Ended			Three Months Ended
	March 31, 2006			March 31, 2005
Statement of Operations:	As Originally Reported	As Restated for Correction of Errors	Statement of Operations:	As Originally Reported	As Restated for Correction of Errors
Cost of goods sold	$ 30,885	$ 30,565	Cost of goods sold	$ 32,766	$ 32,405
Gross profit	26,017	26,344	Gross profit	31,224	31,585
Distribution expenses (a)	14,282	14,235	Distribution expenses (a)	14,694	14,670
Total operating expenses	27,988	27,949	Total operating expenses	28,394	28,370

Operating loss	(1,971)	(1,605)	Operating income	2,830	3,215
Loss before income taxes	(7,499)	(7,133)	Loss before income taxes	(2,960)	(2,575)
Income tax benefit	(3,075)	(2,841)	Income tax benefit	(1,214)	(954)
Net loss	(4,424)	(4,292)	Net loss	(1,746)	(1,621)

Basic and diluted loss per share:			Basic and diluted loss per share:

Net loss per common share	$ (0.20)	$ (0.19)	Net loss per common share	$ (0.08)	$ (0.07)

Statement of Cash Flows:			Statement of Cash Flows:
Net loss	$ (4,424)	$ (4,292)	Net loss	$ (1,746)	$ (1,621)
Depreciation	2,830	2,839	Depreciation	2,628	2,632
Accretion of asset retirement obligations	2	15	Accretion of asset retirement obligation	31	11
Deferred income taxes	(3,075)	(2,841)	Deferred income taxes	(1,214)	(954)
Inventories	(19,303)	(19,549)	Inventories	(26,236)	(26,463)
Accounts payable and accrued liabilities	19,317	19,175	Accounts payable and accrued liabilities	18,422	18,276
			Net cash used in operating activities	(37,213)	(37,217)
			Purchase of fixed assets	(2,472)	(2,468)

Balance Sheet:	March 31, 2006
Inventories	$ 201,685	$ 197,625
Total current assets	246,179	242,119
Fixed assets, net	120,503	127,715
Deferred income taxes, non-current	11,481	-
Total assets	428,075	419,746

Accrued liabilities	12,381	9,054
Deferred income taxes, current	63,052	46,027
Total current liabilities	153,901	133,549
Deferred gain on land sale	39,880	-
Financing obligation	-	47,040
Deferred income taxes, non-current	-	4,227
Other liabilities	5,310	8,508
Total liabilities	374,091	368,324
Accumulated deficit	(75,018)	(77,580)
Total shareholders' equity	53,984	51,422
Total liabilities and shareholders' equity	428,075	419,746

(a) This line item originally reported combined with selling expenses

5. Earnings Per Share:

Earnings per share (“EPS”) are calculated in accordance with SFAS No. 128, “Earnings per Share,” which requires the Company to report both basic earnings per share, based on the weighted-average number of common shares outstanding, and diluted earnings per share, based on the weighted-average number of common shares outstanding adjusted to include the potentially dilutive effect of outstanding stock options and warrants using the treasury method. For the three months ended March 31, 2006 and 2005, shares related to the employee stock options in the amount of 868,415 and 1,070,445, respectively, were excluded from the computation of diluted earnings per share because they would have been anti-dilutive. In addition, for the three months ended March 31, 2006 and March 31, 2005, the incremental shares related to zero and 440,000 warrants outstanding, respectively, were excluded from the computation of diluted earnings per share because they would have been anti-dilutive. The 440,000 warrants expired on December 31, 2005.

6. Stock-Based Compensation:

The Company’s 1998 Long-Term Equity Incentive Plan (the “1998 Stock Plan”), which is shareholder-approved, permits the grant of stock options, stock appreciation rights, restricted stock, performance awards and any combination of the foregoing to certain directors, officers and employees of the Company and its subsidiaries. Option awards are generally granted with an exercise price equal to or greater than the market price of the Company’s stock at the date of grant; those option awards generally vest over a period of four years subject to continuous service and have 10-year contractual terms.

Effective the beginning of the first quarter of fiscal year 2006, the Company adopted the provisions of SFAS No. 123(R), “Share-Based Payments,” using the modified prospective transition method. Under this method, prior periods are not restated. The provisions of SFAS No. 123(R) apply to new stock options and stock options outstanding, but not yet vested, on the effective date. As of December 31, 2005, all outstanding options were fully vested.

Prior to January 1, 2006, the Company measured stock compensation expense using the intrinsic value method of accounting in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations (“APB No. 25”). Thus, expense was generally not recognized for the Company’s employee stock option plans. Results for prior periods have not been restated.

The following table shows net income and EPS had the Company applied the fair value method of accounting for stock-based compensation in accordance with SFAS No. 123 during the first quarter of 2005.

Three Months Ended
March 31, 2005
Net loss, as restated	$(1,621)
Stock-based compensation expense, net of tax	(11)
Pro forma net loss, as restated	$(1,632)

Net loss per share:

Basic and diluted - as restated	$(0.07)
Basic and diluted - pro forma, as restated	$(0.07)

The weighted-average assumptions used in estimating the fair value of stock options granted, along with the weighted-average grant date fair values, were as follows:

2005
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

Expected Term - The expected term represents the period the Company’s stock-based awards are expected to be outstanding and was determined based on historical experience with similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior as influenced by changes to the terms of its stock-based awards.

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

A summary of the status of the Company’s stock option plan as of March 31, 2006:

		Weighted Average	Aggregate
	Shares	Exercise Price	Intrinsic Value

Outstanding at December 31, 2005	869,110	$ 6.22
Granted	-	-
Exercised	-	-
Cancelled	(1,750)	10.21
Outstanding at March 31, 2006	867,360	$ 6.21	$ 2

Exercisable	867,360	$ 6.21	$ 2

The aggregate intrinsic value represents the difference between the exercise prices of the underlying awards and the quoted price of the Company’s common stock for those awards that have an exercise price below the quoted price on March 31, 2006. The Company had options outstanding on March 31, 2006 to purchase an aggregate of 12,000 shares with an exercise price below the quoted price of the Company’s common stock resulting in an aggregate intrinsic value of $2.

The weighted average remaining contractual life was five years at March 31, 2006. As of March 31, 2006, expiration dates ranged from June 22, 2008 to February 18, 2013.

	Outstanding			Exercisable

		Average	Weighted		Weighted
	Number of	Remaining	Average of	Number of	Average of
Range of exercise price	Options	Contract Life	Exercise Price	Options	Exercise Price
$3.32 to $5.00	81,000	5.31	$ 4.53	81,000	$ 4.53
$5.50	632,660	6.15	5.50	632,660	5.50
$6.00 to $8.00	34,200	3.57	6.71	34,200	6.71
$11.00	119,500	2.33	11.00	119,500	11.00

Total	867,360	5.46	$ 6.21	867,360	$ 6.21

7. Inventories:

Inventories consisted of the following:

	March 31,	December 31,
	2006	2005
	(As Restated)	(As Restated)

Nursery stock	$182,646	$168,539
Material and supplies	14,979	10,436
Inventories	$197,625	$178,975
Consigned inventories	$2,181	$1,350

8. Senior Credit Facility:

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

The Senior Credit Facility was amended by the First Amendment to Credit Agreement dated as of June 30, 2005 (the “First Amendment”), then again pursuant to a Waiver Regarding Financial Covenants dated as of October 13, 2005 (the “Waiver”), and by the Second Amendment to Credit Facility dated as of February 3, 2006 (the “Second Amendment”). On November 8, 2005, in accordance with the Waiver, at the Company’s request the availability of the revolving loan was reduced from $145,000 to $120,000 (subject to borrowing base limits).

Guarantees; Collateral. Obligations under the Senior Credit Facility are guaranteed by Hines and any of its domestic subsidiaries that are not borrowers under the Senior Credit Facility. Borrowings under the Senior Credit Facility are collateralized by substantially all of the Company’s assets.

Restrictions; Covenants. The Senior Credit Facility places various restrictions on Hines Nurseries and its subsidiaries, including, but not limited to, limitations on the Company’s ability to incur additional debt, pay dividends or make distributions, sell assets or make investments. The Senior Credit Facility specifically restricts Hines Nurseries and its subsidiaries from making distributions to Hines Horticulture. Distributions to Hines Horticulture are limited to (i) payments covering customary general and administrative expenses, not to exceed $500 in any fiscal year, (ii) payments to discharge any consolidated tax liabilities, (iii) and payments, not to exceed as much as $8,300 in any fiscal year or $9,300 over the term of the Senior Credit Facility, to enable Hines Horticulture to repurchase its own outstanding common stock from holders other than its majority shareholder. Dividends to Hines Horticulture are disallowed under the Senior Credit Facility.

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

First Amendment To Senior Credit Facility. Effective June 30, 2005, Hines Nurseries negotiated and entered into the First Amendment to the Senior Credit Facility. The First Amendment amended the Senior Credit Facility to require that the proceeds from the sale of 122 acres of unimproved property in Miami, Florida on November 7, 2005 (“Miami Property Sale”) be used to pay down the term loan. In accordance with the First Amendment, the Company repaid the term loan in its entirety on November 8, 2005 with the completion of the Miami Property Sale. The First Amendment also amended the calculation of the fixed charge coverage ratio and the leverage ratio to allow as an addition to Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) certain adjustments related to work force reductions and requires Hines to meet less restrictive minimum fixed charge coverage ratio for the last fiscal quarter of 2005, for each fiscal quarter of 2006 and for the first fiscal quarter of 2007 and maximum leverage ratios for the last fiscal quarter of 2005, for each fiscal quarter of 2006 and the first and second fiscal quarters of 2007.

Second Amendment To Senior Credit Facility. In February 2006, Hines Nurseries negotiated and entered into the Second Amendment to the Senior Credit Facility dated as of September 30, 2003. The Second Amendment amends the calculation of the minimum fixed charge coverage ratio for the first quarter of 2006 and thereafter. The Second Amendment also eliminates the maximum leverage ratio.

Interest Rate; Fees. The interest rate on the loans under the Senior Credit Facility may be, at the Company’s option, Prime rate loans or LIBOR rate loans. Prime rate loans under the revolving loan bear interest at the Prime lending rate plus an additional amount that ranges from 0.75% to 1.75%, depending on its consolidated leverage ratio. Currently, the applicable margin for Prime rate loans is 1.75% for the revolving loan.

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

The Company must deliver borrowing base certificates and reports at least monthly. The borrowing base also may be subject to certain other adjustments and reserves to be determined by the agent. Eligible accounts receivable of both The Home Depot, the Company’s largest customer, and Lowe’s Companies, Inc., its second largest customer, may not exceed 30% of total eligible accounts receivable at any time. At March 31, 2006, the Company had $73,133 of available credit.

9.  Long-Term Debt:

Senior Notes. On September 30, 2003, Hines Nurseries issued $175,000 of senior subordinated notes that mature on October 1, 2011 (the “Senior Notes”). The Senior Notes bear interest at the rate of 10.25% per annum and will be payable semi-annually in arrears on each April 1 and October 1, which commenced on April 1, 2004.

Guarantees. Hines Horticulture and each of its subsidiaries, subject to certain exceptions, have jointly and severally, fully and unconditionally guaranteed, on a senior unsecured basis, the obligations of Hines Nurseries under the Senior Notes.

Redemption. Prior to October 1, 2006, up to 35% of the aggregate principal amount of the Senior Notes may be redeemed with the net cash proceeds from one or more public equity offerings, at the Company’s option, at a redemption price of 110.250% of the principal amount thereof plus accrued interest, if any, to the date of redemption. On or after October 1, 2007, the Company is entitled, at its option, to redeem all or a portion of the Senior Notes at redemption prices ranging from 100.000% to 105.125%, depending on the redemption date plus accrued and unpaid interest.

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

10. Assets Held for Sale:

On March 1, 2006, the Company received notice that Triad Communities, L.P. exercised its option to purchase, pursuant to the previously disclosed Option Agreement dated April 30, 2003, the Company’s 168-acre property in Vacaville, California. The total book value of assets related to the sale of the land was approximately $484. The Option Agreement provides that the gross purchase price of the property will be $15,100. On April 3, 2006, the Company successfully completed the sale of the land and received net proceeds of $14,300. Total proceeds from the Option Agreement and sale of the land were approximately $16,900, which include approximately $2,600 in option payments already received.

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

The company will record the transaction as a financing transaction in accordance with SFAS No. 98, “Accounting for Leases,” due to the Company's continuing involvement in the land.

11. Miami Property Sale (Previously “Deferred Gain on Land Sale”):

On November 7, 2005, the Company successfully completed the sale of 122 acres of unimproved property in Miami, Florida and received net proceeds of $47,040. In accordance with an amendment to the existing senior credit facility, the proceeds from the Miami Property Sale were used to pay off the entire outstanding balance of the term loan, with the residual amount having paid down the revolving credit facility. As part of the Miami Property Sale, the Company entered into a two-year lease agreement with the buyer to lease the property while transitioning operations to other locations. The Company leased the entire property for a one-year period, with a thirty-day extension right, and then vacated approximately 33 acres. Pursuant to the first amendment to the lease, the Company will lease the remaining 89 acres until June 30, 2007. In addition, the buyer agreed to let the Company sublease the property for the remainder of the lease term. The Company pays the buyer rent of five hundred dollars per acre annually during the lease term plus fifty percent of the rent the Company receives from subleasing the property. In addition, the Company is entitled to additional amounts if the buyer is successful in obtaining zoning for a certain number of residential lots. The Company originally recognized the sale and deferred the gain on the transaction, however, as described in Note 4, due to continuing involvement in the property and in accordance with SFAS No. 98 as of December 31, 2005, the Company has reinstated the net book value of the assets, as well as recorded the proceeds received as a financing obligation. The impact of this correction is discussed in Note 4. When the Company exits the lease on June 30, 2007, the Company will remove the net book value of the assets and expects to recognize a gain of $39,880.

12.  Guarantor/Non-guarantor Disclosures:

The Senior Notes issued by Hines Nurseries (the “issuer”) have been guaranteed by the Company (the “parent guarantor”) and by both Hines SGUS and Hines Fertilizer, (collectively, Hines SGUS and Hines Fertilizer are the “subsidiary guarantors”). The issuer is a 100% owned subsidiary of the parent guarantor. The subsidiary guarantors are 100% owned subsidiaries of the issuer. The parent and subsidiary guaranties are full, unconditional and joint and several. The parent guarantor has no independent assets, liabilities or operations and subsidiary guarantors are minor with no material assets, liabilities or operations. In addition, under the Senior Notes, the parent guarantor is unable to obtain dividends or loans from the issuer or subsidiary guarantors. As a result of the foregoing, separate financial statements of Hines Nurseries, Hines SGUS and Hines Fertilizer are not presented.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Unless the context otherwise requires, the term (1) “Hines Horticulture” means Hines Horticulture, Inc., a Delaware corporation, (2) the term “Hines Nurseries” means Hines Nurseries, Inc., a California corporation, and a wholly owned subsidiary of Hines Horticulture, (3) the term “Hines Fertilizer” means Hines Fertilizer, Inc., formerly known as Enviro-Safe Laboratories, Inc., a Florida Corporation, and a wholly owned subsidiary of Hines Nurseries and (4) the terms “we”, “us” and “our” mean, collectively, the combined entity of Hines Horticulture and its wholly owned subsidiaries.

The following discussion and analysis of our financial condition and results of operations gives effect to the restatement discussed in Note 4 to the Condensed Consolidated Financial Statements (unaudited) and should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q/A.

Forward Looking Statements And Risk Factors

Except for historical information contained herein, this quarterly report on Form 10-Q/A contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended, which involve certain risks and uncertainties. Forward-looking statements are included with respect to, among other things, the company’s current business plan and strategy and strategic operating plan. These forward-looking statements are identified by their use of such terms and phrases as “intends,” “intend,” “intended,” “goal,” “estimate,” “estimates,” “expects,” “expect,” “expected,” “project,” “projected,” “projections,” “plans,” “anticipates,” “anticipated,” “should,” “designed to,” “foreseeable future,” “believe,” “believes” and “scheduled” and similar expressions. Our actual results or outcomes may differ materially from those anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. For any forward-looking statements, we claim the protection of the safe harbor for forward-looking statements in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.

There are a number of risks, uncertainties and important factors that might cause actual results to differ from any results expressed or implied by such forward looking statements. In addition to the risks, uncertainties and other factors discussed elsewhere in this Form 10-Q/A, the risks, uncertainties and other factors that could cause or contribute to actual results differing materially from those expressed or implied in the forward looking statements include, without limitation, those set forth under Part I. Item 1A - Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

United States Tax Matters

As a result of our business activities, we qualify for a special exception under the U.S. federal tax code that allows us to use the cash method of accounting for federal income tax purposes. Under the cash method, sales are included in taxable income when payments are received and expenses are deducted as they are paid. We derive significant tax benefits by being able to deduct the cost of inventory as the cost is incurred. As a result of our ability to utilize the cash method of accounting, we have historically generated net operating losses for federal income tax purposes and have not been required to pay cash income taxes. During 2005, we were required to pay federal cash income taxes in the form of alternative minimum tax as a result of the sale of land in Miami, Florida (“Miami Property Sale”). At December 31, 2005, we had $2.3 million in net operating loss carryforwards for federal income tax purposes, which begin to expire in 2024. In addition, we had approximately $6.6 million in net operating loss carryforwards for state income tax reporting purposes. Our state net operating losses in certain states begin expiring in 2008.

Based on our current projections, we anticipate that we will not pay cash income taxes for federal or state income tax purposes through 2010.

The use of the cash method of accounting for federal income tax purposes results in a current deferred tax liability for accounting purposes. At March 31, 2006, we had a current deferred liability for deferred income taxes of $46.0 million related to the use of the cash method of accounting. The deferred tax liability is deemed current for accounting purposes because the majority of the items to which this liability relates are comprised of current assets and current liabilities in our balance sheet (such as inventory, accounts receivable and accounts payable). The classification of this liability as a current item, however, does not mean that it is required to be paid within the next twelve months.

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

Due to our continuing involvement, we recorded the transaction as a financing transaction in accordance with SFAS No. 98, “Accounting for Leases.”

Pay By Scan

In January 2005, we entered into an agreement with our largest customer to sell a portion of our product under a pay by scan program. Under this program, our customer does not take ownership of the inventory at its stores until the product is scanned at the check out register. Sales under this program began in February 2005. Revenue is recorded at the point the store sells our product to its customer. Annuals, perennials and groundcovers are the only products impacted by this agreement.

Despite the implementation of the new pay by scan program, we did not encounter any material variances with the quality and variability of our earnings and cash flows during 2005.

Results of Operations

The following discussion of results of operations gives effect to the restatement discussed in Note 4 to the Condensed Consolidated Financial Statements (unaudited) and should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q/A.

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

Gross Profit. Gross profit of $26.3 million for the three months ended March 31, 2006 decreased $5.2 million, or 16.6%, from gross profit of $31.6 million for the comparable period in 2005. Gross profit as a percentage of sales for the quarter decreased to 46.3% from 49.4% for the comparable period in 2005.

Distribution Expenses. Distribution expenses of $14.2 million for the three months ended March 31, 2006 decreased $0.4 million, or 3.0%, from $14.7 million for the comparable period in 2005. As a percentage of net sales, distribution expenses for the quarter increased to 25.0% from 22.9% in the first quarter of 2005. The decrease in distribution expenses was mainly due to the decline in sales, as discussed above. As a percentage of sales, distribution expense increased due to higher diesel fuel costs and increased third party carrier charges, which were primarily driven by more expensive diesel fuel.

Selling, General and Administrative Expenses. Selling and general and administrative expenses of $13.0 million for the three months ended March 31, 2006 decreased by $0.8 million, or 6.1%, from $13.8 million for the comparable period in 2005. Selling expenses of $7.2 million for the three months ended March 31, 2006 decreased by $0.7 million, or 8.9%, from $7.9 million a year ago. The decrease in selling expense resulted from the reduction in work force due to the strategic reorganization which occurred in the second quarter of 2005. In addition, there was a decrease in sales commissions as a result of lower net sales. General and administrative expenses of $5.8 million for the three months ended March 31, 2006 decreased $0.1 million, or 2.3%, from $5.9 million for the comparable period in 2005. The decline in general and administrative expenses was due to lower compensation and benefit expenses, which mainly resulted from the reduction in work force due to the strategic reorganization which occurred in the second quarter of 2005.

Other Operating Expense (Income), net. Other operating expenses (net) of $0.7 million for the three months ended March 31, 2006 increased by $0.9 million from other operating income (net) of $0.1 million for the comparable period in 2005. The increase in other operating expenses was primarily due to $0.8 million in consulting fees relating to our productivity improvement initiatives.

Operating (Loss) Income. Operating loss of for the three months ended March 31, 2006 of $1.6 million is $4.8 million less than operating income of $3.2 million for the comparable period in 2005. The shift from operating income to operating loss resulted from a decline in gross profit for the period of $5.2 million.

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

Income Tax Benefit. Our effective income tax rate was 39.8% for the three months ended March 31, 2006, up slightly from 37.0% for the comparable period a year ago. Benefit from income taxes was $2.8 million for the three months ended March 31, 2006 compared to $1.0 million for the comparable period in 2005.

Net Loss. Net loss of $4.3 million for the three months ended March 31, 2006 increased by $2.7 million, or 164.8%, from a net loss of $1.6 million for the comparable period in 2005. The increase in net loss was due to the increase in operating loss, partially offset by the decrease in other expenses and a higher benefit from income taxes.

Liquidity and Capital Resources

Our primary sources of liquidity are funds generated by operations and borrowings under our Senior Credit Facility. Our Senior Credit Facility expires in 2008 and consists of a revolving loan with availability of up to $120.0 million (subject to certain borrowing base limits). Additional information pertaining to our Senior Credit Facility is provided below and in Note 8 to the Condensed Consolidated Financial Statements (unaudited) included in Part I, Item 1 of this Quarterly Report on Form 10-Q/A.

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

Net cash used in operating activities was $27.0 million for the three months ended March 31, 2006 compared to $37.2 million for the comparable period in 2005. The decrease in cash used in operating activities was mainly due to the timing of our $9.0 million semi-annual interest payment on our Senior Notes and improved customer collections as a result of favorable terms, offset by lower earnings driven by lower gross profit. In 2006, we paid our April 1st interest payment in the second quarter, while last year’s payment was paid during the first quarter.

Net cash used in investing activities was $0.9 million for the three months ended March 31, 2006 compared to $1.2 million for the same period a year ago. The decrease in cash used in investing activities was mainly due to a decrease in capital expenditures of $1.5 million, offset by a decrease in proceeds received from a land sale option of $1.1 million.

Net cash provided by financing activities was $27.8 million for the three months ended March 31, 2006 compared to $38.2 million for the same period in 2005. The decrease in cash provided by financing activities was due to the timing of our $9.0 million semi-annual interest payment on our senior notes, as discussed above.

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

		Payments Due by Period
		Less than	(Dollars in millions)		After
Contractual Cash Obligations	Total	1 year	1-3 years	4-5 years	5 years
Revolving Facility	$38.1	$38.1	$-	$-	$-
Senior Notes	175.0	-	-	-	175.0
Interest	103.9	19.1	56.4	28.4	-
Operating Leases	17.9	4.4	5.9	1.7	5.9
Total	$334.9	$61.6	$62.3	$30.1	$180.9

We believe that cash generated by operations and from borrowings, expected to be available under our Senior Credit Facility, will be sufficient to meet our anticipated working capital, capital expenditures and debt service requirements for at least the next twelve months.

The following is a summary of certain material terms of our Senior Credit Facility and Hines Nurseries’ 10.25% senior subordinated notes due 2011.

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

The Senior Credit Facility was amended by the First Amendment to Credit Agreement dated as of June 30, 2005 (the “First Amendment”), then again pursuant to a Waiver Regarding Financial Covenants dated as of October 13, 2005 (the “Waiver”), and by the Second Amendment to Credit Facility dated as of February 3, 2006 (the “Second Amendment”). On November 8, 2005, in accordance with the Waiver, at our request the availability of the revolving loan was reduced from $145.0 million to $120.0 million (subject to borrowing base limits).

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

First Amendment To Senior Credit Facility. Effective June 30, 2005, Hines Nurseries negotiated and entered into the First Amendment to the Senior Credit Facility. The First Amendment amended the Senior Credit Facility to require that the proceeds from the Miami Property Sale be used to pay down the term loan. In accordance with the First Amendment, we repaid the term loan in its entirety on November 8, 2005 with the completion of the Miami Property Sale. The First Amendment also amended the calculation of the fixed charge coverage ratio and the leverage ratio to allow as an addition to Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) certain adjustments related to work force reductions and requires Hines to meet less restrictive minimum fixed charge coverage ratios for the last fiscal quarter of 2005, for each fiscal quarter of 2006 and for the first fiscal quarter of 2007 and maximum leverage ratios for the last fiscal quarter of 2005, for each fiscal quarter of 2006 and the first and second fiscal quarters of 2007.

Second Amendment To Senior Credit Facility. In February 2006, Hines Nurseries entered into Second Amendment to the Senior Credit Facility dated as of September 30, 2003. The Second Amendment amends the calculation of the minimum fixed charge coverage ratio for the first quarter of 2006 and thereafter. The Second Amendment also eliminates the maximum leverage ratio.

Interest Rate; Fees. The interest rate on the loans under the Senior Credit Facility may be, at our option, prime rate loans or London Inter Bank Offering Rate (“LIBOR”) rate loans. Prime rate loans under the revolving loan bear interest at the prime lending rate plus an additional amount that ranges from 0.75% to 1.75%, depending on our consolidated leverage ratio. Currently, the applicable margin for prime rate loans is 1.75% for the revolving loan.

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

We must deliver borrowing base certificates and reports at least monthly. The borrowing base also may be subject to certain other adjustments and reserves to be determined by the agent. Eligible accounts receivable of both The Home Depot, our largest customer, and Lowe’s Companies, Inc., our second largest customer, may not exceed 30% of total eligible accounts receivable at any time.

Our Senior Notes

On September 30, 2003, Hines Nurseries issued $175.0 million of senior subordinated notes that mature on October 1, 2011 (the "Senior Notes”). The Senior Notes bear interest at the rate of 10.25% per annum and will be payable semi-annually in arrears on each April 1 and October 1, which commenced on April 1, 2004.

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

Sales Returns and Allowances.

Amounts accrued for sales returns and allowances are maintained at a level believed adequate by management to absorb probable losses in the trade receivables due to sales discounts and allowances. The provision rate is established by management using the following criteria: past sales returns experience, current economic conditions and other relevant factors. The rate is re-evaluated on a quarterly basis. Provisions for sales discounts and allowances charged against income increase the allowance. We record revenue, net of sales discounts and allowances, when the risk of ownership is transferred to the customer. Allowances are provided at the time revenue is recognized in accordance with SFAS No. 48, “Revenue Recognition When Right of Return Exists.”

Allowance For Doubtful Accounts.

The allowance for bad debts is maintained at a level believed by management to adequately reflect the probable losses in the trade receivable due to customer defaults, insolvencies or bankruptcies. The provision is established by management using the following criteria: customer credit history, customer current credit rating and other relevant factors. The provision is re-evaluated on a quarterly basis. Provisions to bad debt expense charged against income increase the allowance. All recoveries on trade receivables previously charged off are credited to bad debt expense, while direct charge-offs of trade receivables are deducted from the allowance.

Accounting For Goodwill Impairment.

On January 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” In accordance with this standard, goodwill has been classified as indefinite-lived assets no longer subject to amortization. Indefinite-lived assets are subject to impairment testing upon adoption of SFAS No. 142 and at least annually thereafter. In accordance with SFAS No. 142, this involves a two step process. First, we must determine if the carrying amount of equity exceeds the fair value based upon the quoted market price of our common stock. If we determine that goodwill may be impaired, we compare the “implied fair value” of the goodwill, as defined by SFAS No. 142, to its carrying amount to determine the impairment loss, if any.

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

New Accounting Standards.

In November 2004, The FASB issued SFAS No. 151, “Inventory Costs,” which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. We have adopted SFAS No. 151 on January 1, 2006. The adoption of SFAS No. 151 did not have a material impact on our consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 153, “Exchange of Non Monetary Assets - an amendment of APB Opinion No. 29,” which requires non monetary asset exchanges to be accounted for at fair value. We were required to adopt the provisions of SFAS No. 153 for non monetary exchanges occurring in fiscal periods beginning after June 15, 2005. We have adopted SFAS No. 153 on January 1, 2006. The adoption of SFAS No. 153 did not have an impact on our consolidated financial position, results of operations or cash flows.

In May 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3.” FASB No. 154 replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting and reporting of a change in an accounting principle. This statement applies to all voluntary changes in an accounting principle. It also applies to changes required by an accounting pronouncement if the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. APB Opinion No. 20 previously required that most voluntary changes in an accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in an accounting principle. We have adopted SFAS No. 154 on January 1, 2006. The adoption of Statement No. 154 did not have an impact on our financial position, results of operations or cash flows.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140.” SFAS No. 155 simplifies the accounting for certain hybrid financial instruments that contain an embedded derivative that otherwise would have required bifurcation. SFAS No. 155 also eliminates the interim guidance in SFAS No. 133, which provides that beneficial interest in securitized financial assets is not subject to the provisions of SFAS No. 133. SFAS No. 155 is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. We do not believe that the adoption of SFAS No. 155 may have a material impact on our financial position, results of operations and cash flows.

Accounting Standards Adopted.

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

Item 4. Controls and Procedures

As discussed in Part II, Item 9A “Controls and Procedures” of our 2006 Annual Report on Form 10-K, filed on July 10, 2007, we identified the following material weaknesses in our internal control over financial reporting:

• We did not have adequate policies and procedures and adequate review and oversight relating to the recording of inventory. For example, there was no policy or mechanism in place to identify abnormal scrap using statistical metrics, and there was no appropriate process in place to analyze the net realizable value of inventory. This led to adjustments recorded in the restatement of the consolidated financial statements for the quarter ended September 30, 2006. In addition, there was no process in place to appropriately review and approve significant changes to our inventory costing methodology, resulted in errors which began in fiscal 2004 and continued into 2005 and the first three quarters of 2006. These deficiencies represent a material weakness in internal control over financial reporting because they did or could lead to material misstatements in our consolidated financial statements.

• We did not perform sufficient analysis and review of significant estimates and accounts, and certain journal entries were recorded without an appropriate level of documentation and support. For example, certain transactions were not appropriately analyzed, including the sale-leaseback transactions for the disposition of our Miami facility in 2005 and the disposition of our Vacaville property in 2006, nor did we properly analyze the recoverability of our assets associated with our South Carolina facility. These matters represent a material weakness in internal control over financial reporting because they could result in material misstatements to interim and annual consolidated financial statements that were not properly prevented or detected by our internal control. All identified errors related to this material weakness have been corrected in connection with the restatement of the consolidated financial statements for the applicable periods.

• We had information technology general control deficiencies that in the aggregate were deemed to represent a material weakness in the control environment and were the result of a lack of communication and enforcement of control consciousness. These deficiencies in the aggregate represented more than a remote likelihood that a material misstatement of our interim or annual financial statements would not have been prevented or detected. These deficiencies included deficiencies related to logical and physical access requests, configuration changes, updates of control documentation and data backup and storage.

We have taken, or are in the process of taking, a number of corrective actions with respect to the material weaknesses in our internal control over financial reporting identified above. These actions include improving the documentation and review of our inventory accounting policies and procedures and the communication of such policies and procedures within our organization. In this regard, we have implemented policies and procedures to analyze scrap by facility on a quarterly basis using statistical metrics, and determine the net realizable value of inventory by facility on a quarterly basis. We have also implemented additional policies and procedures to analyze and approve all changes to our inventory costing methodology.

With regard to the analysis and review of significant estimates and accounts, we have established a formal process to identify key estimates and accounts and have assigned additional levels of analysis and review with respect to such key estimates and accounts. We have also established a formal process regarding the review and analysis of significant transactions. In addition, we are designing and implementing procedures for increased documentation and additional levels of review regarding journal entries.

In addition, a senior information technology manager has been assigned to lead the review of all information technology internal controls and a remediation plan has been put into place beginning in March 2007. It includes establishing controls related to logical and physical access requests, configuration changes, updates of control documentation and data backup and storage.

In addition to the remediation actions outlined above, we have taken steps to hire additional personnel with appropriate backgrounds in accounting to enhance our existing capabilities and we have taken steps to enhance the training and education provided to our finance and accounting personnel, including newly hired employees. We have also engaged outside consultants to advise us in connection with the design, implementation, documentation, and testing of our internal controls over financial reporting.

In light of the above-referenced information, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, re-evaluated the assessment of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, solely as a result of the material weaknesses referenced above, our disclosure controls and procedures were not effective as of the end of the fiscal quarter ended March 31, 2006.

There was no change in our internal control over financial reporting that occurred during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

See the Company’s 2006 Annual Report on Form 10-K, filed on July 10, 2007, with the Securities and Exchange Commission for a comprehensive list of risk factors with the exception that the Company hereby updates the following risk factor with regard to the cost estimates contained therein:

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

We may not be successful in executing our transition plan or establishing suitable replacement production facilities. If we are unsuccessful in these efforts, our net sales, cash flows and operating income could be materially adversely affected. In addition, as of March 31, 2006, we estimate that we will incur approximately a total of $0.2 million of removal and remediation costs when we vacate 254 acres in 2006 and $0.9 million of removal and remediation costs when we vacate 288 acres in 2010. We may incur significant expenses beyond what we have forecasted if additional remedial action is required. Significant costs in excess of our estimates could have a material adverse effect on our business, financial position, results of operations and operating cash flow.

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

Date: July 10, 2007

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