Form 10-Q/A
period 2006-06-30
HINES HORTICULTURE INC
filed 2007-07-10
CIK 1003515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from___________________ to ___________________

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
Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of August 8, 2006, there were 22,072,549 shares of Common Stock, par value $0.01 per share, outstanding.

HINES HORTICULTURE, INC.
AMENDMENT NO. 1 TO FORM 10-Q

Explanatory Note
(Dollars in thousands)

The amended quarterly report on Form 10-Q/A (Amendment No. 1) is being filed by us to amend our quarterly report on Form 10-Q for the quarterly period ended June 30, 2006 originally filed with Securities and Exchange Commission on August 14, 2006.

In connection with the preparation of our 2006 consolidated financial statements for the year ended December 31, 2006, we identified errors which affected the full year and each of the fiscal quarters of 2004 and 2005 and the first, second and third fiscal quarters of 2006 as discussed below.

This amendment on Form 10-Q/A includes changes to Item 1, Item 2 and Item 4 of Part I and Item 1 and Item 6 of Part II. Except as identified in the prior sentence, no other item included in the original Form 10-Q has been amended. Except as required to reflect the effects of the restatement described below, this Form 10-Q/A does not reflect events occurring after the filing of our original Form 10-Q or modify or update those disclosures affected by subsequent events. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-Q on August 14, 2006.

As a result of the foregoing, we are restating herein the following financial statements:
●	our condensed consolidated balance sheets as of June 30, 2006 and December 31, 2005;
●	our condensed consolidated statements of operations for the three months and six months ended June 30, 2006 and 2005; and
●	our condensed consolidated statements of cash flows for the six months ended June 30, 2006 and 2005.

Summaries of the errors and how they impact our condensed consolidated financial statements follow. A summary of the impact of the errors on the financial statements for fiscal years 2005 and 2004 is presented in our 2006 Annual Report on Form 10-K filed on July 10, 2007.

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

The effects of the correction of this error on the condensed consolidated balance sheets as of June 30, 2006 and December 31, 2005 resulted in a decrease in inventory of approximately $3,500 and $4,200, respectively.

The effects of the correction of this error on the condensed consolidated statements of operations for the three and six months ended June 30, 2006 was a decrease in cost of goods sold of $500 and $700, respectively. The effects of the correction of this error on the condensed consolidated statements of operations for the three and six months ended June 30, 2005 was a decrease in cost of goods sold of $200 and $500, respectively.

Miami and Vacaville Property Sales
We sold two properties located in Miami, Florida and Vacaville, California in November 2005 and April 2006, respectively. We did not correctly record these transactions in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 98, “Accounting for Leases,” as financing transactions. The effects of the correction of these errors on the June 30, 2006 and December 31, 2005 condensed consolidated balance sheets associated with the Miami, Florida sale were the recognition of a financing obligation of $47,040, reinstatement of the carrying value of the property of $7,160, reclassification of deferred tax assets, non-current of $15,750 to current deferred tax liabilities and a decrease in deferred gain on land sale of $39,880. The effects of the correction of these errors on the June 30, 2006 condensed consolidated balance sheets associated with the Vacaville, California sale was the recognition of a financing obligation of $16,700, reinstatement of the carrying value of the property of approximately $500 and a decrease in deferred gain on land sale of $16,200. The effect of the correction of these errors did not have a material impact on our condensed consolidated statements of operations for the three and six months ended June 30, 2006.

Workers’ Compensation and Auto Insurance Accruals
In connection with the preparation of our 2006 consolidated financial statements, we discovered an error in the calculation of our accrued workers’ compensation and auto insurance liabilities. The effect of the correction of this error on the condensed consolidated statements of operations for the three and six months ended June 30, 2006 was a decrease in cost of goods sold of $84 and $156, respectively, and a decrease in distribution expenses of $28 and $74, respectively. The effect of the correction of this error on the condensed consolidated statements of operations for the three and six months ended June 30, 2005 was a decrease in cost of goods sold of $34 and $91, respectively, and a decrease in distribution expenses of $17 and $41, respectively.

The effect of the correction of this error on the June 30, 2006 and December 31, 2005 condensed consolidated balance sheets was a decrease in inventories of $140 and $143, respectively, and a decrease in liabilities of $564 and $337, respectively.

Asset Retirement Obligation Adjustment
In connection with the preparation of our 2006 consolidated financial statements, we discovered that we had not properly recorded our asset retirement obligations for certain of our assets located in Irvine, California upon the adoption of SFAS No. 143, "Accounting for Asset Retirement Obligations."

The effect of the correction of this error on the June 30, 2006 condensed consolidated balance sheets was a decrease in net fixed assets of $289 and an increase in liabilities of $8. The effect of the correction of this error on the December 31, 2005 condensed consolidated balance sheet was an increase in net fixed assets of $60, an increase in inventories of $4 and an increase in liabilities of $359.

The effect of the correction of this error on the three and six months ended June 30, 2006 and 2005 condensed consolidated statements of operations was not material.

Tables set forth in Note 4 to the Condensed Consolidated Financial Statements summarize the impact of the adjustments described above on the consolidated financial statements for the affected periods.

Unless otherwise specified, all financial information contained in this report gives effect to the restatements of our consolidated financial statements, as described in Note 4 to the Condensed Consolidated Financial Statements. We have not amended, and do not intend to amend, the previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for each of the fiscal years and fiscal quarters of 2004 and 2005. Financial information included in our previously filed Annual Reports on Form 10-K for the fiscal years ended December 31, 2004 and 2005, and Quarterly Reports on Form 10-Q for each of the quarters of 2004 and 2005, and for the first three quarters of 2006, should not be relied upon and are superseded by the information in this Amendment No. 1 to Form 10-Q for the quarterly period ended June 30, 2006, Amendment No. 1 to Form 10-Q for the quarterly period ended March 31, 2006, Amendment No. 1 to Form 10-Q for the quarterly period ended September 30, 2006 and in the Annual Report on Form 10-K for the fiscal year ended December 31, 2006, all filed on July 10, 2007.

The accounting errors identified above and the related restatements did not have an impact on our revenues, cash balances or liquidity as of and for the three and six months ended June 30, 2006 and 2005.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements
HINES HORTICULTURE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
June 30, 2006 and December 31, 2005
(Dollars in thousands, except share data)
(Unaudited, as restated - see Note 4)

	June 30,	December 31,
ASSETS	2006	2005

CURRENT ASSETS:
Cash and cash equivalents	$6,077	$62
Accounts receivable, net	52,556	16,444
Inventories	154,079	178,975
Consigned inventories	4,663	1,350
Prepaid expenses and other current assets	2,313	2,666
Assets held for sale	-	484
Total current assets	219,688	199,981

FIXED ASSETS, net	119,894	129,454

DEFERRED FINANCING COSTS, net	5,608	6,207
GOODWILL	43,926	43,926
	$389,116	$379,568

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$19,934	$12,624
Accrued liabilities	11,387	8,591
Accrued payroll and benefits	7,702	4,453
Accrued interest	4,682	4,711
Borrowings on revolving credit facility	-	10,080
Deferred income taxes	45,730	48,868
Total current liabilities	89,435	89,327

LONG-TERM DEBT	175,000	175,000
FINANCING OBLIGATIONS	63,739	47,040
DEFERRED INCOME TAXES	4,227	4,227
OTHER LIABILITIES	5,742	8,260

SHAREHOLDERS' EQUITY
Preferred stock
Authorized - 2,000,000 shares, $0.01 par value; none outstanding	-	-
Common stock
Authorized - 60,000,000 shares, $0.01 par value;
issued and outstanding - 22,072,549 shares
at June 30, 2006 and December 31, 2005	221	221
Additional paid-in capital	128,781	128,781
Accumulated deficit	(78,029)	(73,288)
Total shareholders' equity	50,973	55,714
	$389,116	$379,568

The accompanying notes are an integral part of these condensed consolidated financial statements.

HINES HORTICULTURE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months and Six Months Ended June 30, 2006 and 2005
(Dollars in thousands, except share and per share data)
(Unaudited, as restated - See Note 4)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Sales, net	$155,130	$176,893	$212,039	$240,883
Cost of goods sold	85,832	87,559	116,397	119,964
Gross profit	69,298	89,334	95,642	120,919

Distribution expenses	35,367	37,052	49,602	51,722
Selling, general and administrative expenses	19,982	20,171	32,954	33,986
Other operating expenses	1,098	544	1,840	429
Asset impairment charges	8,041	-	8,041	-
Total operating expenses	64,488	57,767	92,437	86,137

Operating income	4,810	31,567	3,205	34,782

Other expenses (income)
Interest, net	5,178	5,846	10,335	12,086
Interest rate swap agreement income	-	-	-	(895)
Amortization of deferred financing costs	378	444	749	889
	5,556	6,290	11,084	12,080

(Loss) income before income taxes	(746)	25,277	(7,879)	22,702

Income tax (benefit) provision	(297)	9,361	(3,138)	8,407
Net (loss) income	$(449)	$15,916	$(4,741)	$14,295

Basic and diluted earnings (loss) per share:
Net (loss) income per common share	$(0.02)	$0.72	$(0.21)	$0.65

Weighted average shares outstanding—Basic	22,072,549	22,072,549	22,072,549	22,072,549

Weighted average shares outstanding—Diluted	22,072,549	22,131,507	22,072,549	22,129,403

The accompanying notes are an integral part of these condensed consolidated financial statements.

HINES HORTICULTURE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2006 and 2005
(Dollars in thousands)
(Unaudited, as restated - see Note 4)

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(4,741)	$14,295
Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
Depreciation	5,782	5,341
Accretion of asset retirement obligations	30	22
Amortization of deferred financing costs	749	889
Interest rate swap agreement income	-	(895)
Gain on sale of assets	(19)	(171)
Asset impairment charges	8,041	-
Deferred income taxes	(3,138)	8,407

Changes in working capital accounts:
Accounts receivable	(36,112)	(47,220)
Inventories	21,446	11,567
Prepaid expenses and other current assets	346	(57)
Accounts payable and accrued liabilities	13,082	21,923
Net cash provided by operating activities	5,466	14,101

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(3,624)	(5,337)
Proceeds from sale of fixed assets	106	194
Proceeds from land sale option	-	1,100
Net cash used in investing activities	(3,518)	(4,043)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on revolving credit facility	164,813	179,621
Repayments on revolving credit facility	(174,893)	(188,196)
Financing obligations	14,297	-
Repayments of long-term debt	-	(1,910)
Deferred financing costs incurred	(150)	-
Net cash provided by (used in) financing activities	4,067	(10,485)

NET CHANGE IN CASH AND CASH EQUIVALENTS	6,015	(427)

CASH and CASH EQUIVALENTS, beginning of period	62	600
CASH and CASH EQUIVALENTS, end of period	$6,077	$173

Supplemental disclosure of cash flow information:
Cash paid for interest	$10,216	$12,503
Cash paid for income taxes	$1,046	$24

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

Impairment of Long-Lived Assets
On August 8, 2006, the Company received approval from its Board of Directors to pursue the sale of its four color nursery facilities in the Northeast and certain assets in Miami, Florida in connection with the Company entering into the Third Amendment and Limited Waiver to Credit Agreement (the “Third Amendment”) to the Senior Credit Facility dated as of September 30, 2003. The Company performed an impairment test of the long-lived assets of the nurseries located in the Northeast and Miami under the provisions set forth in Statement of Financial Accounting Standards ("SFAS") No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company determined that the carrying value of the long-lived assets for three of the Northeast facilities exceeded the estimated undiscounted future cash flows associated with the use of the assets. As a result, the Company reduced the carrying value of the assets to the fair value of those assets as determined by a recent appraisal performed by Cushman & Wakefield, Inc. The impairment charge of $8,041 was recorded in the condensed consolidated statements of operations for the period ended June 30, 2006.

2.     New Accounting Standards:

In November 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 151, “Inventory Costs,” which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. The Company adopted SFAS No. 151 on January 1, 2006. The adoption of SFAS No. 151 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

Effective the beginning of the first quarter of fiscal year 2006, the Company adopted the provisions of SFAS No. 123(R), “Share Based Payment,” using the modified prospective transition method. Under this method, prior periods are not restated. The provisions of SFAS 123(R) apply to new stock options and stock options outstanding, but not yet vested, on the effective date. As of December 31, 2005, all outstanding options were fully vested.

In June 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 is effective for all uncertainty in income taxes recognized in the financial statements in fiscal years beginning after December 15, 2006. The Company is evaluating the effect the adoption of FIN 48 may have on its consolidated financial position, results of operations and cash flows.

In June 2006, the FASB ratified Emerging Issues Task Force Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (“EITF 06-3”). The scope of EITF 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer. This issue provides that a company may adopt a policy of presenting taxes either gross within revenue or net. If taxes subject to this issue are significant, a company is required to disclose its accounting policy for presenting taxes and the amount of such taxes that are recognized on a gross basis. The Company does not believe the adoption of EITF 06-3 will have a material impact on its consolidated financial statements.

3.     Unaudited Financial Information:

The unaudited financial information furnished herein, in the opinion of management, reflects all adjustments (consisting of only normal recurring adjustments, except for the restatement discussed in Note 4), which are necessary for a fair statement of the consolidated financial position, results of operations and cash flows of the Company as of and for the periods indicated. The Company presumes that users of the interim financial information herein have read or have access to the Company's audited consolidated financial statements on Form 10-K for the year ended December 31, 2006, which restates and amends the consolidated financial statements for the years ended December 31, 2005 and 2004, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context.

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

4.     Restatement of Financial Statements:

In connection with the preparation of the Company’s consolidated financial statements for the year ended December 31, 2006, the Company identified errors which affected the full year and each of the fiscal quarters of 2004 and 2005 and the first, second and third fiscal quarters of 2006.

As a result of the foregoing, the Company is restating herein the following financial statements:
●	the Company’s condensed consolidated balance sheets as of June 30, 2006 and December 31, 2005;
●	the Company’s condensed consolidated statements of operations for the three and six months ended June 30, 2006 and 2005; and
●	the Company’s condensed consolidated statements of cash flows for the six months ended June 30, 2006 and 2005.

Summaries of the errors and how they impact the Company's condensed consolidated financial statements follow.  A summary of the impact on the financial statements for fiscal years 2004 and 2005 is presented in the Company's 2006 Annual Report on Form 10-K for the year ended December 31, 2006 filed on July 10, 2007.

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

The effects of the correction of this error on the condensed consolidated balance sheets as of June 30, 2006 and December 31, 2005 resulted in a decrease in inventory of approximately $3,500 and $4,200, respectively.

The effects of the correction of this error on the condensed consolidated statements of operations for the three and six months ended June 30, 2006 was a decrease in cost of goods sold of $500 and $700, respectively. The effects of the correction of this error on the condensed consolidated statements of operations for the three and six months ended June 30, 2005 was a decrease in cost of goods sold of $200 and $500, respectively.

Miami and Vacaville Property Sales
The Company sold two properties located in Miami, Florida and Vacaville, California in November 2005 and April 2006, respectively. The Company did not correctly record these transactions in accordance with SFAS No. 98, “Accounting for Leases,” as financing transactions. The effects of the correction of these errors on the June 30, 2006 and December 31, 2005 condensed consolidated balance sheets associated with the Miami, Florida sale were the recognition of a financing obligation of $47,040, reinstatement of the carrying value of the property of $7,160, reclassification of non-current deferred tax assets of $15,750 to current deferred tax liabilites, and a decrease in deferred gain on land sale of $39,880. The effects of the correction of these errors on the June 30, 2006 condensed consolidated balance sheets associated with the Vacaville, California sale was the recognition of a financing obligation of $16,700, reinstatement of the carrying value of the property of approximately $500, and a decrease in deferred gain of $16,200. The effect of the correction of these errors did not have a material impact on the condensed consolidated statements of operations for the three and six months ended June 30, 2006.

Workers’ Compensation and Auto Insurance Accruals
In connection with the preparation of the 2006 consolidated financial statements, the Company discovered an error in the calculation of accrued workers’ compensation and auto insurance liabilities. The effect of the correction of this error on the condensed consolidated statements of operations for the three and six months ended June 30, 2006 was a decrease in cost of goods sold of $84 and $156, respectively, and a decrease in distribution expenses of $28 and $74, respectively. The effect of the correction of this error on the condensed consolidated statements of operations for the three and six months ended June 30, 2005 was a decrease in cost of goods sold of $34 and $91, respectively, and a decrease in distribution expenses of $17 and $41, respectively.

The effect of the correction of this error on the June 30, 2006 and December 31, 2005 condensed consolidated balance sheets was a decrease in inventories of $140 and $143, respectively, and a decrease in liabilities of $564 and $337, respectively.

Asset Retirement Obligations Adjustment
In connection with the preparation of the Company’s 2006 consolidated financial statements, it discovered that it had not properly recorded its asset retirement obligations for certain of its assets located in Irvine, California upon the adoption of SFAS No. 143, "Accounting for Asset Retirement Obligations."

The effect of the correction of this error on the June 30, 2006 condensed consolidated balance sheets was a decrease in net fixed assets of $289 and an increase in liabilities of $8. The effect of the correction of this error on the December 31, 2005, condensed consolidated balance sheet was an increase in net fixed assets of $60, an increase in inventories of $4, and a decrease in liabilities of $359.

The effect of the correction of this error on the three and six months ended June 30, 2006 and 2005 condensed consolidated statements of operations was not material.

The tables set forth below summarize the impact of the adjustments described above on the individual line items on the Company’s consolidated financial statements for the affected periods. A reconciliation of the December 31, 2005 consolidated balance sheet can be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on July 10, 2007.

	Three Months Ended		Six Months Ended
	June 30, 2006		June 30, 2006
	As Originally Reported	As Restated for Correction of Errors	As Originally Reported	As Restated for Correction of Errors
Statement of Operations:

Cost of goods sold	$86,369	$85,832	$117,254	$116,397
Gross profit	68,576	69,298	94,593	95,642
Distribution expenses (a)	35,394	35,367	49,676	49,602
Total operating expense	64,331	64,488	92,319	92,437

Operating income	4,245	4,810	2,274	3,205
Loss before income taxes	(1,311)	(746)	(8,810)	(7,879)
Income tax benefit	(537)	(297)	(3,612)	(3,138)
Net loss	(774)	(449)	(5,198)	(4,741)

Basic and diluted loss per share:
Net loss per common share	$(0.04)	$(0.02)	$(0.24)	$(0.21)

	Six Months Ended
	June 30, 2006
	As Originally Reported	As Restated for Correction of Errors
Statement of Cash Flows:
Net loss	$(5,198)	$(4,741)
Depreciation	5,802	5,782
Accretion of asset retirement obligations	13	30
Deferred income taxes	(3,612)	(3,138)
Inventories	22,148	21,446
Accounts payable and accrued liabilities	13,308	13,082
Proceeds from sale of fixed assets	14,403	106
Net cash provided by (used in) investing activities	10,779	(3,518)
Financing obligations	-	14,297
Net cash (used in) provided by financing activities	(10,230)	4,067

(a) This line item originally reported combined with selling expenses

	June 30, 2006
	As Originally Reported	As Restated for Correction of Errors
Balance Sheet:
Inventories	$157,683	$154,079
Total current assets	223,292	219,688
Fixed assets, net	112,553	119,894
Deferred income taxes, non-current	11,481	-
Total assets	396,860	389,116

Accrued liabilities	15,017	11,387
Deferred income taxes, current	62,515	45,730
Total current liabilities	109,850	89,435
Deferred gain on land sale	56,109	-
Financing obligations	-	63,739
Deferred income taxes, non-current	-	4,227
Other liabilities	2,691	5,742

Accumulated deficit	(75,792)	(78,029)
Total shareholders' equity	53,210	50,973
Total liabilities and shareholders' equity	396,860	389,116

	Three Months Ended		Six Months Ended
	June 30, 2005		June 30, 2005
	As Originally Reported	As Restated for Correction of Errors	As Originally Reported	As Restated for Correction of Errors
Statement of Operations:

Cost of goods sold	$87,843	$87,559	$120,609	$119,964
Gross profit	89,050	89,334	120,274	120,919
Distribution expenses (a)	37,069	37,052	51,763	51,722
Total operating expense	57,784	57,767	86,178	86,137
Operating Income	31,266	31,567	34,096	34,782

Income before income taxes	24,976	25,277	22,016	22,702
Income tax provision	10,241	9,361	9,027	8,407
Net income	14,735	15,916	12,989	14,295

Basic and diluted earnings per share:
Net income per common share	$0.67	$0.72	$0.59	$0.65

	Six Months Ended
	June 30, 2005
	As Originally Reported	As Restated for Correction of Errors

Statement of Cash Flows:
Net income	$12,989	$14,295
Depreciation	5,333	5,341
Accretion of asset retirement obligations	51	22
Deferred income taxes	9,027	8,407
Inventories	11,999	11,567
Accounts payable and accrued liabilities	22,166	21,923
Net cash provided by operating activities	14,111	14,101
Purchase of fixed assets	(5,347)	(5,337)
Net cash used in investing activities	(4,053)	(4,043)

(a) This line item originally reported combined with selling expenses

5.      Earnings Per Share:

Earnings per share (“EPS”) are calculated in accordance with SFAS No. 128, “Earnings per Share,” which requires the Company to report both basic earnings per share, based on the weighted-average number of common shares outstanding, and diluted earnings per share, based on the weighted-average number of common shares outstanding adjusted to include the potentially dilutive effect of outstanding stock options and warrants using the treasury method. For the three and six months ended June 30, 2006, the incremental shares related to underlying employee stock options in the amount of 861,860, were excluded from the computation of diluted earnings per share because they would have been anti-dilutive. For the three and six months ended June 30, 2005, the incremental shares related to the underlying employee stock options were 2,789 and 2,664, respectively, from total outstanding options of 1,066,773. In addition, for the three and six months ended June 30, 2005, the incremental shares related to 440,000 warrants outstanding were 56,169 and 54,190, respectively. The 440,000 warrants expired on December 31, 2005.

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

Prior to January 1, 2006, the Company measured stock compensation expense using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Thus, expense was generally not recognized for the Company’s employee stock option plans. Results for prior periods have not been restated.

The following table shows net income and earnings per share had the Company applied the fair value method of accounting for stock-based compensation in accordance with SFAS No. 123, “SFAS No. 123” during the second quarter of 2005 and for the six months ended June 30, 2005.

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005
Net income, as restated	$15,916	$14,295
Stock-based compensation expense, net of tax	(11)	(22)
Pro forma net income, as restated	$15,905	$14,273

Net income per share:

Basic and diluted - as restated	$0.72	$0.65
Basic and diluted - pro forma, as restated	$0.72	$0.65

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

There were no stock option grants during the six months ended June 30, 2006; accordingly, there was no determination of fair value during this period.

A summary of the status of the Company’s stock option plan as of June 30, 2006 as follows:

		Weighted Average	Aggregate
	Shares	Exercise Price	Intrinsic Value

Outstanding at December 31, 2005	869,110	$ 6.22
Cancelled	(7,250)	6.64
Outstanding at June 30, 2006	861,860	$ 6.22	$ 3

Exercisable	861,860	$ 6.22	$ 3

The aggregate intrinsic value represents the difference between the exercise prices of the underlying awards and the quoted price of the Company’s common stock for those awards that have an exercise price below the quoted price on June 30, 2006. The Company had options outstanding on June 30, 2006 to purchase an aggregate of 12,000 shares with an exercise price below the quoted price of the Company’s common stock resulting in an aggregate intrinsic value of $3.

The weighted average remaining contractual life was five years at June 30, 2006. As of June 30, 2006, expiration dates ranged from June 22, 2008 to February 18, 2013.

	Outstanding			Exercisable

		Average	Weighted		Weighted
	Number of	Remaining	Average of	Number of	Average of
Range of exercise price	Options	Contract Life	Exercise Price	Options	Exercise Price
$3.32 to $5.00	81,000	5.06	$ 4.53	81,000	$ 4.53
$5.50	627,160	5.90	5.50	627,160	5.50
$6.00 to $8.00	34,200	3.33	6.71	34,200	6.71
$11.00	119,500	2.08	11.00	119,500	11.00

Total	861,860	5.20	$ 6.22	861,860	$ 6.22

7.     Inventories:

Inventories consisted of the following:

	June 30,	December 31,
	2006	2005
	(As Restated)	(As Restated)
Nursery stock	$141,303	$168,539
Material and supplies	12,776	10,436
Inventories	$154,079	$178,975
Consigned inventories	$4,663	$1,350

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

The covenants under the Senior Credit Facility may affect the Company’s ability to operate its business, may limit its ability to take advantage of business opportunities as they arise and may adversely affect the conduct of its current business. A breach of a covenant in the Company’s debt instruments could cause acceleration of a significant portion of its outstanding indebtedness. In the event the Company breach the covenants in its debt instruments and it is unable to obtain waivers in connection therewith, it may not be able to obtain alternative financing for its debt on reasonable terms or otherwise. In that event, in order to pay the principal of the Company’s debt, it would be required to sell its equity securities, sell its assets or take other actions. The foregoing actions may not enable the Company to pay the principal of its debt.

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

Third Amendment To Senior Credit Facility. In August 2006, Hines Nurseries negotiated and entered into the Third Amendment to the Senior Credit Facility dated as of September 30, 2003. The Third Amendment waives the requirement that the Company comply with the minimum fixed charge coverage ratio covenant for the periods ended June 30, 2006 and ending September 30, 2006. The Third Amendment also reduces the aggregate revolving loan commitment under the Senior Credit Facility from $120,000 to $100,000 and institutes a maximum revolving utilization restriction under the credit facility. It also increases the interest rate spread by 25 basis points on outstanding prime and London Interbank Offered Rate (“LIBOR”) borrowings, increases unused line fees and establishes new fixed charge covenant ratios beginning in the fourth quarter of 2006. In addition, the Third Amendment requires the Company to sell its four color nursery facilities in the Northeast and certain assets in Miami, Florida by no later than December 31, 2006. The sales of these assets are required to generate a predetermined minimum amount of aggregate proceeds.

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

10.      Vacaville and Miami Property Sales (Previously “Deferred Gain on Land Sales”):

On March 1, 2006, the Company received notice that Triad Communities, L.P. exercised its option to purchase, pursuant to the previously disclosed Option Agreement dated April 30, 2003, the Company’s 168-acre property in Vacaville, California. The Option Agreement provided that the gross purchase price of the property will be $15,100. On April 3, 2006, the Company sold the land for $14,300. Total proceeds from the Option Agreement and sale of the land were approximately $16,900, which included approximately $2,600 in option payments already received.

Under the terms of the Option Agreement, the Company is able lease back the property free of charge while transitioning off the land in three phases from 2006 to 2008. The three phases of transition will be July 1, 2006, July 1, 2007 and July 1, 2008, and will consist of approximately 24 acres, 88 acres and 56 acres, respectively. The Company is continuing to develop replacement acreage and infrastructure at its 842-acre Winters South facility in Northern California. The Company recorded this transaction as a financing transaction in accordance with SFAS No. 98, “Accounting for Leases,” due to the Company’s continuing involvement in the land. This treatment gives effect to the restatement discussed in Note 4.

On November 7, 2005, the Company successfully completed the sale of 122 acres of unimproved property in Miami, Florida and received net proceeds of $47,040. In accordance with an amendment to the existing senior credit facility, the proceeds from the Miami Property Sale were used to pay off the entire outstanding balance of the term loan, with the residual amount having paid down the revolving credit facility. As part of the Miami Property Sale, the Company entered into a two-year lease agreement with the buyer to lease the property while transitioning operations to other locations. The Company leased the entire property for a one-year period, with a thirty-day extension right, and then vacated approximately 33 acres. Pursuant to the first amendment to the lease, the Company will lease the remaining 89 acres until June 30, 2007. In addition, the buyer agreed to let the Company sublease the property for the remainder of the lease term. The Company pays the buyer rent of five hundred dollars per acre annually during the lease term plus fifty percent of the rent the Company receives from subleasing the property. In addition, the Company is entitled to additional amounts if the buyer is successful in obtaining zoning for a certain number of residential lots. The Company originally recognized the sale and deferred the gain on the transaction~~,~~; however, as described in Note 4, due to continuing involvement in the property and in accordance with SFAS No. 98 as of December 31, 2005, the Company has reinstated the net book value of the assets, as well as recorded the proceeds received as a financing obligation. The impact of this correction is discussed in Note 4. When the Company exits the lease on June 30, 2007, the Company will remove the net book value of the assets and expects to recognize a gain of $39,880.

11.    Guarantor/Non-guarantor Disclosures:

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

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Unless the context otherwise requires, the term (1) “Hines Horticulture” means Hines Horticulture, Inc., a Delaware corporation, (2) the term “Hines Nurseries” means Hines Nurseries, Inc., a California corporation, and a wholly owned subsidiary of Hines Horticulture, (3) the term “Hines Fertilizer” means Hines Fertilizer, Inc., formerly known as Enviro-Safe Laboratories, Inc., a Florida Corporation, and a wholly owned subsidiary of Hines Nurseries and (4) the terms “we,” “us” and “our” mean, collectively, the combined entity of Hines Horticulture and its wholly owned subsidiaries.
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

On August 8, 2006, we received approval from our Board of Directors to pursue the sale of our four nursery facilities located in the northeast and certain assets located in Miami, Florida in connection with our entering into the Third Amendment and Limited Waiver to Credit Agreement (the “Third Amendment”) to our Senior Credit Facility. We believe that these planned divestitures, which are required by the terms of the Third Amendment, should help to stabilize the net sales (subject to seasonal fluctuations) and gross profit margins from our continuing operations.

Also on August 8, 2006, we performed an impairment test on the long-lived assets of the nurseries located in the Northeast and Miami and determined that the carrying value of the long-lived assets for three of the Northeast facilities exceeded the estimated undiscounted future cash flows associated with the use of the assets and therefore were deemed unrecoverable. As a result, we reduced the carrying value of the assets and recorded an impairment charge of approximately $8.0 million in the statements of operations for the period ended June 30, 2006.

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

There are a number of risks, uncertainties and important factors that might cause actual results to differ from any results expressed or implied by such forward looking statements. In addition to the risks, uncertainties and other factors discussed elsewhere in this Form 10-Q, the risks, uncertainties and other factors that could cause or contribute to actual results differing materially from those expressed or implied in the forward looking statements include, without limitation, those set forth under Part I. Item 1A - Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on July 10, 2007.

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

The use of the cash method of accounting for federal income tax purposes results in a current deferred tax liability for accounting purposes. At June 30, 2006, we had a current deferred liability for deferred income taxes of $45.7 million related to the use of the cash method of accounting. The deferred tax liability is deemed current for accounting purposes because the majority of the items to which this liability relates are comprised of current assets and current liabilities in our balance sheet (such as inventory, accounts receivable and accounts payable). The classification of this liability as a current item, however, does not mean that it is required to be paid within the next twelve months.

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

Sale of 168 Acres in Vacaville, California

On March 1, 2006, we received notice that Triad Communities, L.P. exercised its option to purchase, pursuant to the previously disclosed Option Agreement dated April 30, 2003, our 168-acre property in Vacaville, California. The total book value of assets related to the sale of the land was approximately $0.5 million. The Option Agreement provides that the gross purchase price of the property will be $15.1 million. On April 3, 2006, we successfully completed the sale of the land and received net proceeds of $14.3 million. Total proceeds from the Option Agreement and sale of the land were approximately $16.9 million, which include approximately $2.6 million in option payments already received.

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

We entered into a sale-leaseback transaction for the Vacaville facility that contained continuing involvement provisions. We originally recognized the sale and deferred the gain on the Vacaville, California property in the second quarter of 2006. However, in order to conform with Statement of Financial Accounting Standards ("SFAS") No. 98, as of June 30, 2006 we reinstated the net book value of the assets and recorded the proceeds received as a financing obligation as more fully disclosed in Note 4 to the consolidated financial statements. When we complete the transition, which is expected to be completed on July 1, 2008, we will remove the net book value of the assets and expect to recognize a gain of approximately $16.2 million.

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

Results of Operations

The following discussion of results of operations gives effect to the restatement discussed in Note 4 to the condensed consolidated financial statements and should be read in conjunction with our Condensed Consolidated Financial Statements and related notes included elsewhere in this Quarterly Report on Form 10-Q/A.

Three Months Ended June 30, 2006 compared to Three Months Ended June 30, 2005

Net Sales. Net sales of $155.1 million for the three months ended June 30, 2006 decreased $21.8 million, or 12.3%, from net sales of $176.9 million for the comparable period in 2005. The decline in net sales was primarily due to lost market share throughout the Eastern Region. More intense competition, significant pricing pressures and customer consolidations in the Northeast, Mid-Atlantic and Southeast have all contributed to the decline in net sales in the Eastern Region. In addition to this, excessive rain and flooding in the Northeast during the quarter resulted in reduced consumer demand.

Gross Profit. Gross profit of $69.3 million for the three months ended June 30, 2006 decreased $20.0 million, or 22.4%, from gross profit of $89.3 million for the comparable period in 2005. Gross profit as a percentage of sales for the quarter decreased to 44.7% from 50.5% for the comparable period in 2005. The decline in gross profit and gross profit margin was mainly due to the decline in sales, as discussed above, as well as higher cost inventory, which were produced during 2005. In addition to this, the excessive rain and flooding in the Northeast caused an increase in market scrap and also impacted gross margins in the second quarter of 2006.

Distribution Expenses. Distribution expenses of $35.4 million for the three months ended June 30, 2006 decreased $1.7 million, or 4.5%, from $37.1 million for the comparable period in 2005. As a percentage of net sales, distribution expenses for the quarter increased to 22.8% from 20.9% in the second quarter of 2005. The decrease in distribution expense was mainly due to the decline in sales, as discussed above. As a percentage of sales, distribution expense increased due to higher diesel fuel costs and increased third party carrier charges, which were primarily driven by more expensive diesel fuel.

Selling and General and Administrative Expenses. Selling and general and administrative expenses of $20.0 million for the three months ended June 30, 2006 decreased $0.2 million for the comparable period in 2005. Selling expenses of $13.7 million for the three months ended June 30, 2006 decreased by $0.7 million, or 5.0%, from $14.4 million in the second quarter of 2005. The decrease in selling expense resulted from the reduction in work force due to the strategic reorganization which occurred in the second quarter of 2005. In addition, there was a decrease in the variable costs of selling expenses due to lower net sales. General and administrative expenses of $6.3 million for the three months ended June 30, 2006 increased by $0.5 million, or 9.3%, from $5.7 million for the comparable period in 2005. The increase in general and administrative expenses was mainly due to an increase in consulting fees related to increased staffing in IT and Finance for SOX 404 compliance related work, partially offset by lower compensation and benefit expenses, which mainly resulted from the reduction in work force due to the strategic reorganization which occurred in the second quarter of 2005.

Other Operating Expense. Other operating expenses of $1.1 million for the three months ended June 30, 2006 increased by $0.6 million from $0.5 million for the comparable period in 2005. Other operating expenses for the second quarter of 2006 consisted primarily of approximately $1.1 million in consulting fees relating to our productivity improvement initiatives.

Asset Impairment Charges. Asset impairment charges of $8.0 million for the three months ended June 30, 2006 were recorded in connection with three of our Northeast facilities.

Operating Income. Operating income for the three months ended June 30, 2006 of $4.8 million was $26.8 million less than operating income of $31.6 million for the comparable period in 2005. The decline in operating income resulted from a decline in gross profit for the period of $20.0 million, an asset impairment charge at two of our Northeast facilities of $8.0 million, an increase of $0.5 million in general and administrative costs and $0.6 million of other operating expenses, which include consulting fees related to our productivity improvement initiatives. The gross profit decline and unfavorable increase in operating expenses were partially offset by decreased selling and distribution expense of $2.4 million, which resulted from lower sales unit volume during the second quarter of 2006.

Other Expenses. Other expenses of $5.6 million for the three months ended June 30, 2006 decreased $0.7 million, or 11.7%, from $6.3 million for the comparable period in 2005 primarily due to lower interest expense. Interest expense for the three months ended June 30, 2006 declined $0.7 million, or 11.4%, primarily as a result of lower outstanding debt, partially offset by higher interest rates.

Income Tax (Benefit) Provision. Our effective income tax rate was 39.8% for the three months ended June 30, 2006, compared to 37.0% from the comparable period a year ago. Benefit from income taxes was $0.3 million for the three months ended June 30, 2006 compared to provision for income taxes of $9.4 million for the comparable period in 2005.

Net (Loss) Income. Net loss for the three months ended June 30, 2006 of $0.4 million was $16.4 million less than net income of $15.9 million for the comparable period in 2005. The shift from net income to net loss was attributable to lower net sales volume, gross profit margin decline, the asset impairment charge taken during the second quarter and other factors discussed above.

Six Months Ended June 30, 2006 compared to Six Months Ended June 30, 2005

Net Sales. Net sales of $212.0 million for the six months ended June 30, 2006 decreased by $28.8 million, or 12.0%, from net sales of $240.9 million for the comparable period in 2005. The decline in net sales was primarily due to lost market share throughout the Eastern Region. More intense competition, significant pricing pressures and customer consolidations in the Northeast, Mid-Atlantic and Southeast also contributed to the decline in net sales in the Eastern Region. In addition, the adverse weather conditions toward the end of first quarter which carried into the second quarter further delayed product availability and consumer demand.

Gross Profit. Gross profit of $95.6 million for the six months ended June 30, 2006 decreased $25.3 million, or 20.9%, from gross profit of $120.9 million for the comparable period in 2005. Similar to the second quarter circumstances, the decline in gross profit and gross profit margin was mainly due to the decline in sales, as discussed above, as well as higher cost inventory, produced during 2005.

Distribution Expenses. Distribution expenses of $49.6 million for the six months ended June 30, 2006 decreased $2.1 million, or 4.1%, from $51.7 million for the comparable period in 2005. As a percentage of net sales, distribution expenses for the six months ended June 30, 2006 increased to 23.4% from 21.5% in the comparable period of 2005. The decrease in distribution expenses was mainly due to the decline in sales, as discussed above. As a percentage of sales, distribution costs increased due to higher diesel fuel costs and increased third party carrier charges, which were primarily driven by more expensive diesel fuel.

Selling and General and Administrative Expenses. Selling and general and administrative expenses of $33.0 million for the six months ended June 30, 2006 decreased $1.0 million, or 3.0%, from $34.0 million for the comparable period in 2005. Selling expenses of $20.9 million for the six months ended June 30, 2006 decreased $1.4 million, or 6.4%, from $22.3 million a year ago. The decrease in selling expense resulted from the reduction in work force due to the strategic reorganization which occurred in the second quarter of 2005. In addition, there was a decrease in the variable costs of selling expenses due to lower net sales. General and administrative expenses of $12.1 million for the six months ended June 30, 2006 increased $0.4 million, or 3.4%, from $11.7 million a year ago. The increase in general and administrative expenses is primarily due to an increase in staffing in IT and Finance for SOX 404 compliance related work, partially offset by a decrease in payroll and benefits as a result of the reduction in work force due to the strategic reorganization which occurred in the second quarter of 2005.

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

Operating Income. Operating income of $3.2 million for the six months ended June 30, 2006 decreased by $31.6 million, or 90.8%, from $34.8 million for the comparable period in 2005. The decline in operating income resulted from lower sales volume, gross profit decline and the second quarter asset impairment charge in the Northeast, partially offset by a decrease in selling and distribution expenses.

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

Income Tax (Benefit) Provision. Our effective tax rate was 39.8% for the six months ended June 30, 2006, compared to 37.0% for the comparable period in 2005. Benefit from income tax was $3.1 million for the six months ended June 30, 2006 compared to provision for income tax of $8.4 million for the comparable period in 2005.

Net (Loss) Income. Net loss for the six months ended June 30, 2006 of $4.7 million was $19.0 million less than net income of $14.3 million for the comparable period in 2005. The shift from net income to net loss is primarily due to lower net sales volume, gross profit margin, the asset impairment charge taken during the second quarter and other factors discussed above.

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

Net cash used in investing activities was $3.5 million for the six months ended June 30, 2006 compared to $4.0 million for the same period a year ago. The decrease in cash used in investing activities was mainly due to a $1.7 million reduction in capital expenditures offset by the receipt of $1.1 million of land sale option proceeds in 2005. Capital expenditures during the period mainly consisted of general maintenance capital and expenditures related to our Irvine capacity relocation project.

Net cash provided by financing activities was $4.1 million for the six months ended June 30, 2006 compared to net cash used in financing activities of $10.5 million for the same period in 2005. Net cash provided by financing operations primarily represents the receipt of $14.3 million of cash proceeds from the Lagoon Valley land sale and the repayment of debt for each respective period. At June 30, 2006, we had fully repaid the revolver balance and had cash on hand of $6.1 million.

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

		Payments Due by Period
		Less than	(Dollars in millions)		After
Contractual Cash Obligations	Total	1 year	1-3 years	4-5 years	5 years
Senior Notes	$175.0	$-	$-	$-	$175.0
Interest	102.3	18.9	55.0	28.4	-
Operating Leases	16.8	4.0	5.5	1.4	5.9
Total	$294.1	$22.9	$60.5	$29.8	$180.9

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

Third Amendment To Senior Credit Facility. In August 2006, Hines Nurseries negotiated and entered into the Third Amendment to the Senior Credit Facility dated as of September 30, 2003. The Third Amendment waives the requirement that we comply with the minimum fixed charge coverage ratio covenant for the periods ended June 30, 2006 and ending September 30, 2006. The Third Amendment also reduces the aggregate revolving loan commitment under the Senior Credit Facility from $120.0 million to $100.0 million and institutes a maximum revolving utilization restriction under the credit facility. It also increases the interest rate spread by 25 basis points on outstanding prime and London Interbank Offered Rate (“LIBOR”) borrowings, increases unused line fees and establishes new fixed charge covenant ratios beginning in the fourth quarter of 2006. In addition, the Third Amendment requires us to sell our four color nursery facilities in the Northeast and certain assets in Miami, Florida by no later than December 31, 2006. The sales of these assets are required to generate a predetermined amount of aggregate proceeds.

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

Impairment of Long-Lived Assets.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” long-lived assets and intangible assets with determinate lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We evaluate potential impairment by comparing the carrying amount of the asset with the estimated undiscounted future cash flows associated with the use of the asset and its eventual disposition. In connection with the Third Amendment and required asset sales, we re-evaluated our four nursery facilities in the Northeast as well as assets located in Miami, Florida and determined that three of the Northeast facilities exceeded the estimated undiscounted future cash flows associated with the use of the assets and therefore deemed those assets unrecoverable. As a result, we reduced the carrying value of the assets to the fair value of those assets as determined by a recent appraisal performed by Cushman & Wakefield, Inc. and recorded an impairment charge of approximately $8.0 million in our statements of operations for the period ended June 30, 2006.

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

Accrued Liabilities.

The accrued liabilities include amounts accrued for expected claims costs relating to our insurance programs for workers’ compensation and auto liabilities. We have large deductibles for these lines of insurance, which means we must pay the portion of each claim that falls below the deductible amount. Our expected claims costs are based on an actuarial analysis that considers our current payroll and automobile profile, recent claims history, insurance industry loss development factors and the deductible amounts. We accrue our expected claims costs for each year on a ratable monthly basis with a corresponding charge against income. Management reviews the adequacy of the accruals at the end of each quarter. The accruals for the expected costs relating to our insurance programs for workers compensation and auto liability are maintained at levels believed by our management to adequately reflect our probable claims obligations.

New Accounting Standards:

In November 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 151, “Inventory Costs,” which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. We adopted SFAS No. 151 on January 1, 2006. The adoption of SFAS No. 151 did not have a material impact on our consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 153, “Exchange of Non Monetary Assets - an amendment of APB Opinion No. 29,” which requires non monetary asset exchanges to be accounted for at fair value. We were required to adopt the provisions of SFAS No. 153 for non monetary exchanges occurring in fiscal periods beginning after June 15, 2005. We adopted SFAS No. 153 on January 1, 2006. The adoption of SFAS No. 153 did not have an impact on our consolidated financial position, results of operations or cash flows.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections - a replacement of APB Opinon No. 20 and FASB Statement No. 3.” SFAS No. 154 changes the requirements for the accounting for and reporting of a change in an accounting principle. This statement applies to all voluntary changes in an accounting principle. It also applies to changes required by an accounting pronouncement if that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. APB Opinion No. 20 previously required that most voluntary changes in an accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in an accounting principle. We adopted SFAS No. 154 on January 1, 2006. The adoption of SFAS No. 154 did not have an impact on our consolidated financial position, results of operations or cash flows.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140.” SFAS No. 155 simplifies the accounting for certain hybrid financial instruments that contain an embedded derivative that otherwise would have required bifurcation. SFAS No. 155 also eliminates the interim guidance in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which provides that beneficial interest in securitized financial assets is not subject to the provisions of SFAS No. 133. SFAS No. 155 is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. We do not believe that the adoption of SFAS No. 155 will have a material impact on our consolidated financial position, results of operations or cash flows.

Effective the beginning of the first quarter of fiscal year 2006, we adopted the provisions of SFAS No. 123(R), “Share Based Payment,” using the modified prospective transition method. Under this method, prior periods are not restated. The provisions of SFAS 123(R) apply to new stock options and stock options outstanding, but not yet vested, on the effective date. As of December 31, 2005, all outstanding options were fully vested.

In June 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 is effective for all uncertainty in income taxes recognized in the financial statements in fiscal years beginning after December 15, 2006. We are evaluating the effect the adoption of FIN 48 may have on our consolidated financial position, results of operations and cash flows.

Effects of Inflation

Management believes our results of operations have not been materially impacted by inflation over the past three years.

Item 4.  Controls and Procedures

As discussed in Part II, Item 9A “Controls and Procedures” of our 2006 Annual Report on Form 10-K, filed on July 10, 2007, we identified the following material weaknesses in our internal control over financial reporting:
•
We did not have adequate policies and procedures and adequate review and oversight relating to the recording of inventory. For example, there was no policy or mechanism in place to identify abnormal scrap using statistical metrics, and there was no appropriate process in place to analyze the net realizable value of inventory. This lead to adjustments recorded in the restatement of the consolidated financial statements for the quarter ended September 30, 2006. In addition, there was no process in place to appropriately review and approve significant changes to our inventory costing methodology, resulting in errors which began in fiscal 2004 and continued into 2005 and the first three quarters of 2006. These deficiencies represent a material weakness in internal control over financial reporting because they did or could lead to material misstatements in the Company’s consolidated financial statements.

•
We did not perform sufficient analysis and review of significant estimates and accounts, and certain journal entries were recorded without an appropriate level of documentation and support. For example, certain transactions were not appropriately analyzed, including the sale-leaseback transactions for the disposition of our Miami facility in 2005 and the disposition of our Vacaville property in 2006, nor did we properly analyze the recoverability of our assets associated with our South Carolina facility. These matters represent a material weakness in internal control over financial reporting because they could result in material misstatements to interim and annual consolidated financial statements that were not properly prevented or detected by the Company’s internal control. All identified errors related to this material weakness have been corrected in connection with the restatement of the consolidated financial statements for the applicable periods.

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

We have taken, or are in the process of taking, a number of corrective actions with respect to the material weaknesses in our internal control over financial reporting identified above. These actions include improving the documentation and review of our inventory accounting policies and procedures and the communication of such policies and procedures within our organization. In this regard, we have implemented policies and procedures to analyze and scrap by facility on a quarterly basis using statistical metrics, and determine the net realizable value of inventory by facility on a quarterly basis. We have also implemented additional policies and procedures to analyze and approve all changes to our inventory costing methodology.

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

In addition to the remediation actions outlined above, we have taken steps to hire additional personnel with appropriate backgrounds in accounting to enhance our existing capabilities and we have taken steps to enhance the training and education provided to our finance and accounting personnel, including newly hired employees. We have also engaged outside consultants to advise us in connection with the design, implementation, documentation and testing of our internal controls over financial reporting.

In light of the above-referenced information, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, re-evaluated the assessment of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, solely as a result of the material weaknesses referenced above, the Company’s disclosure controls and procedures were not effective as of the end of the fiscal quarter ended June 30, 2006.

There was no change in our internal control over financial reporting that occurred during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

On July 18, 2006, Mr. Jean-Paul filed an action against us and other defendants in the Eleventh Judicial Circuit, Dade County, Florida, alleging negligence in connection with an automobile accident involving one of our trailers and a third-party carrier.  The claim is scheduled for trial in August 2007.  We are defended in these actions by our insurance carrier, and are fully insured with respect to this matter, beyond a deductible.  Because this suit is in the initial phases of discovery, the potential loss associated with this claim is not probable or estimable and no loss accrual beyond our deductible has been recorded.

From time to time, the Company is involved in various disputes and litigation matters, which arise in the ordinary course of business.  The litigation process is inherently uncertain and it is possible that the resolution of these disputes and lawsuits may adversely affect the Company’s financial position.  Management believes, however, that the ultimate resolution of such matters will not have a material adverse impact on the Company’s consolidated financial position, results of operations or cash flows.

Item 6.   Exhibits

See index to Exhibits at page 32 for a list of exhibits included herewith.

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