Form 10-Q/A
period 2006-09-30
HINES HORTICULTURE INC
filed 2007-07-10
CIK 1003515

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
Yes(  )   No(X )

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

HINES HORTICULTURE, INC.
AMENDMENT NO. 1 TO FORM 10-Q

TABLE OF CONTENTS

Part I. Financial Information

Explanatory Note
(Dollars in thousands)

This amended quarterly report on Form 10-Q/A (Amendment No. 1) is being filed by us to amend our quarterly report on Form 10-Q for the quarterly period ended September 30, 2006 originally filed with the Securities and Exchange Commission on November 14, 2006.

In connection with the preparation of our consolidated financial statements for the year ended December 31, 2006, we identified errors which affected the full year and each of the fiscal quarters of 2004 and 2005, and the first, second and third fiscal quarters of 2006

This amendment on Form 10-Q/A includes changes to Item 1, Item 2 and Item 4 of Part I and Item 1 and Item 6 of Part II. Except as identified in the prior sentence, no other item included in the original Form 10-Q has been amended. Except as required to reflect the effects of the restatement described below, this Form 10-Q/A does not reflect events occurring after the filing of our original Form 10-Q or modify or update those disclosures affected by subsequent events. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-Q on November 14, 2006.

As a result of the foregoing, we are restating herein the following financial statements:
●	our condensed consolidated balance sheets as of September 30, 2006 and December 31, 2005;
●	our condensed consolidated statements of operations for the three months and nine months ended September 30, 2006 and 2005; and
●	our condensed consolidated statements of cash flows for the nine months ended September 30, 2006 and 2005.

Summaries of the errors and how they impact our condensed consolidated financial statements follow. A summary of the impact of the errors on the financial statements for fiscal years 2005 and 2004 is presented in our 2006 Annual Report on Form 10-K for the year ended December 31, 2006 filed on July 10, 2007.

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

The effects of the correction of this error on the condensed consolidated balance sheets as of September 30, 2006 and December 31, 2005 resulted in a decrease in inventory of approximately $3,300 and $4,200, respectively.

The effects of the correction of this error on the condensed consolidated statements of operations for the three and nine months ended September 30, 2006 was a decrease in cost of goods sold of $100 and $900, respectively. The effects of the correction of this error on the condensed consolidated statements of operations for the three and nine months ended September 30, 2005 was a decrease in cost of goods sold of $200 and $800, respectively.

Miami and Vacaville Property Sales
We sold two properties located in Miami, Florida and Vacaville, California in November 2005 and April 2006, respectively. We did not correctly record these transactions in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 98, “Accounting for Leases,” as financing transactions. The effects of the correction of these errors on the September 30, 2006 and December 31, 2005 condensed consolidated balance sheets associated with the Miami, Florida sale was the recognition of a financing obligation of $47,040, reinstatement of the carrying value of the property of $7,160, reclassification of deferred tax assets of $15,750 from non-current to current and a decrease in deferred gain on land sale of $39,880. The effects of the correction of these errors on the September 30, 2006 condensed consolidated balance sheets associated with the Vacaville, California sale was the recognition of a financing obligation of $16,700, reinstatement of the carrying value of the property of approximately $500 and a decrease in deferred gain of $16,200. The effect of the correction of these errors did not have a material impact on our condensed consolidated statements of operations for the three and nine months ended September 30, 2006.

Lower of Cost or Market and Excessive Inventory Write Off
We determined that we should have recorded both a lower of cost or market adjustment for certain of our inventory and a write off of excess inventory in the third quarter of 2006 at our South Carolina facility. The lower of cost or market adjustment was caused by pricing pressures in the region as a result of increased competition and lost market share, which occurred in the third fiscal quarter of 2006. The lost market share also caused excess inventory at this facility. The effect of the correction of these two errors was an increase in cost of goods sold and a corresponding decrease in inventory of approximately $5,700 in the condensed consolidated financial statements as of and for the quarter ended September 30, 2006.

Fixed Asset Impairment
Due to the lost market share in the market served by our South Carolina facility, we determined that the expected undiscounted future cash flows to be generated by our South Carolina facility did not exceed the carrying value of the related fixed assets. As a result, we determined that the fixed assets located at the South Carolina facility were impaired in the third quarter of 2006. The effect of this correction resulted in an increase in total operating expenses of $1,477 and a corresponding decrease in fixed assets in the third quarter of 2006.

Workers’ Compensation and Auto Insurance Accruals
In connection with the preparation of our 2006 consolidated financial statements, we discovered an error in the calculation of our accrued workers’ compensation and auto insurance liabilities. The effect of the correction of this error on the condensed consolidated statements of operations for the three and nine months ended September 30, 2006 was a decrease in cost of goods sold of $25 and $125, respectively, a decrease in distribution expenses of $21 and $76, respectively, and an increase in loss from discontinued operations of $28 and $101, respectively.

The effect of the correction of this error on the condensed consolidated statements of operations for the three and nine months ended September 30, 2005 was a decrease in cost of goods sold of $9 and $35, respectively, a decrease in distribution expenses of $12 and $44, respectively, and an increase in loss from discontinued operations of $27 and $99, respectively.

The effect of the correction of this error on the September 30, 2006 and December 31, 2005 condensed consolidated balance sheets was a decrease in inventories of $151 and $143, respectively, and a decrease in liabilities of $648 and $337, respectively.

Asset Retirement Obligations Adjustment
In connection with the preparation of our 2006 consolidated financial statements, we discovered that we had not properly recorded our asset retirement obligations for certain of our assets located in Irvine, California upon the adoption of SFAS No. 143, "Accounting for Asset Retirement Obligations."

The effect of the correction of this error on the September 30, 2006 condensed consolidated balance sheet was a decrease to inventories of $25, a decrease in net fixed assets of $261 and an increase in liabilities of $13. The effect of the correction of this error on the December 31, 2005 condensed consolidated balance sheet was an increase in inventories of $4, an increase in net fixed assets of $60 and an increase in liabilities of $359.

The effect of the correction of this error on the three and nine months ended September 30, 2006 and 2005 condensed consolidated statements of operations was not material.

Tables set forth in Note 4 to the Condensed Consolidated Financial Statements summarize the impact of the adjustments described above on the condensed consolidated financial statements for the affected periods.

Unless otherwise specified, all financial information contained in this report gives effect to the restatements of our consolidated financial statements, as described in Note 4 to the Condensed Consolidated Financial Statements. We have not amended, and we do not intend to amend, our previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for each of the fiscal years and fiscal quarters of 2004 and 2005. Financial information included in our previously filed Annual Reports on Form 10-K for the fiscal years ended December 31, 2005 and 2004 and Quarterly Reports on Form 10-Q for each of the quarters of 2004 and 2005 and for the first three quarters of 2006 should not be relied upon and are superseded by the information in this Amendment No. 1 to Form 10-Q for the quarterly period ended September 30, 2006, Amendment No. 1 to Form 10-Q for the quarterly period ended March 31, 2006, Amendment No. 1 to Form 10-Q for the quarterly period ended June 30, 2006 and in the 2006 Annual Report on Form 10-K for the year ended December 31, 2006, all filed on July 10, 2007.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HINES HORTICULTURE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
September 30, 2006 and December 31, 2005
(Dollars in thousands, except share data)
(Unaudited, as restated - see Note 4)

ASSETS	September 30,	December 31,
	2006	2005
CURRENT ASSETS:
Cash and cash equivalents	$7,882	$62
Accounts receivable, net	23,543	16,444
Inventories	128,586	159,733
Consigned inventories	1,546	138
Prepaid expenses and other current assets	1,496	2,666
Assets held for sale	55,172	72,391
Total current assets	218,225	251,434

FIXED ASSETS, net	87,409	82,851

DEFERRED FINANCING COSTS, net	5,131	6,207
DEFERRED INCOME TAXES	-	6,676
GOODWILL	38,818	43,926
	$349,583	$391,094

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$16,414	$12,624
Accrued liabilities	6,610	8,591
Accrued payroll and benefits	6,469	4,453
Accrued interest	9,077	4,711
Borrowings on revolving credit facility	-	10,080
Deferred income taxes	35,242	56,542
Liabilities related to assets held for sale	6,747	8,079
Total current liabilities	80,559	105,080

LONG-TERM DEBT	175,000	175,000
FINANCING OBLIGATIONS	63,739	47,040
DEFERRED INCOME TAXES	4,072	-
OTHER LIABILITIES	5,492	8,260

SHAREHOLDERS' EQUITY
Preferred stock
Authorized - 2,000,000 shares, $0.01 par value; none outstanding	-	-
Common stock
Authorized - 60,000,000 shares, $0.01 par value;
issued and outstanding - 22,072,549 shares at September 30, 2006 and December 31, 2005	221	221
Additional paid-in capital	128,781	128,781
Accumulated deficit	(108,281)	(73,288)
Total shareholders' equity	20,721	55,714
	$349,583	$391,094

The accompanying notes are an integral part of these condensed consolidated financial statements.

HINES HORTICULTURE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months and Nine Months Ended September 30, 2006 and 2005
(Dollars in thousands, except share and per share data)
(Unaudited, as restated - see Note 4)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Sales, net	$37,478	$37,939	$208,266	$222,111
Cost of goods sold	27,716	19,492	120,952	108,621
Gross profit	9,762	18,447	87,314	113,490

Distribution expenses	8,789	8,680	46,647	47,291
Selling, general and administrative expenses	12,051	9,391	41,256	39,086
Other operating expenses (income)	406	(7)	2,282	523
Asset impairment charges	1,477	-	1,477	-
Total operating expenses	22,723	18,064	91,662	86,900

Operating (loss) income	(12,961)	383	(4,348)	26,590

Other expenses (income)
Interest, net	4,636	5,376	14,971	17,446
Interest rate swap agreement income	-	-	-	(895)
Amortization of deferred financing costs	648	467	1,397	1,356
	5,284	5,843	16,368	17,907

(Loss) income from continuing operations before income taxes	(18,245)	(5,460)	(20,716)	8,683

Income tax (benefit) provision	(7,050)	(1,974)	(7,997)	3,129

(Loss) income from continuing operations	(11,195)	(3,486)	(12,719)	5,554

(Loss) income from discontinued operations, net of income taxes	(19,057)	(1,845)	(22,274)	3,410

Net (loss) income	$(30,252)	$(5,331)	$(34,993)	$8,964

Basic and diluted (loss) earnings per share:

(Loss) income from continuing operations	$(0.51)	$(0.16)	$(0.58)	$0.25
(Loss) income from discontinued operations, net of income taxes	(0.86)	(0.08)	(1.01)	0.16
Net (loss) income per common share	$(1.37)	$(0.24)	$(1.59)	$0.41

Weighted average shares outstanding--Basic	22,072,549	22,072,549	22,072,549	22,072,549

Weighted average shares outstanding--Diluted	22,072,549	22,072,549	22,072,549	22,119,345

The accompanying notes are an integral part of these condensed consolidated financial statements.

HINES HORTICULTURE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2006 and 2005
(Dollars in thousands)
(Unaudited, as restated - see Note 4)

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(34,993)	$8,964
Loss (income) from discontinued operations	22,274	(3,410)
Adjustments to reconcile (loss) income from continuing operations to net cash provided by operating activities:
Depreciation	6,296	5,269
Accretion of asset retirement obligations	46	33
Amortization of deferred financing costs	1,397	1,356
Interest rate swap agreement income	-	(895)
Loss (gain) on sale of assets	14	(184)
Asset impairment charges	1,477	-
Deferred income taxes	(7,997)	3,129

Changes in working capital accounts:
Accounts receivable	(7,099)	(8,955)
Inventories	23,431	4,688
Prepaid expenses and other current assets	1,163	613
Accounts payable and accrued liabilities	7,878	11,699
Net cash provided by continuing operations	13,887	22,307
Net cash (used in) provided by discontinued operations	(2,259)	4,876
Net cash provided by operating activities	11,628	27,183

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(7,666)	(7,514)
Proceeds from sale of fixed assets	3	107
Proceeds from land sale option	-	2,000
Net cash used in continuing operations	(7,663)	(5,407)
Net cash (used in) provided by discontinued operations	(42)	344
Net cash used in investing activities	(7,705)	(5,063)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on revolving credit facility	164,813	230,693
Repayments on revolving credit facility	(174,893)	(249,300)
Repayments of long-term debt	-	(3,815)
Financing obligation	14,297	-
Deferred financing costs incurred	(320)	(192)
Net cash provided by (used in) financing activities	3,897	(22,614)

NET CHANGE IN CASH	7,820	(494)

CASH AND CASH EQUIVALENTS, beginning of period	62	600

CASH AND CASH EQUIVALENTS, end of period	$7,882	$106

Supplemental disclosure of cash flow information:
Cash paid for interest	$10,465	$13,301
Cash paid for income taxes	$1,112	$25

The accompanying notes are an integral part of these condensed consolidated financial statements.

HINES HORTICULTURE, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

1.     Description of Business:

Hines Horticulture, Inc. (“Hines Horticulture”), a Delaware corporation, produces and distributes horticultural products through its wholly owned subsidiaries, Hines Nurseries, Inc. (“Hines Nurseries”) and Hines Fertilizer, Inc. (“Hines Fertilizer”), formerly known as Enviro-Safe Laboratories, Inc., which no longer actively conducts business. Unless otherwise specified, references to “Hines” or the “Company” refer to Hines Horticulture, Inc. and its subsidiaries.

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

2.     New Accounting Standards:

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs,” which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. The Company adopted SFAS No. 151 on January 1, 2006. The adoption of SFAS No. 151 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

In June 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes -an interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 is effective for all uncertainty in income taxes recognized in the financial statements in fiscal years beginning after December 15, 2006. The Company is evaluating the effect the adoption of FIN 48 may have a on its consolidated financial position, results of operations and cash flows.

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

In September 2006, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin (“SAB”) 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of determining whether the current year’s financial statements are materially misstated. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company does not expect SAB 108 to have a material impact on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosure about fair value measurements. This pronouncement applies to other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the requirements of SFAS 157 and the impact that the adoption of this statement will have on its consolidated financial statements.

3.     Unaudited Financial Information:

The unaudited financial information furnished herein, in the opinion of management, reflects all adjustments (consisting of only normal recurring adjustments except for the restatement discussed in Note 4) which are necessary for a fair statement of the consolidated financial position, results of operations and cash flows of the Company as of and for the periods indicated. The Company presumes that users of the interim financial information herein have read or have access to the Company's audited consolidated financial statements on Form 10-K for the year ended December 31, 2006, which restates and amends the consolidated financial statements for the years ended December 31, 2005 and 2004, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context.

Accordingly, footnotes and other disclosures, which would substantially duplicate the disclosures contained in the Company’s Form 10-K for the year ended December 31, 2006, filed on July 10, 2007 by Hines under the Securities Exchange Act of 1934, as amended, have been omitted. The financial information herein is not necessarily representative of a full year's operations. The year-end condensed balance sheet was derived from audited restated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

4.     Restatement of Financial Statements:

In connection with the preparation of the Company’s consolidated financial statements for the year ended December 31, 2006, the Company identified errors which the full year and affected each of the fiscal quarters of 2004 and 2005 and the first, second and third fiscal quarters of 2006.

As a result of the foregoing, the Company is restating herein the following financial statements:
•	the Company’s condensed consolidated balance sheets as of September 30, 2006 and December 31, 2005;
•	the Company’s condensed consolidated statements of operations for the three and nine months ended September 30, 2006 and 2005; and
•	the Company’s condensed consolidated statements of cash flows for the nine months ended September 30, 2006 and 2005.

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

The effects of the correction of this error on the condensed consolidated balance sheets as of September 30, 2006 and December 31, 2005 resulted in a decrease in inventory of approximately $3,300 and $4,200, respectively.

The effects of the correction of this error on the condensed consolidated statements of operations for the three and nine months ended September 30, 2006 was a decrease in cost of goods sold of approximately $100 and $900, respectively. The effects of the correction of this error on the condensed consolidated statements of operations for the three and nine months ended September 30, 2005 was a decrease in cost of goods sold of approximately $200 and $800, respectively.

Miami and Vacaville Property Sales
The Company sold two properties located in Miami, Florida and Vacaville, California in November 2005 and April 2006, respectively. The Company did not correctly record these transactions in accordance with SFAS No. 98, “Accounting for Leases,” as financing transactions. The effects of the correction of these errors on the September 30, 2006 and December 31, 2005 condensed consolidated balance sheets associated with the Miami, Florida sale was the recognition of a financing obligation of $47,040, reinstatement of the carrying value of the property of $7,160, reclassification of deferred tax assets of $15,750 from non-current to current and a decrease in deferred gain on land sale of $39,880. The effects of the correction of these errors on the September 30, 2006 condensed consolidated balance sheet associated with the Vacaville, California sale was the recognition of a financing obligation of $16,700, reinstatement of the carrying value of the property of approximately $500 and a decrease in deferred gain of $16,200. The effect of the correction of these errors did not have a material impact on the condensed consolidated statements of operations for the three and nine months ended September 30, 2006.

Lower of Cost or Market Adjustment and Excessive Inventory Write Off
The Company determined that it should have recorded both a lower of cost or market adjustment for certain of its inventory and a write off of excess inventory in the third quarter of 2006 at its South Carolina facility. The lower of cost or market adjustment was caused by pricing pressures in the region as a result of increased competition and lost market share, which occurred in the third fiscal quarter of 2006. The lost market share also caused excess inventory at this facility. The effect of the correction of these two errors was an increase in cost of goods sold and a corresponding decrease in inventory of approximately $5,700 in the condensed consolidated financial statements as of and for the quarter ended September 30, 2006.

Fixed Asset Impairment
Due to the lost market share in the market served by the Company's South Carolina facility, the Company determined that the expected undiscounted future cash flows to be generated by the South Carolina facility did not exceed the carrying value of the related fixed assets. As a result, the Company determined that the fixed assets located at the South Carolina facility were impaired in the third quarter of 2006. The effect of this correction resulted in an increase in total operating expenses of $1,477 and a corresponding decrease in fixed assets in the third quarter of 2006.

Workers’ Compensation and Auto Insurance Accruals
In connection with the preparation of the 2006 consolidated financial statements, the Company discovered an error in the calculation of accrued workers’ compensation and auto insurance liabilities. The effect of the correction of this error on the condensed consolidated statements of operations for the three and nine months ended September 30, 2006 was a decrease in cost of goods sold of $25 and $125, respectively, a decrease in distribution expenses of $21 and $76, respectively, and an increase in loss from discontinued operations of $28 and $101, respectively.

The effect of the correction of this error on the condensed consolidated statements of operations for the three and nine months ended September 30, 2005 was a decrease in cost of goods sold of $9 and $35, respectively, a decrease in distribution expenses of $12 and $44, respectively, and an increase in loss from discontinued operations of $27 and $99, respectively.

The effect of the correction of this error on the September 30, 2006 and December 31, 2005 condensed consolidated balance sheets was a decrease in inventories of $151 and $143, respectively, and a decrease in liabilities of $648 and $337, respectively.

Asset Retirement Obligations Adjustment
In connection with the preparation of the 2006 consolidated financial statements, the Company discovered that it had not properly recorded its asset retirement obligations for certain of the assets located in Irvine, California upon the adoption of SFAS No. 143, "Accounting for Asset Retirement Obligations."

The effect of the correction of this error on the September 30, 2006 condensed consolidated balance sheet was a decrease in inventories of $25, a decrease in net fixed assets of $261 and an increase in liabilities of $13. The effect of the correction of this error on the December 31, 2005 condensed consolidated balance sheet was an increase in inventories of $4, an increase in net fixed assets of $60 and an increase in liabilities of $359.

The effect of the correction of this error on the three and nine months ended September 30, 2006 and 2005 condensed consolidated statements of operations was not material.

The tables set forth below summarize the impact of the adjustments described above on the individual line items on the Company’s consolidated financial statements for the affected periods. A reconciliation of the December 31, 2005 consolidated balance sheet can be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed on July 10, 2007.

	Three Months Ended		Nine Months Ended
	September 30, 2006		September 30, 2006
	As Originally Reported	As Restated for Correction of Errors	As Originally Reported	As Restated for Correction of Errors
Statement of Operations:

Cost of goods sold	$22,119	$27,716	$116,194	$120,952
Gross profit	15,268	9,762	91,789	87,314
Distribution expenses	8,794	8,789	46,724	46,647
Asset impairment charges	-	1,477	-	1,477
Total operating expenses	21,015	22,723	89,801	91,662
Operating (loss) income	(5,747)	(12,961)	1,988	(4,348)
Loss from continuing operations before income taxes	(11,209)	(18,245)	(14,558)	(20,716)
Income tax benefit	(4,504)	(7,050)	(5,876)	(7,997)
Loss from continuing operations	(6,705)	(11,195)	(8,682)	(12,719)
Loss from discontinued operations, net of income taxes	(19,870)	(19,057)	(23,091)	(22,274)
Net loss	(26,575)	(30,252)	(31,773)	(34,993)

Basic and diluted loss per share:

Loss from continuing operations	$(0.30)	$(0.51)	$(0.39)	$(0.58)
Loss from discontinued operations, net of income taxes	(0.90)	(0.86)	(1.05)	(1.01)
Net loss per common share	$(1.20)	$(1.37)	$(1.44)	$(1.59)

	Nine Months Ended
	September 30, 2006
	As Originally Reported	As Restated for Correction of Errors
Statement of Cash Flows:
Net loss (a)	$(31,773)	$(34,993)
Loss from discontinued operations (a)	23,091	22,274
Depreciation	6,344	6,296
Accretion of asset retirement obligations	25	46
Fixed asset impairment	-	1,477
Deferred income taxes	(5,726)	(7,997)
Inventories	18,513	23,431
Accounts payable and accrued liabilities	8,038	7,878
Net cash provided by continuing operations from operating activities	14,335	13,887
Net cash used in discontinued operations from operating activities	(2,707)	(2,259)

Proceeds from sale of fixed assets	14,297	3
Net cash provided by (used in) continuing operations from investing activities	6,631	(7,663)
Net cash used in discontinued operations from investing activities	(39)	(42)
Net cash provided by (used in) investing activities	6,592	(7,705)

Financing obligation	-	14,297
Net cash (used in) provided by financing activities	(10,400)	3,897

(a) Theses line items originally reported combined in loss from continuing operations

	September 30, 2006
	As Originally Reported	As Restated for Correction of Errors
Balance Sheet:
Inventories	$143,912	$128,586
Assets held for sale	28,005	55,172
Total current assets	206,384	218,225
Fixed assets, net	84,753	87,409
Deferred income taxes	13,711	-
Total assets	348,797	349,583

Accrued liabilities	10,691	6,610
Deferred income taxes, current portion	39,583	35,242
Total current liabilities	88,981	80,559
Deferred gain on land sale	56,109	-
Financing obligation	-	63,739
Deferred income taxes, long-term portion	-	4,072
Other liabilities	2,072	5,492

Accumulated deficit	(102,367)	(108,281)
Shareholders' equity	26,635	20,721
Total liabilities and shareholders' equity	348,797	349,583

	Three Months Ended		Nine Months Ended
	September 30, 2005		September 30, 2005
	As Originally Reported	As Restated for Correction of Errors	As Originally Reported	As Restated for Correction of Errors
Statement of Operations:

Cost of goods sold	$19,757	$19,492	$109,465	$108,621
Gross profit	18,182	18,447	112,646	113,490
Distribution expenses	8,690	8,680	47,335	47,291
Total operating expenses	18,175	18,064	86,944	86,900
Operating income	7	383	25,702	26,590
(Loss) income before income taxes	(5,836)	(5,460)	7,795	8,683
Income tax (benefit) provision	(2,393)	(1,974)	3,196	3,129
(Loss) income from continuing operations	(3,443)	(3,486)	4,599	5,554
(Loss) income from discontinued operations	(1,730)	(1,845)	3,217	3,410
Net (loss) income	(5,173)	(5,331)	7,816	8,964

Basic and diluted (loss) earnings per share:

(Loss) income from continuing operations	$(0.16)	$(0.16)	$0.21	$0.25
(Loss) income from discontinued operations	(0.07)	(0.08)	0.14	0.16
Net (loss) income per common share	$(0.23)	$(0.24)	$0.35	$0.41

	Nine Months Ended
	September 30, 2005
	As Originally Reported	As Restated for Correction of Errors
Statement of Cash Flows:
Net income (a)	$7,816	$8,964
Income from discontinued operations (a)	(3,217)	(3,410)
Depreciation	5,257	5,269
Accretion of asset retirement obligations	51	33
Deferred income taxes	3,196	3,129
Inventories	5,353	4,688
Accounts payable and accrued liabilities	12,047	11,699
Net cash provided by continuing operations from operating activities	22,438	22,307
Net cash provided by discontinued operations from operating activities	4,777	4,876
Net cash provided by operating activities	27,215	27,183

Purchase of fixed assets	(8,165)	(7,514)
Net cash used in continuing operations from investing activities	(5,356)	(5,407)
Net cash provided by discontinued operations from investing activities	261	344
Net cash used in investing activities	(5,095)	(5,063)

(a) These line items originally reported combined in loss from continuing operations

5.     Discontinued Operations:

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

On November 8, 2006, the Company completed the evaluation of the fair value of the assets at its Miami, Florida facility, which are described above. As a result of the evaluation, the Company recorded an impairment charge of $5,253 to reflect the fair value of these assets. This impairment charge was recorded in the condensed consolidated statements of operations as a component of loss from discontinued operations for the period ended September 30, 2006.

In addition, on October 30, 2006, the Company entered into a commercial contract to sell one of the two remaining real properties located in Miami, Florida. The contract, which contains closing and other customary conditions, provides for the sale of approximately 138 acres of land in Miami-Dade County, Florida and certain other assets of the Company which are to be identified during the prospective buyer’s inspection and due diligence period. The expected sales price for the land and the other assets is approximately $12,455, assuming the transaction closes. During the fourth quarter of 2006, the Company anticipates recording a net gain from the sale of the 138 acres of land, which would be recorded as a component of discontinued operations.

As of September 30, 2006, all of the Company’s remaining assets, inventories and related liabilities related to the Miami, Florida operations have been reclassified on the balance sheet as “assets held for sale” and “liabilities related to assets held for sale.”

Northeast Facilities
In August 2006, the Company made a decision to pursue the sale of the four Northeast nursery operations as provided for in the Company’s credit facility. These operations consist of the Company’s facilities in Danville and Pipersville, Pennsylvania and Newark, and Utica, New York. The fixed assets, inventories and related liabilities of these four facilities have been reclassified on the balance sheet as “assets held for sale” and “liabilities related to assets held for sale.”

In reviewing long-lived assets for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company determined that its four nursery facilities located in the Northeast were impaired because the carrying values of the long-lived assets exceeded the estimated undiscounted future cash flows of the assets. The Company used an independent third party appraisal in order to determine fair value, which resulted in an impairment charge of $8,041. The charge was recorded by the Company in its condensed consolidated financial statements in the second quarter of 2006.

In October 2006, two major customers withdrew substantial future sales commitments from three of the four Northeast facilities, which withdrawal occurred subsequent to the original announcement of the sale of the four Northeast facilities. The withdrawal represented a reduction of approximately 75% of the 2007 annual sales commitments for the three facilities, greatly reducing the fair market value of these assets. As a result, it was determined that the long-lived assets associated with these facilities were impaired. The fair value used to determine the impairment was based on letters of intent the Company received in connection with the sale of the Northeast facilities. As a result, the Company recorded an additional impairment charge of $11,084 in the third quarter of 2006 to reflect the revised estimate of the fair value of these assets. This impairment charge was recorded as a component of loss from discontinued operations.

Goodwill Impairment
In connection with the Company’s decision to sell the four Northeast facilities and the Miami, Florida facility, the Company allocated $5,108 of goodwill to these facilities. This allocation was based on the relative fair values of these facilities. Prior to the allocation, the Company reported total goodwill of approximately $43,926, which was initially recorded based on purchase price allocations from various acquisitions made by the Company. Subsequent to the allocation of the goodwill to the operations to be disposed of, the Company concluded that the carrying value of the goodwill allocated to the four Northeast color facilities and the Miami, Florida facility was impaired. As a result, the Company recorded a goodwill impairment charge of $5,108. The goodwill impairment charge was recorded as a component of the loss from discontinued operations in the condensed consolidated statements of operations. At September 30, 2006, the Company determined the remaining goodwill of $38,818 was not impaired.

Summarized financial information for discontinued operations is set forth below:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005
	(as restated)	(as restated)	(as restated)	(as restated)

Sales, net	$9,141	$11,432	$50,392	$68,143
(Loss) income before income taxes	(32,034)	(3,006)	(37,442)	5,553
Income tax (benefit) provision	(12,977)	(1,161)	(15,168)	2,143
(Loss) income from discontinued operations	$(19,057)	$(1,845)	$(22,274)	$3,410

As of September 30, 2006 and December 31, 2005, the components of assets and liabilities of discontinued operations in the consolidated balance sheets under assets and liabilities held for sale are as follows:

	September 30,	December 31,
	2006	2005
	(as restated)	(as restated)
Inventories	$17,081	$20,454
Fixed assets, net	22,493	46,603
Deferred income taxes	15,598	4,850
Assets held for sale	$55,172	$71,907

Deferred income taxes	$6,747	$8,079
Liabilities related to assets held for sale	$6,747	$8,079

The 2005 assets held for sale in the above table does not include $484 related to the Company’s Vacaville, California facility because this facility is part of continuing operations as of December 31, 2005.

6.     Earnings Per Share:

Earnings per share are calculated in accordance with SFAS No. 128, “Earnings per Share,” which requires the Company to report both basic earnings per share, based on the weighted-average number of common shares outstanding, and diluted earnings per share, based on the weighted-average number of common shares outstanding adjusted to include the potentially dilutive effect of outstanding stock options and warrants using the treasury method. For the three and nine months ended September 30, 2006, the incremental shares related to underlying employee stock options from total outstanding options of 847,227, were excluded from the computation of diluted earnings per share because they would have been anti-dilutive. For the three and nine months ended September 30, 2005, the incremental shares related to the underlying employee stock options were 0 and 2,067, respectively, from total outstanding options of 1,066,273. In addition, for the three and nine months ended September 30, 2005, the incremental shares related to 440,000 warrants outstanding were 0 and 44,729, respectively. The 440,000 warrants expired on December 31, 2005.

7.     Stock-Based Compensation:

The Company’s 1998 Long-Term Equity Incentive Plan (the “1998 Stock Plan”), which has been approved by the shareholders, permits the grant of stock options, stock appreciation rights, restricted stock, performance awards and any combination of the foregoing to certain directors, officers and employees of the Company and its subsidiaries. Option awards are generally granted with an exercise price equal to or greater than the market price of the Company’s stock at the date of grant; those option awards generally vest over a period of four years subject to continuous service and have 10-year contractual terms.

Effective the beginning of the first quarter of fiscal year 2006, the Company adopted the provisions of SFAS No. 123(R), “Share-Based Payment,” using the modified prospective transition method. Under this method, prior periods are not restated. The provisions of SFAS No. 123(R) apply to new stock options and stock options outstanding, but not yet vested, on the effective date. As of December 31, 2005, all outstanding options were fully vested.

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

The following table shows net income and EPS had the Company applied the fair value method of accounting for stock-based compensation in accordance with SFAS No. 123 during the third quarter of 2005.

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
Net (loss) income, as restated	$(5,331)	$8,964
Stock-based compensation expense, net of tax	(11)	(32)
Pro forma net (loss) income, as restated	$(5,342)	$8,932

Net (loss) income per share:

Basic and diluted - as restated	$(0.24)	$0.41
Basic and diluted - pro forma, as restated	$(0.24)	$0.41

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

A summary of the status of the Company’s stock option plan as of September 30, 2006 follows:

		Weighted Average	Aggregate
	Shares	Exercise Price	Intrinsic Value

Outstanding at December 31, 2005	869,110	$ 6.22
Cancelled	(21,883)	7.01
Outstanding at September 30, 2006	847,227	$ 6.20	$ -

Exercisable	847,227	$ 6.20	$ -

The aggregate intrinsic value represents the difference between the exercise prices of the underlying awards and the quoted price of the Company’s common stock for those awards that have an exercise price below the quoted price on September 30, 2006. The Company had no options outstanding on September 30, 2006 with an exercise price below the quoted price of the Company’s common stock resulting in an aggregate intrinsic value of $0.

The weighted average remaining contractual life was five years at September 30, 2006. As of September 30, 2006, expiration dates ranged from June 22, 2008 to February 18, 2013.

	Outstanding and Exercisable
		Average	Weighted
	Number of	Remaining	Average of
Range of exercise price	Options	Contract Life	Exercise Price
$3.32 to $5.00	81,000	4.81	$ 4.53
$5.50	618,127	5.63	5.50
$6.00 to $8.00	33,000	3.08	6.73
$11.00	115,100	1.81	11.00

Total	847,227	4.95	$ 6.20

8.     Inventories:

Inventories consisted of the following:

	September 30,	December 31,
	2006	2005
	(as restated)	(as restated)
Inventories from continuing operations:

Nursery stock	$118,765	$151,992
Material and supplies	9,821	7,741
Inventories	128,586	159,733
Consigned inventories	1,546	138
Total continuing operations inventories	130,132	159,871

Inventories from discontinued operations included in assets held for sale:

Nursery stock	13,867	16,795
Material and supplies	2,161	2,695
Inventories	16,028	19,490
Consigned inventories	1,053	964
Total discontinued operations inventories	17,081	20,454

Total inventories	$147,213	$180,325

9.     Senior Credit Facility:

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

The Senior Credit Facility was amended by the First Amendment to Credit Agreement dated as of June 30, 2005 (the “First Amendment”), then again pursuant to a Waiver Regarding Financial Covenants dated as of October 13, 2005 (the “Waiver”), and by the Second Amendment to Credit Facility dated as of February 3, 2006 (the “Second Amendment”). The Senior Credit Facility was also amended as of August 8, 2006 pursuant to the Third Amendment to Credit Agreement (the “Third Amendment”). On November 8, 2005, in accordance with the Waiver, at the Company’s request the availability of the revolving loan was reduced from $145,000 to $120,000 (subject to borrowing base limits). On August 8, 2006, in accordance with the Third Amendment, the availability of revolving loans was reduced by the imposition of revolving utilization limits which range from $10,800 to $23,300 depending on the fiscal quarter.

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

Third Amendment To Senior Credit Facility. In August 2006, Hines Nurseries negotiated and entered into the Third Amendment to the Senior Credit Facility. The Third Amendment waived the requirement that the Company comply with the minimum fixed charge coverage ratio covenant for the periods ended June 30, 2006 and September 30, 2006. The Third Amendment also instituted maximum revolving utilization restrictions under the credit facility which, subject to applicable borrowing base calculations, limit the Company’s borrowings to limits which range from $10,800 to $23,300 depending on the fiscal quarter. It also increased the interest rate spread by 25 basis points on outstanding prime and London Interbank Offered Rate (“LIBOR”) borrowings, increased unused line fees and established new fixed charge covenant ratios beginning in the fourth quarter of 2006. In addition, the Third Amendment requires the Company to sell its four color nursery facilities in the Northeast and certain assets in Miami, Florida by no later than December 31, 2006. The sales of these assets are required to generate a predetermined minimum amount of aggregate proceeds.

Interest Rate; Fees. The interest rate on the loans under the Senior Credit Facility may be, at the Company’s option, Prime rate loans or LIBOR rate loans. Prime rate loans under the revolving loan bear interest at the Prime lending rate plus an additional amount that ranges from 1.00% to 2.00%, depending on its consolidated leverage ratio. Currently, the applicable margin for Prime rate loans is 2.00% for the revolving loan

LIBOR rate loans under the revolving loan bear interest at the LIBOR rate plus an additional amount that ranges from 2.00% to 3.00%, depending on its consolidated leverage ratio. Currently, the applicable margin for LIBOR rate loans is 3.00% for the revolving loan. In addition to paying interest on outstanding principal, the Company is required to pay a commitment fee on the daily average unused portion of the revolving loan which accrues based on the utilization of the revolving loan.

Borrowing Base. Availability of borrowings under the revolving loan are subject to a borrowing base consisting of the sum of (i) 85% of eligible accounts receivable plus (ii) the lesser of (x) up to 55% of eligible inventory or (y) 85% of the appraised net orderly liquidation value of eligible inventory.

The Company must deliver borrowing base certificates and reports at least monthly. The borrowing base also may be subject to certain other adjustments and reserves to be determined by the agent. Eligible accounts receivable of both The Home Depot, the Company’s largest customer, and Lowe’s Companies, Inc., its second largest customer, may not exceed 30% of total eligible accounts receivable at any time. At September 30, 2006, the Company had $68,664 of available unused borrowings under the Senior Credit Facility.

10.     Long-Term Debt:

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

11.     Vacaville and Miami Property Sales (Previously “Deferred Gain on Land Sales”):

On March 1, 2006, the Company received notice that Triad Communities, L.P. exercised its option to purchase, pursuant to the previously disclosed Option Agreement dated April 30, 2003 (“Option Agreement”), its 168-acre property in Vacaville, California. The total book value of assets related to the sale was approximately $500. The Option Agreement provided that the gross purchase price of the property be $15,100. On April 3, 2006, the Company sold the property for a net purchase price of approximately $14,300. Total proceeds from the Option Agreement and sale of the property were approximately $16,900, which included approximately $2,600 in option payments previously received.

Under the terms of the Option Agreement, the Company is able to transition off the property in three phases from 2006 to 2008. The first phase of transition was completed on July 1, 2006 and consisted of 24 acres. The second phase of transition will be July 1, 2007 and the third phase of the transition will be July 1, 2008, and will consist of approximately 88 acres and 56 acres, respectively. The Company is continuing to develop replacement acreage and infrastructure at its 842-acre Winters South facility in Northern California. Because the Company is not paying rent, the Company is in a sale-leaseback with continuing involvement position with respect to this property. The Company originally recognized the sale of the property and deferred the gain on the Lagoon Valley property. However, in order to conform to SFAS No. 98, as of June 30, 2006, the Company has reinstated the net book value of the assets and recorded the proceeds received as a financing obligation. When the Company completes the transition on July 1, 2008, the Company will remove the net book value of the assets and expects to recognize a gain of approximately $16,200.

On November 7, 2005, the Company successfully completed the sale of 122 acres of unimproved property in Miami, Florida and received net proceeds of approximately $47,000. In accordance with an amendment to the existing senior credit facility, the proceeds from the Miami Property Sale were used to pay off the entire outstanding balance of the term loan, with the residual amount was used to pay down the revolving credit facility. As part of the Miami Property Sale, the Company entered into a two-year lease agreement with the buyer while transitioning operations to other locations. The Company leased the entire property for a one year period, with a thirty-day extension right, and then vacated approximately 33 acres. The Company is leasing the remaining 89 acres until June 30, 2007, and is subleasing the property for the remainder of the lease term. The Company pays the buyer rent of five hundred dollars per acre annually during the lease term plus fifty percent of the rent the Company receives from subleasing the property. In addition, the Company is entitled to additional amounts if the buyer is successful in obtaining zoning for a certain number of residential lots. When the Company exits the lease on June 30, 2007, the Company will remove the net book value of the assets and expects to recognize a gain of $39,880. The Company recorded the transaction as a financing transaction in accordance with SFAS No. 98 due to the Company’s continuing involvement in the property. This treatment gives effect to the restatement discussed in Note 4.

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

The following discussion and analysis of our financial condition and results of operations gives effect to the restatement discussed in Note 4 to the Condensed Consolidated Financial Statements (unaudtied) and should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q/A.

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

On August 8, 2006, we negotiated and entered into the Third Amendment to Credit Agreement (the “Third Amendment”) relating to the Senior Credit Facility dated as of September 30, 2003. In accordance with the terms of the Third Amendment, we obtained waivers of financial covenants, reduced the aggregate revolving loan availability under our Senior Credit Facility and as a result of our recommendation made to the lenders of the Senior Credit Facility, we committed to the divestiture of our four Northeast facilities and our assets in Miami, Florida for predetermined minimum aggregate proceeds by no later than December 31, 2006. On August 8, 2006, in connection with the Third Amendment, our Board of Directors approved the aforementioned divestitures.

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

The use of the cash method of accounting for federal income tax purposes results in a current deferred tax liability for accounting purposes. At September 30, 2006, we had a current deferred liability for deferred income taxes of $35.0 million related to the use of the cash method of accounting. The deferred tax liability is deemed current for accounting purposes because the majority of the items to which this liability relates are comprised of current assets and current liabilities in our balance sheet (such as inventory, accounts receivable and accounts payable). The classification of this liability as a current item, however, does not mean that it is required to be paid within the next twelve months.

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

Sale of 168 Acres in Vacaville, California

On March 1, 2006, we received notice that Triad Communities, L.P. exercised its option to purchase, pursuant to the previously disclosed Option Agreement dated April 30, 2003 (“Option Agreement”), our 168-acre property in Vacaville, California. The total book value of assets related to the sale was approximately $0.5 million. The Option Agreement provided that the gross purchase price of the property be $15.1 million. On April 3, 2006, we sold the property for a new purchase price of $14.3 million. Total proceeds from the Option Agreement and sale of the property were approximately $16.9 million, which included approximately $2.6 million in option payments previously received.

Under the terms of the Option Agreement, we are able to transition off the property in three phases from 2006 to 2008. The first phase of transition was completed on July 1, 2006 and consisted of 24 acres. The second phase of transition will be July 1, 2007 and the third phase of the transition will be July 1, 2008, and will consist of approximately 88 acres and 56 acres, respectively. We are continuing to develop replacement acreage and infrastructure at our 842-acre Winters South facility in Northern California. Because we are not paying rent, we are in a sale-leaseback with continuing involvement position with respect to this property. We originally recognized the sale of the property and deferred the gain on the Lagoon Valley property. However, in order to conform with Statement of Financial Accounting Standards (“SFAS”) No. 98, as of June 30, 2006 and subsequent periods we have reinstated the net book value of the assets and recorded the proceeds received as a financing obligation as, more fully disclosed in Note 4 to the Condensed Consolidated Financial Statements. When we complete the transition, which is expected to be completed on July 1, 2008, we will remove the net book value of the assets and expect to recognize a gain of approximately $16.2 million.

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

In addition, on October 30, 2006, we entered into a commercial contract to sell one of our two remaining real properties located in Miami, Florida. The contract, which contains closing and other customary conditions, provides for the sale of approximately 138 acres of land in the Miami-Dade County, Florida and certain other assets of the Company which are to be identified during the prospective buyer’s inspection and due diligence period. The expected sales price for the land and the other assets is approximately $12.5 million, assuming the transaction closes. During the fourth quarter of 2006, we anticipate recording a net gain of approximately $9.1 million from the sale of the 138 acres of land, which would be recorded as a component of discontinued operations.

As of September 30, 2006, all of our remaining assets, inventories and related liabilities related to our Miami, Florida operations have been reclassified on the consolidated balance sheet as “assets held for sale” and “liabilities related to assets held for sale.”

Northeast Facilities
In August 2006, we made a decision to be pursue the sale of our four Northeast nursery operations as provided for in the Third Amendment. These operations consist of our facilities in Danville and Pipersville, Pennsylvania and Newark and Utica, New York. The fixed assets, inventories and related liabilities of these four facilities have been reclassified on the balance sheet as “assets held for sale” and “liabilities associated with assets held for sale.”

In reviewing our long-lived assets for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, we determined that our four nursery facilities located in the Northeast as well as certain assets located in Miami, Florida were impaired because the carrying values of the long-lived assets exceeded the estimated undiscounted future cash flows of the assets. We used an independent third party appraisal in order to determine fair value, which resulted in an impairment charge of $8.0 million. The charge was recorded in our condensed consolidated financial statements in the second quarter of 2006.

In October 2006, two major customers withdrew substantial future sales commitments from three of the four Northeast facilities, which withdrawal occurred subsequent to the original announcement of the sale of the four Northeast facilities. The withdrawal represented a reduction of approximately 75% of the 2007 annual sales commitments for the three facilities, greatly reducing the fair market value of these assets. As a result, we determined that the long-lived assets associated with these facilities were impaired. The fair value used to determine the impairment was based on letters of intent we received in connection with the sale of the Northeast facilities. As a result, we recorded an additional impairment charge of $11.1 million in the third quarter of 2006 to reflect the revised estimate of the fair value of these assets. This impairment charge was recorded as a component of loss from discontinued operations.

Goodwill Impairment

In connection with our decision to sell the four Northeast facilities and the Miami, Florida assets, we allocated approximately $5.1 million of goodwill to these facilities and assets. This allocation was based on the relative fair value of these facilities obtained from appraisals of our assets performed by third party appraisers. Prior to the allocation, we reported total goodwill of approximately $43.9 million, which was initially recorded based on purchase price allocations from various acquisitions made by us. Subsequent to the allocation of the goodwill to the operations to be disposed of, we concluded that the carrying value of the goodwill allocated to the four Northeast color facilities and the Miami, Florida assets was impaired. As a result, we recorded a goodwill impairment charge of approximately $5.1 million. The goodwill impairment charge was recorded as a component of loss from discontinued operations in the statements of operations for the period ended September 30, 2006.

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

Three Months Ended September 30, 2006 compared to Three Months Ended September 30, 2005

Net Sales. Net sales of $37.5 million for the three months ended September 30, 2006 decreased $0.5 million, or 1.2%, from net sales of $37.9 million for the comparable period in 2005. The decline in net sales was mainly due to one of the west coast facilities and resulted from weaker demand during the quarter for that site’s existing product mix. As a result of the capacity transition from southern to northern California, some of our higher demand crops were unavailable for sale and this directly impacted the product mix that our southern California facility was able to sell during the period. This decrease was partially offset by increases in net sales at our other continuing operations facilities.

Gross Profit. Gross profit of $9.8 million for the three months ended September 30, 2006 decreased $8.7 million, or 47.1%, from gross profit of $18.4 million for the comparable period in 2005. Gross profit as a percentage of sales for the quarter decreased to 26.0% from 48.6% for the comparable period in 2005. The decline in gross profit and gross profit margin was mainly due to the decline in net sales, as discussed above, as well as higher cost inventory, which was produced during 2005.

Distribution Expenses. Distribution expenses of $8.8 million for the three months ended September 30, 2006 increased $0.1 million, or 1.3%, from $8.7 million for the comparable period in 2005. As a percentage of net sales, distribution expenses for the quarter increased to 23.5% from 22.9% in the third quarter of 2005. This slight increase was mainly due to increased third party carrier charges.

Selling, General and Administrative Expenses. Selling, general and administrative expenses of $12.1 million for the three months ended September 30, 2006 increased by $2.7 million, or 28.3%, from $9.4 million in the third quarter of 2005. The increase in selling expenses was mainly due to a higher amount of third party product merchandising costs which have been increasingly required by certain customers. Third party merchandising costs are typically more expensive than utilizing our in-house merchandising labor force. The increase in general and administrative expenses was mainly due to an increase in personnel and higher costs related to the implementation of Sarbanes-Oxley.

Other Operating Expense. Other operating expenses of $0.4 million for the three months ended September 30, 2006 increased by $0.4 million from nominal other operating expense for the comparable period in 2005. Other operating expenses for the third quarter of 2006 consisted primarily of consulting fees relating to our productivity improvement initiatives.

Operating (Loss) Income. Operating loss for the three months ended September 30, 2006 was $13.0 million compared to $0.4 million of operating income for the comparable period in 2005. The swing from operating income to operating loss resulted from a decline in gross profit for the period of $8.7 million, an increase of $2.7 million in selling, general and administrative expenses and an increase of other operating expenses to $0.4 million.

Other Expenses. Other expenses of $5.3 million for the three months ended September 30, 2006 decreased $0.6 million, or 9.6%, from $5.8 million for the comparable period in 2005 primarily due to lower interest expense. Interest expense for the three months ended September 30, 2006 declined $0.7 million, or 13.8%, primarily as a result of lower outstanding debt, partially offset by higher interest rates. This was offset by an increase in deferred financing expenses which resulted from the write-off of a portion of the deferred financing expenses in connection with our third amendment to the Senior Credit Facility.

Income Tax Benefit. Our effective income tax rate was 38.6% for the three months ended September 30, 2006, up from 36.2% from the comparable period a year ago. Benefit from income taxes was $7.1 million for the three months ended September 30, 2006 compared to $2.0 million for the comparable period in 2005. The increase in income tax benefit is primarily due to lower income from continuing operations before income taxes. In addition, included in the three months ended September 30, 2006, is the reversal of $0.2 million of tax liabilities due to the closure of certain tax years for tax audit purposes.

Loss from Continuing Operations. Loss from continuing operations of $11.2 million for the three months ended September 30, 2006 increased $7.7 million, or 221%, from $3.5 million for the comparable period in 2005. The increase in the loss from continuing operations was attributable to lower net sales, gross margin decline and other factors discussed above.

Loss from Discontinued Operations. Loss from discontinued operations, net of tax, of $19.1 million for the three months ended September 30, 2006 increased $17.2 million from $1.8 million for the comparable period in 2005. The increase in loss from discontinued operations was primarily due to asset and other impairment charges.

Net Loss. Net loss for the three months ended September 30, 2006 of $30.3 million increased $24.9 million compared to $5.3 million for the comparable period in 2005. The increase in net loss was mainly attributable to the loss on discontinued operations recorded during the third quarter, as well as other factors discussed above.

Nine Months Ended September 30, 2006 compared to Nine Months Ended September 30, 2005

Net Sales. Net sales of $208.3 million for the nine months ended September 30, 2006 decreased by $13.8 million, or 6.2%, from net sales of $222.1 million for the comparable period in 2005. The decline in net sales during the nine month period is mainly due to the persistent rain in the Pacific Northwest, northern California and Southwest during the late winter and early spring months as well as lost market share in the mid-Atlantic markets. The late winter and early spring rains reduced consumer demand at the retail level and also delayed certain product availability for up to three weeks, which also impacted sales. Additionally, our facility in South Carolina reported less sales volume as a result of lost market share primarily in the mid-Atlantic markets.

Gross Profit. Gross profit of $87.3 million for the nine months ended September 30, 2006 decreased $26.2 million, or 23.1%, from gross profit of $113.5 million for the comparable period in 2005. The decline in gross profit and gross profit margin was mainly due to the decline in net sales, as discussed above, as well as higher cost inventory produced during 2005.

Distribution Expenses. Distribution expenses of $46.6 million for the nine months ended September 30, 2006 decreased $0.6 million, or 1.4%, from $47.3 million for the comparable period in 2005. The decrease is due primarily to lower sales. As a percentage of net sales, distribution expenses for the nine months ended September 30, 2006 increased to 22.4% from 21.3% for the comparable period in 2005. This increase is primarily due to increased diesel fuel costs and third party carrier costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses of $41.3 million for the nine months ended September 30, 2006 increased $2.2 million, or 5.6%, from $39.1 million for the comparable period in 2005. The increase in selling and general and administrative expenses is primarily due to an increase in third party product merchandising costs, which have been increasingly required by certain customers, as well as an increase in general and administrative personnel and higher costs related to the implementation of Sarbanes-Oxley.

Other Operating Expenses. Other operating expenses of $2.3 million for the nine months ended September 30, 2006 increased by $1.8 million from $0.5 million for the comparable period a year ago. Other operating expenses consisted primarily of consulting fees relating to our productivity improvement initiatives.

Operating (Loss) Income. Operating loss of $4.3 million for the nine months ended September 30, 2006 decreased by $30.9 million, or 116.4%, from income of $26.6 million for the comparable period in 2005. The decline in operating income resulted from lower sales volume, gross profit decline, and an increase in selling and general and administrative expenses and other expenses, as discussed above.

Other Expenses. Other expenses of $16.4 million for the nine months ended September 30, 2006 decreased by $1.5 million, or 8.6%, from $17.9 million for the comparable period a year ago. The decrease was primarily due to a reduction in interest expense of $2.5 million related to lower outstanding debt and partially offset by higher interest rates. The decrease in interest expense was further offset by the swap agreement income in 2005 of $0.9 million. The swap agreement matured in February of 2005.

Income Tax (Benefit) Provision. Our effective tax rate was 38.6% for the nine months ended September 30, 2006, up from an effective tax rate of 36.0% for the comparable period in 2005. Benefit from income taxes was $8.0 million for the nine months ended September 30, 2006 compared to a provision for income tax of $3.1 million for the comparable period in 2005. The shift from provision to benefit is due to lower income from continuing operations before income taxes. In addition, included in the nine months ended September 30, 2006, is the reversal of approximately $0.2 million of tax liabilities due to the closure of certain tax years for tax audit purposes.

(Loss) Income from Continuing Operations. Loss from continuing operations for the nine months ended September 30, 2006 of $12.7 million was $18.3 million less than income from continuing operations of $5.6 million for the comparable period in 2005. The shift from income to loss was mainly due to lower operating income, partially offset by a decrease in interest expense.

(Loss) Income from Discontinued Operations. Loss from discontinued operations, net of tax, for the nine months ended September 30, 2006 of $22.3 million was $25.7 million less than income from discontinued operations, net of tax, of $3.4 million for the comparable period in 2005. The shift from income to loss was primarily due to a decrease in sales and gross profit margins from the facilities which comprise discontinued operations.

Net (Loss) Income. Net loss for the nine months ended September 30, 2006 of $35.0 million was $44.0 million less than net income of $9.0 million for the comparable period in 2005. The shift from net income to net loss is primarily due to lower net sales volume, gross profit margin, the loss from discontinued operations and other factors discussed above.

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

Net cash provided by operating activities of continuing operations was $13.9 million for the nine months ended September 30, 2006 compared to $22.3 million for the comparable period in 2005. The decrease in cash provided by operating activities was mainly due to the decline in gross profit during the period, partially offset by reduced working capital levels. The decline in gross profit was primarily due to the decrease in net sales and the sell-through of higher cost inventory that was produced in 2005. The reduced working capital requirements were mainly due to reduced accounts receivable and inventory balances at quarter end. The decline in accounts receivable resulted mainly from the reduction in net sales. The decline in inventory resulted from fewer units in production as we better align production with forecasted sales as well as units we are now capturing into inventory with lower production costs resulting from our internal labor productivity initiatives.

Net cash used in investing activities from continuing operations was $7.7 million for the nine months ended September 30, 2006 compared to net cash used in investing activities from continuing operations of $5.4 million for the same period a year ago. The increase in cash used in investing activities was mainly due to a $0.2 million increase in capital expenditures during the period and a reduction of $2.0 million of land sale option proceeds in 2006. Capital expenditures during the period mainly consisted of general maintenance capital and expenditures related to our Irvine capacity relocation project.

Net cash provided by financing activities was $3.9 million for the nine months ended September 30, 2006 compared to net cash used in financing activities of $22.6 million for the same period in 2005. The swing from net cash used in financing activities to net cash provided by financing activities was primarily due to the receipt of $14.3 million of cash proceeds from the Lagoon Valley property sale and smaller repayments on our outstanding debt of $12.3 million compared to the same period a year ago.

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

		Payments Due by Period
		(Dollars in millions)
		Less than			After
Contractual Cash Obligations	Total	1 year	1-3 years	4-5 years	5 years
Senior Notes	$175.0	$-	$-	$175.0	$-
Interest	93.3	18.9	55.0	19.4	-
Operating Leases	4.0	1.6	2.0	0.4	-
Total	$272.3	$20.5	$57.0	$194.8	$-

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

The Senior Credit Facility requires Hines Nurseries and its subsidiaries to meet specific covenants and financial ratios, including a minimum fixed charge coverage test, a maximum leverage test and a maximum capital expenditure test. The Senior Credit Facility contains customary representations and warranties and customary events of default and other covenants. As of September 30, 2006, we were in compliance with our covenants.

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

Third Amendment To Senior Credit Facility. In August 2006, Hines Nurseries negotiated and entered into the Third Amendment to the Senior Credit Facility. The Third Amendment waived the requirement that we comply with the minimum fixed charge coverage ratio covenant for the periods ended June 30, 2006 and September 30, 2006. The Third Amendment also instituted maximum revolving utilization restrictions under the credit facility which, subject to applicable borrowing base calculations, limit the Company’s borrowings to limits which range from $10.8 million to $23.3 million depending on the fiscal quarter. It also increased the interest rate spread by 25 basis points on outstanding prime and London Interbank Offered Rate (“LIBOR”) borrowings, increased unused line fees and established new fixed charge covenant ratios beginning in the fourth quarter of 2006. In addition, the Third Amendment requires us to sell ours four color nursery facilities in the Northeast and certain assets in Miami, Florida by no later than December 31, 2006. The sales of these assets are required to generate a predetermined amount of aggregate proceeds.

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

New Accounting Standards.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FIN 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 is effective for all uncertainty in income taxes recognized in financial statement in fiscal years beginning after December 15, 2006. We are evaluating the effect of the adoption of FIN 48 may have on our consolidated financial position, results of operations and cash flows.

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

In June 2006, the FASB ratified Emerging Issues Task Force Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (“EITF 06-3”). The scope of EITF 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer. This issue provides that a company may adopt a policy of presenting taxes either gross within revenue or net. If taxes subject to this issue are significant, a company is required to disclose its accounting policy for presenting taxes and the amount of such taxes that are recognized on a gross basis. We do not believe the adoption of EITF 06-3 will have a material impact on our consolidated financial statements.

In September 2006, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin (“SAB”) 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of determining whether the current year’s financial statements are materially misstated. SAB 108 is effective for fiscal years ending after November 15, 2006. We do not expect SAB 108 to have a material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosure about fair value measurements. This pronouncement applies to other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the requirements of SFAS No. 157 and the impact that the adoption of this statement will have on our consolidated financial statements.

Effective the beginning of the first quarter of fiscal year 2006, we adopted the provisions of SFAS No. 123(R), “Share-Based Payment,” using the modified prospective transition method. Under this method, prior periods are not restated. The provisions of SFAS 123(R) apply to new stock options and stock options outstanding, but not yet vested, on the effective date. As of December 31, 2005, all outstanding options were fully vested.

Effects of Inflation

Management believes our results of operations have not been materially impacted by inflation over the past three years.

Item 4. Controls and Procedures

As discussed in Part II, Item 9A “Controls and Procedures” of our 2006 Annual Report on Form 10-K, filed on July 10, 2007, we identified the following material weaknesses in our internal control over financial reporting:

●  We did not have adequate policies and procedures and adequate review and oversight relating to the recording of inventory. For example, there was no policy or mechanism in place to identify abnormal scrap using statistical metrics, and there was no appropriate process in place to analyze the net realizable value of inventory. This lead to adjustments recorded in the restatement of the consolidated financial statements for the quarter ended September 30, 2006. In addition, there was no process in place to appropriately review and approve significant changes to our inventory costing methodology, resulting in errors which began in fiscal 2004 and continued into 2005 and the first three quarters of 2006. These deficiencies represent a material weakness in internal control over financial reporting because they did or could lead to material misstatements in our consolidated financial statements.

●  We did not perform sufficient analysis and review of significant estimates and accounts, and certain journal entries were recorded without an appropriate level of documentation and support. For example, certain transactions were not appropriately analyzed, including the sale-leaseback transactions for the disposition of our Miami facility in 2005 and the disposition of our Vacaville property in 2006, nor did we properly analyze the recoverability of our assets associated with our South Carolina facility. These matters represent a material weakness in internal control over financial reporting because they could result in material misstatements to interim and annual consolidated financial statements that were not properly prevented or detected by our internal control. All identified errors related to this material weakness have been corrected in connection with the restatement of the consolidated financial statements for the applicable periods.

●  We had information technology general control deficiencies that in the aggregate were deemed to represent a material weakness in the control environment and were the result of a lack of communication and enforcement of control consciousness. These deficiencies in the aggregate represented more than a remote likelihood that a material misstatement of our interim or annual financial statements would not have been prevented or detected. These deficiencies included deficiencies related to logical and physical access requests, configuration changes, updates of control documentation and data backup and storage.

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

In light of the above-referenced information, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, re-evaluated the assessment of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, solely as a result of the material weaknesses referenced above, our disclosure controls and procedures were not effective as of the end of the fiscal quarter ended September 30, 2006.

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

Item 6. Exhibits

See index to Exhibits at page 35 for a list of exhibits included herewith.

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