Form 10-K
period 2006-12-31
HINES HORTICULTURE INC
filed 2007-07-10
CIK 1003515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 0-24439
___________________

HINES HORTICULTURE, INC.
(Exact name of registrant as specified in its charter)
___________________

Delaware	33-0803204
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

12621 Jeffrey Road, Irvine, California 92620
(Address of principal executive offices) (Zip Code)

(949) 559-4444
http://www.HinesHorticulture.com
___________________

 Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes          No  X .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.      Yes           No  X  .

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __      No   X .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (   )

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One).
            Large accelerated filer            Accelerated filer            Non-accelerated filer  X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes           No  X .

As of June 30, 2006, the aggregate market value of the registrant’s voting common stock held by non-affiliates of the registrant was approximately $36.1 million.

As of June 22, 2007, there were 22,072,549 shares of Common Stock outstanding.

HINES HORTICULTURE, INC.

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

Hines Horticulture, Inc.’s estimated or anticipated future results, products and service performance or other non-historical facts are forward-looking and reflect our management’s current perspective of existing trends and information. These statements involve risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, among others, the continued ability of Hines Horticulture, Inc. to access water, the impact of growing conditions, risks associated with customer concentration, adverse weather conditions, seasonality, government regulations, loss of key employees, general economic conditions, general agricultural risks including risks associated with plant disease and pests and sudden oak death, increases in operating costs, the impact of competition, the ability to obtain future financing or to satisfy payment obligations under existing financing, limitations resulting from Hines Horticulture, Inc.’s substantial leverage and debt restrictions and other risks and uncertainties described below in the section entitled “Risk Factors” and in Hines Horticulture, Inc.’s other Securities and Exchange Commission (“SEC”) filings.

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

We maintain an Internet website at http://www.hineshorticulture.com (this uniform resource locator, or URL, is an inactive textual reference only and is not intended to incorporate our website into this Form 10-K). We file our reports with the Securities and Exchange Commission and make available, free of charge, on or through this website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy and information statements and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our reports filed with, or furnished to, the SEC are also available directly at the SEC’s website at http://www.sec.gov.

Any of the materials we file with the SEC may also be read and copied at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information on the operation of the SEC's Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

EXPLANATORY NOTE
Restatement of Consolidated Financial Statements

In connection with the preparation of our consolidated financial statements for the year ended December 31, 2006, we identified errors which affected the full year and each of the fiscal quarters of 2004 and 2005 and the first, second and third quarters of 2006, as discussed below.

We are restating herein the following consolidated financial statements:
•	our consolidated balance sheet as of December 31, 2005; and
•	our consolidated statements of operations, shareholders’ equity and cash flows for the years ended December 31, 2005 and 2004.

For each of the errors presented below, the corrections to 2004 have only been reflected in our full year consolidated financial statements contained herein. The errors that affected the quarters in 2006 and 2005 have been corrected in our amended Quarterly Reports on Form 10-Q/A for each of the first three quarters of 2006, which are being filed concurrently with this Form 10-K .

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

The effect of the correction of this error in the consolidated balance sheet as of December 31, 2004 was a decrease in inventory of approximately $5.1 million. The effect of the correction of this error in the consolidated statement of operations for the year ended December 31, 2004 was an increase in cost of goods sold of approximately $5.1 million. In addition, in 2004, the Company corrected a misclassification of distribution costs resulting in an increase in distribution costs of $2.4 million and a corresponding decrease in cost of goods sold.

The effect of the correction of this error in the consolidated balance sheet as of December 31, 2005 was a decrease in inventory of approximately $4.2 million. The net effect of the correction of this error in the consolidated statement of operations for the year ended December 31, 2005 was a decrease in cost of goods sold of approximately $0.9 million, representing the net difference in the inventory error between 2004 and 2005.

The net effect of the correction of this error for the first three quarterly periods in the year ended December 31, 2006 has been corrected in the amended Quarterly Reports on Form 10-Q/A for these three Quarterly Periods, which were filed on July 10, 2007.

Lower of Cost or Market Adjustment and Excessive Inventory Write Off
We determined that we should have recorded both a lower of cost or market adjustment for certain of our inventory and a write off of excess inventory in the third quarter of 2006 at our South Carolina facility. The lower of cost or market adjustment was caused by pricing pressures in the region as a result of increased competition and lost market share, which occurred in the third fiscal quarter of 2006. The lost market share also caused excess inventory at this facility. The effect of the correction of these two errors was an increase to cost of goods sold and a corresponding decrease in inventory of approximately $5.7 million for the third fiscal quarter of 2006. These errors have been corrected in our quarterly report on Form 10-Q/A for the third quarter of 2006, which was filed on July 10, 2007.

Fixed Asset Impairment
Due to lost market share, as discussed above, in the market served by the our South Carolina facility, we determined that the expected undiscounted future cash flows at the South Carolina facility would not exceed the carrying value of its fixed assets. As a result, we determined that the fixed assets located at the South Carolina facility were impaired in the third quarter of 2006. The effect of the correction of this error was an increase in total operating expenses of $1.5 million and a corresponding decrease in fixed assets in the third quarter of 2006. This error has been corrected in our Quarterly Report on Form 10-Q/A for the third quarter of 2006, which was filed on July 10, 2007.

Sale of Properties in Miami and Vacaville
We sold certain properties located in our facilities in Miami, Florida and Vacaville, California in November 2005 and April 2006, respectively. We did not correctly record the transactions in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 98, “Accounting for Leases,” as a financing transaction. The effect of the correction of this error in the June 30, 2006 and December 31, 2005 and in subsequent consolidated balance sheets was the recognition of a financing obligation of $63.7 million and $47.0 million, respectively, reinstatement of the carrying value of the properties sold of $7.6 million and $7.2 million, respectively, reclassification of deferred tax assets of $15.8 million from non-current to current, and a decrease in deferred gain on land sale of $56.1 million and $39.9 million, respectively. The effect of the correction of this error in the consolidated statements of operations for the year ended December 31, 2006 is not material and there was no impact in 2005. The effects of the correction of these errors in the June 30, 2006 consolidated financial statements have been corrected in our Quarterly Report on Form 10-Q/A for the second quarter of 2006, which was filed on July 10, 2007.

Workers’ Compensation and Auto Insurance Accruals
In connection with the preparation of our 2006 consolidated financial statements, we discovered an error in the calculation of the workers’ compensation insurance and auto insurance accruals. This error affected the consolidated financial statements for the year ended December 31, 2005 and the interim periods contained therein and also the first three quarters of 2006.

The effect of the correction of this error in the consolidated statement of operations for the year ended December 31, 2005 was a decrease in cost of goods sold of less than $0.1 million, a decrease in distribution expense of less than $0.1 million and a decrease in loss from discontinued operations of approximately $0.1 million. The effect of the correction of this error in the consolidated balance sheet as of December 31, 2005 was a decrease to both inventory and liabilities of $0.1 million and $0.3 million, respectively. The effect of the correction of this error for the 2006 quarters is reflected in our amended Quarterly Reports on Form 10-Q/A, which were filed on July 10, 2007.

Asset Retirement Obligations Adjustment
In connection with the preparation of our 2006 consolidated financial statements, we discovered that we had not properly recorded asset retirement obligations or appropriately applied the transition rule of  SFAS No. 143, “Accounting for Asset Retirement Obligations,” for certain of the assets located at our Irvine, California facility.  The effect of the correction of this error was a cumulative-effect adjustment to retained earnings of $0.3 million as of January 1, 2003. In applying the transition provisions of SFAS No. 143, there was no impact to the consolidated statements of operations or cash flows for the year ended December 31, 2003 or prior.

The effect of the correction of this error in each of the 2006 quarters has been corrected in our amended Quarterly Reports on Form 10-Q/A for the first three quarters of 2006, which were filed on July 10, 2007.

The effect of the correction of this error in the consolidated balance sheet as of December 31, 2005 was a decrease in net fixed assets of less than $0.1 million, an increase in liabilities of $0.4 million, and an increase in inventories of $0.1 million. The effect of the correction of this error in the consolidated statement of operations for the year ended December 31, 2005 was a decrease in cost of goods sold of less than $0.1 million.

The effect of the correction of this error in the consolidated balance sheet as of December 31, 2004 was an increase in net fixed assets of less than $0.1 million, an increase in liabilities of $0.3 million, and a decrease in inventory costs of $0.1 million. The effect of the correction of this error in the consolidated statement of operations for the year ended December 31, 2004 was an increase in cost of goods sold of less than $0.1 million.

A table set forth in Note 2 to the Consolidated Financial Statements summarizes the impact of the adjustments described above on the individual line items on our consolidated financial statements for the affected periods, as well as the discontinued operations discussed in Note 3 to the Consolidated Financial Statements on those line items.

Unless otherwise specified, all financial information contained in this report gives effect to the restatements of our consolidated financial statements for the errors described above in Note 2 to the Consolidated Financial Statements and the reclassifications for discontinued operations as described in Note 3 to the Consolidated Financial Statements. We have not amended, and we do not intend to amend, our previously filed Annual Reports on Form 10-K or Quarterly Report on Form 10-Q for each of the fiscal years and fiscal quarters of 2005 and 2004. Financial information included in our previously filed Annual Reports on Form 10-K for the fiscal years ended December 31, 2005 and 2004, and Quarterly Reports on Form 10-Q for each of the quarters of 2005 and 2004, and for the first three quarters of 2006, should not be relied upon and are superseded by the information in this Annual Report on Form 10-K, and amended Quarterly Reports on Form 10-Q/A for the quarters ended March 31, June 30, and September 30, 2006.

For the convenience of the reader, the following items in this Form 10-K contain disclosures related to the matters described in this explanatory note:

Part II - Item 6 - Selected Financial Data;
Part II - Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations;
Part II - Item 8 - Financial Statements and Supplementary Data; and
Part II - Item 9A - Controls and Procedures.

PART I

ITEM 1. BUSINESS

Introduction

Hines Horticulture, Inc. (“Hines,” the “Company,” “we,” “our” or “us”), a Delaware corporation, produces and distributes horticultural products through its wholly owned subsidiary, Hines Nurseries, Inc. (“Hines Nurseries”). Unless otherwise specified, references to “Hines” or the “Company” refer to Hines Horticulture, Inc. and its subsidiary.

Hines is a leading national supplier of ornamental shrubs, color plants and container-grown plants with eight commercial nursery facilities located in Arizona, California, Oregon, South Carolina and Texas. Hines markets its products to retail and commercial customers throughout the United States. Hines produces approximately 5,900 varieties of ornamental shrubs and color plants. Hines sells to more than 1,180 retail and commercial customers, representing more than 6,670 outlets throughout the United States.

Hines Fertilizer Sale
On July 25, 2005, Hines Nurseries sold to a third party vendor substantially all of the assets of Hines Fertilizer, a wholly owned subsidiary of Hines Nurseries which was dissolved in November 2006, excluding cash, accounts receivables and intercompany receivables. The purchase price for the assets was approximately $0.6 million and was paid through the issuance of customer credits for past purchases. The gain on sale of assets was approximately $0.1 million. In accordance with the asset purchase agreement, the Company entered into a three year non-compete agreement, which restricts our ability to own and manage a competing fertilizer company. Upon a change in control of Hines Horticulture or Hines Nurseries, all non-compete restrictions shall cease and no longer be of any effect.

In August 2006, the Company received approval from its Board of Directors to pursue the sale of its four nursery facilities located in the northeast and certain assets located in Miami, Florida in connection with the Company entering into the Third Amendment and Limited Waiver to Credit Agreement to its credit facility then in effect. As a result, the Company’s consolidated financial statements included in this Annual Report on Form 10-K and the disclosure contained herein reflect the financial position, results of operations and cash flows of the Company’s former operations of its Miami, Florida and four nursery facilities located in the Northeast as “discontinued operations.” In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” the Company’s consolidated financial statements have been restated to reflect the financial position, results of operations and cash flows of the Miami, Florida and four Northeast facilities as “discontinued operations.” Asset sales relating to the Miami, Florida and the four Northeast facilities are described in more detail below.

Miami Property Sale
On November 7, 2005, the Company successfully completed the sale of 122 acres of unimproved property in Miami, Florida (“Miami Property Sale”) and received net proceeds of $47.0 million. In accordance with an amendment to our then existing senior credit facility (the “Old Senior Credit Facility”), the proceeds from the Miami Property Sale were used to payoff the entire outstanding balance of the term loan and the residual amount was used to pay down the revolving credit facility. As part of the Miami Property Sale, the Company entered into a two-year lease agreement with the buyer to lease the property while transitioning operations to other locations. The Company leased the entire property for a one-year period, with a thirty-day extension right, and then vacated approximately 33 acres. Pursuant to the first amendment to the lease, the Company will lease the remaining 89 acres until June 30, 2007. In addition, the buyer agreed to let us sublease the property for the remainder of the lease term. The Company pays the buyer rent of five hundred dollars per acre, annually, during the lease term plus fifty percent of the rent the Company receives from subleasing the property. In addition, the Company is entitled to additional amounts if the buyer is successful in obtaining zoning for a certain number of residential lots. The Company originally recognized the sale of the property and deferred the gain on the transaction; however, due to the Company’s continuing involvement in the property, in order to conform with the provisions of SFAS No. 98, the Company has reinstated the net book value of the assets, as well as recorded the proceeds received as a financing obligation in its consolidated balance sheet as of December 31, 2005. When the Company exits the lease on June 30, 2007, the Company will remove the net book value of the assets and expects to recognize a gain of approximately $39.9 million.

In October 2006, the Company entered into asset purchase agreements and sold certain inventory, vehicles, equipment and other assets located at its Miami, Florida facility. Total proceeds from the sale of these assets were approximately $4.1 million, of which approximately $1.8 million was used to pay off outstanding lease obligations related to the assets which were sold. In connection with the sale, the Company ceased active operations at its Miami, Florida facilities.

On October 30, 2006, the Company entered into a commercial contract to sell one of its two remaining real properties located in Miami, Florida. The sale of approximately 138 acres of land in Miami-Dade County, Florida and certain other assets of the Company which were identified during the buyer’s inspection and due diligence period closed on December 22, 2006. The sales price for the land and the other assets was approximately $12.2 million. The Company recorded a net gain of approximately $8.8 million from the sale of the 138 acres of land, which was recorded as a component of discontinued operations. On April 18, 2007, the Company completed the sale of its last remaining parcel of land in Miami, Florida, which consisted of approximately 79 acres of land and certain improvements thereon, for approximately $7.2 million. The Company will record a net gain of approximately $2.5 million from the sale, which will be recorded as a component of discontinued operations in 2007.

Vacaville Property Sale
On March 1, 2006, the Company received notice that Triad Communities, L.P. exercised its option to purchase, pursuant to the previously disclosed Option Agreement dated April 30, 2003 (“Option Agreement”), its 168-acre property in Vacaville, California. The total book value of assets related to the sale was approximately $0.5 million. The Option Agreement provided that the gross purchase price of the property be $15.1 million. On April 3, 2006, the Company sold the property for a net purchase price of $14.3 million. Total proceeds from the Option Agreement and sale of the property were approximately $16.9 million, which included approximately $2.6 million in option payments previously received.

Under the terms of the Option Agreement, the Company is able to transition off the property in three phases from 2006 to 2008. The first phase of transition was completed on July 1, 2006 and consisted of 24 acres. The second phase of transition will be July 1, 2007 and the third phase of the transition will be July 1, 2008, and will consist of approximately 88 acres and 56 acres, respectively. The Company is continuing to develop replacement acreage and infrastructure at its 842-acre Winters South facility in Northern California. Because the Company is not paying rent, the Company is in a sale-leaseback with continuing involvement position with respect to this property. The Company originally recognized the sale of the property and deferred the gain on the Lagoon Valley property. However, in order to conform to SFAS No. 98, as of June 30, 2006, the Company has reinstated the net book value of the assets and recorded the proceeds received as a financing obligation. When the Company completes the transition on July 1, 2008, the Company will remove the net book value of the assets and expects to recognize a gain of approximately $16.2 million.

Northeast Facilities
On November 15, 2006, the Company entered into an asset purchase agreement and sold certain real property, inventory and other assets located at its nursery facility in Pipersville, Pennsylvania, including the right to purchase real property which was previously leased by the Company. The sales price was approximately $5.3 million, approximately $1.1 million of which was deferred as it is contingent upon certain entitlements for the construction of additional greenhouses on certain real property which was previously leased by the Company. The sale of these assets and real property resulted in a loss of approximately $1.2 million, which has been recorded as a component of discontinued operations.

On January 10, 2007, the Company completed the sale of certain real property, inventory and other assets located at the nursery facilities in Danville, Pennsylvania, Utica, New York and Newark, New York for approximately $6.7 million. In connection with the sale, the Company terminated the leases for the real property comprising its Danville, Pennsylvania nursery facility.

History

Ownership

James W. Hines Sr. founded Hines in 1920 in San Gabriel, California. Hines was a family owned business until its acquisition by the Weyerhauser Company in 1976. Hines was sold in 1990 to a private investment group and certain members of our management. In August 1995, Hines was acquired by Madison Dearborn Capital Partners, L.P. (“MDCP”), a private equity investment firm and certain members of our management. On June 22, 1998, Hines completed an initial public offering of 5.1 million shares of its Common Stock.

Business Overview

Hines is one of the largest commercial nursery operations in North America, producing one of the broadest assortments of container-grown plants in the industry. Hines sells its green goods primarily to the retail segment which includes the premium independent garden centers, as well as the leading home centers and mass merchandisers, such as The Home Depot, Lowe’s and Wal-Mart.

All information presented below relates to continuing operations, unless specifically identified.

Hines produces and markets approximately 5,900 varieties of ornamental, container-grown plants grown primarily for outdoor use, most of which are sold under its Hines Nurseries™ and Iverson™ trade names. The Company grows most of its product categories at several of its nurseries. However, the Company emphasizes certain product categories at particular nurseries depending on the growing climate conducive to a particular product and on regional customer needs. Hines’ revenues falls into the following variety categories for the years ended December 31:

Product Category	Representative Products	2006	2005	2004

Shrubs	Azalea, boxwood, camellia, holly, conifers, hibiscus	41%	40%	40%
Flowering Color Plants	Perennials, annual bedding plants, tropical flowering plants, and bulbs	29	33	34
Vines	Gelsemium, clematis, campsis	6	5	5
Trees	Pines, maples, magnolia	5	4	5
Topiary	Plants pruned into special forms	4	5	5
Other	Ornamental grass, hanging baskets, patio plants, holiday plants	15	13	11
		100%	100%	100%

Since 1993, Hines has added numerous plant varieties to its product line. Hines has also successfully developed patio-ready type products, which it markets under the names of Patio Tropics™ and Festival Pots™. These products generally command premium prices and improved profit margins compared with other plants offered by the Company.

Plants (other than annual bedding plants) are produced by propagating young plants called “liners” using cuttings from mature plants. Using propagation techniques for each specific crop with respect to growing media, hormonal stimulation and growing conditions, these cuttings are cultivated into viable liners and are then transplanted into one gallon containers. These plants are placed in the nursery for six to 24 months until they reach certain specified sizes and levels of maturity, according to market demand, and are sold at different price points depending on their size and levels of maturity. During the field growing stages, plants are typically pruned by mechanized pruning machines that are designed for specific plant categories and watered and fertilized by integrated irrigation and fertilization systems, which are closely monitored and regulated to ensure consistency and quality.

The Company’s water and fertilizer recycling systems are designed to minimize the costs of these elements and maximize water conservation. Each of the Company’s facilities has infrastructure and procedures in place to protect its growing stock from most frost, snow and freezing conditions typically prevailing at these facilities.

To produce annual bedding plants, a nursery either buys and germinates seeds to produce small plants, called “plugs,” or purchases plugs from specialized plug producers. The plugs are then transplanted to bedding packs, gallon hanging baskets and containers of various sizes. The growth cycle of color plants is typically less than one year, with many color plants having a growing season as short as eight to 16 weeks, allowing certain of the Company’s nurseries to produce approximately three to four inventory turns per year. As with ornamental plants, the Company applies controlled watering and fertilizing in order to ensure high quality.

Customers. Our retail customers include home centers, mass merchandisers, independent garden centers and garden center chains. The following table sets forth the estimated percentage of Hines’ net sales by customer type for the period indicated:

	Years Ended December 31,
Customer Type	2006	2005	2004

Home centers	56%	59%	55%
Mass merchandisers	13	11	16
Retail & independent garden centers	19	19	19
Grocery & hardware	3	3	3
Trade, government & others	9	8	7

Total	100%	100%	100%

Our management believes the Company enjoys competitive advantages in selling into these channels due to its ability to provide a broad assortment of consistently high quality products in large volumes, its nationwide distribution and its value-added services such as custom labeling, bar-coding, full electronic data interchange and technical support. Our management expects to participate in the overall growth of these channels to a greater extent than its competitors that do not offer such services. Hines' top three customers accounted for approximately 68%, 69% and 66% of its net sales in 2006, 2005 and 2004, respectively. Hines’ largest customer, The Home Depot, accounted for approximately 42%, 44% and 39% of its net sales in 2006, 2005 and 2004, respectively. Hines’ next largest customer, Lowe’s Companies, Inc., accounted for approximately 14%, 15% and 16% of its net sales in 2006, 2005 and 2004, respectively. Hines’ third largest customer, Wal-Mart Stores, Inc., accounted for approximately 12%, 10% and 11% of its net sales in 2006, 2005 and 2004, respectively. No other customer accounted for more than 10% of net sales.

Distribution. Hines distributes its products directly from its nursery sites to its retail customers primarily through common carriers and through the Company’s fleet of approximately 70 trucks, seven of which are owned and the balance of which are leased. The Company believes that common carriers are available to accommodate seasonal delivery peaks. The Company uses a variety of product shipping techniques, such as specialized shelving, protective racks and special loading techniques. Nursery products are distributed nationwide, except color plants, which are typically distributed within a 300-mile radius of each nursery.

Research and Development; Patents and Trademarks. Hines’ product sourcing and development yield unique plant varieties, which are marketed under a trade name and patented whenever possible. The Company applies for patents on plant varieties that are significantly different from existing varieties. Differences among plant varieties may include coloration, size at maturity or hardiness in drought or cold conditions. These varieties command higher prices, provide higher unit margins and enhance the Company's reputation as a product innovator. The Company’s expenses associated with research and development are not material and are recorded in selling, general and administrative expenses.

The Company has registered numerous trademarks, service marks and logos used in its businesses in the United States and Canada. The Company currently holds 45 registered trademarks, with six trademark applications pending. In addition, the Company has developed and continues to develop specialty plants for which it holds patents registered with the U.S. Patent and Trademark Office. The Company currently holds 71 patents, with six patent applications pending. The Company’s management does not believe that the loss of any particular patent would have a material adverse effect on the Company.

Production. Raw materials consist of starter materials, containers and soil mixtures. The Company’s management believes that there are alternate sources of supply readily available.

Sales and Marketing. Most of Hines’ facilities have separate sales forces, which include a sales manager, in-house customer service representatives, direct sales consultants and various support personnel. As of December 31, 2006, Hines employed approximately 270 direct sales consultants, key account managers, market area managers and merchandisers. National accounts are serviced through "National Account Task Teams" comprised of a senior management member and direct sales personnel from each nursery supplying the account. Hines also markets its products through trade shows, print advertising in trade journals, direct mail promotion and catalogues.

Competition. Competition in the nursery products segment of the lawn and garden industry is based principally on the breadth of product offering, consistent product quality and availability, customer service and price. The nursery products segment is highly fragmented. According to the 2002 Census of Agriculture released in June 2004 by the U.S. Department of Agriculture’s National Agricultural Statistics Service, the nursery business is comprised of approximately 60,000 primarily small and regionally based growers. Management believes Hines is one of only two growers able to serve every major regional market in North America, the Company’s only national competitor being Monrovia Nursery Company. In each of its markets, Hines competes with regional growers such as Color Spot in the West, Clinton Nurseries in the Northeast and many other smaller regional and local growers. Hines' believes that its key competitive advantages are its ability to provide consistent, high quality products in large volumes, its nationwide distribution and its value-added services.

Seasonality

Our business is highly seasonal in nature, with most of sales typically occurring in the first half of the year. In particular, our sales are strongest in the second quarter, which corresponds to the Spring gardening season. In 2006 approximately 73% of net sales occurred in the first half of the year. Approximately 53% of net sales occurred in the second quarter of 2006. The table below sets forth the Company’s quarterly net sales, as a percentage of total year net sales, for the periods indicated:

	Percentage of Total Net Sales
	2006	2005	2004
First Quarter	20%	20%	18%
Second Quarter	53	55	57
Third Quarter	16	15	16
Fourth Quarter	11	10	9
	100%	100%	100%

Government Regulation

The Company is subject to certain United States federal, state and local provincial health, safety and environmental laws and regulations regarding the production, storage and transportation of certain products and the disposal of its wastes. The Environmental Protection Agency (“EPA”) and similar state and local agencies regulate the Company’s operations and activities, including, but not limited to, water runoff and the use of certain pesticides in its nursery operations. In the ordinary course of business, the Company uses substances that are regulated or may be classified as hazardous under environmental laws. The Company does not anticipate that future expenditures for compliance with such environmental laws and regulations will have a material adverse effect on the Company’s financial position, results of operations or competitive position. The Company cannot give any assurance, however, that compliance with such laws and regulations, or compliance with other environmental laws and regulations that may be enacted in the future, will not have an adverse effect on the Company’s financial position, results of operations or competitive position.

Hines obtains certain irrigation water supplied to local water districts from facilities owned and operated by the United States acting through the Department of Interior Bureau of Reclamation ("Reclamation Water"). Federal reclamation laws and regulations govern the use and price of Reclamation Water, including availability of subsidized water rates. Hines utilizes Reclamation Water as one of the water supplies for its Northern California and Oregon facilities. The Company’s management believes that the nursery operations are in compliance with applicable regulations and it maintains a compliance program; however, changes in law may reduce availability of, or increase the price of, Reclamation Water to the Company.

Employees

As of December 31, 2006, the Company employed approximately 2,100 persons. At the peak of our growing cycle, an additional 600 seasonal employees were employed during 2006. All of the Company’s employees are non-union, and the Company’s management believes that its labor relations are good.

ITEM 1A. RISK FACTORS

You should carefully consider and evaluate all of the information in this Form 10-K, including the risk factors listed below. The risks described below are the ones we currently deem material, but they may not be the only risks facing our company. Additional risks not now known to us or that we currently deem immaterial may also impair our business operations.

The risks described below and the risks described elsewhere in this Form 10-K, including in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” could materially adversely affect our business, prospects, financial condition, operating results or cash flow. If our business is harmed, the trading price of our common stock could decline.

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

We have a significant amount of debt outstanding, including 10.25% Senior Notes issued on September 30, 2003, which we refer to as the Senior Notes, and loans outstanding under a new senior credit facility that consists of a revolving facility with availability of up to $100 million (subject to borrowing base and other limits), which we refer to as the New Senior Credit Facility. As of December 31, 2006, we had total consolidated debt outstanding of $178.1 million. This debt may have several important consequences as it could:

•	make it more difficult for us to satisfy our obligations, including making scheduled interest or principal payments under the Senior Notes and other debt obligations;

•	limit our ability to obtain additional financing;

•	increase our vulnerability to adverse general economic conditions, including changes in interest rates and adverse changes in the commercial nursery industry conditions;

•	require us to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing the availability of our cash flow for other purposes;

•	limit our flexibility in planning for, or reacting to, opportunities or changes in our business and the commercial nursery industry; and

•	place us at a competitive disadvantage compared to our competitors that have less debt.

The terms of our debt may limit our ability to plan for, or respond to, changes in our business.

The loan agreement that provides for the New Senior Credit Facility and the indenture governing the Senior Notes issued by Hines Nurseries contain covenants that restrict our ability to, among other things:

•	incur additional debt or issue certain preferred stock;

•	pay dividends or distributions on, or redeem or repurchase, capital stock;

•	create liens or negative pledges with respect to our assets;

•	make investments, loans or advances;

•	make capital expenditures;

•	issue, sell or allow distributions on capital stock of specified subsidiaries;

•	enter into sale and leaseback transactions;

•	prepay or defease specified debt;

•	enter into transactions with affiliates;

•	enter into specified hedging arrangements;

•	merge, consolidate or sell our assets; or

•	engage in any business other than the commercial nursery business.

These covenants may affect our ability to operate our business, may limit our ability to take advantage of business opportunities as they arise and may adversely affect the conduct of our current business. A breach of a covenant in our debt instruments could cause acceleration of a significant portion of our outstanding indebtedness.

As a result of the delays in filing our periodic reports, we were required to obtain certain waivers in connection with the delivery of financial statements and related matters under our senior loan and security agreement. In the future, we may require additional waivers under our loan and security agreement and the indenture for our senior notes in the event we experience unexpected delays in filing our periodic reports or as a result of other matters, and the failure to obtain the necessary waivers could have a material adverse effect on our business, financial condition and results of operations.

We have previously obtained waivers, and may in the future seek additional waivers, under our senior loan and security agreement. We obtained a waiver waiving certain potential breaches of representations and covenants under our loan and security agreement and extending to May 28, 2007 the deadlines for us to deliver our annual financial statements for the fiscal year ended December 31, 2006 and quarterly financial statements for the fiscal quarter ended March 31, 2007. On May 29, 2007, we obtained an additional extension to June 28, 2007 for the deadline for delivering such financial statements. On June 21, 2007, we obtained an additional extension to July 20, 2007 for the deadline for delivering our quarterly financial statements for the fiscal quarter ended March 31, 2007. Finally, on July 3, 2007, we obtained a further waiver, effective as of June 25, 2007, extending to July 13, 2007 the deadline for us to deliver our annual financial statements for the fiscal year ended December 31, 2006, and extending to July 31, 2007 the deadline for us to deliver our quarterly financial statements for the fiscal quarter ended March 31, 2007. The delivery of this Annual Report on Form 10-K to our bank satisfied our obligation to deliver our annual financial statements for the fiscal year ended December 31, 2006 within the specified timeframe. As of the date of this filing, we have not issued our quarterly financial statements for the first quarter of 2007 and there is a risk that we might not be able to complete these quarterly financial statements by July 31, 2007, although we anticipate being able to do so

Under our indenture for our senior notes, the trustee and the holders of at least 25% in principal amount of the outstanding notes under the indenture have the right to notify us if they believe we have breached a representation or covenant under the indenture and may declare an event of default. In addition, the lenders under our loan and security agreement may declare an event of default if we breach a representation or covenant under the loan and security agreement. If one or more events of default occur, we believe we will be given a period of time by our lenders in which to cure such events of default or obtain necessary waivers, except in limited circumstances. If we do not cure the events of default or obtain necessary waivers within the required time periods or certain extended time periods, the maturity of our public and bank debt could be accelerated and our ability to incur additional indebtedness could be restricted. Moreover, defaults under our indenture and bank loan and security agreement could trigger cross-default provisions under those and other arrangements. There can be no assurance that any additional waivers will be received in the future on a timely basis, if at all, or that any waivers obtained, including the waivers we have already obtained, will extend for a sufficient period of time to avoid an acceleration event, an event of default or other restrictions on our business operations. The failure to obtain such waivers could have a material adverse effect on our business, financial condition and results of operations.

Our stock may be delisted from The Nasdaq Global Market, which could adversely affect the market liquidity of our common stock.

Since we failed to timely file our Annual Report on Form 10-K for the year ended December 31, 2006 and our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2007, NASDAQ notified us through letters dated April 18, 2007 and May 17, 2007, respectively, that we were not in compliance with the filing requirements for continued listing set forth in Marketplace Rule 4310(c)(14), and that we were therefore subject to delisting from The Nasdaq Global Market. As a result, we requested and participated in a hearing before a NASDAQ Listing Qualifications Panel, which had the effect of staying the delisting of our securities pending a decision by the NASDAQ Panel. We are filing hereby our Annual Report on Form 10-K for the year ended December 31, 2006, and are working to file our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2007 as quickly as practicable. However, there can be no assurance that the NASDAQ Panel will grant our request for continued listing as a result of the hearing or the filing of our delinquent reports. In addition, our common stock has recently traded below $1.00 per share, which could also impact our ability to remain listed on The Nasdaq Global Market. In the event that our securities are delisted, the market liquidity of our common stock could be adversely affected and the market price of our common stock could decrease.

Repayment of the principal of the Senior Notes and our other debt may require additional financing. We are not certain of the source or availability of any such financing at this time.

Our anticipated operating cash flows will not be sufficient to repay the principal of the Senior Notes issued by Hines Nurseries and our other debt under our New Senior Credit Facility which come due in 2011 and 2012, respectively. Accordingly, in order to pay the principal of the Senior Notes and our other debt, we will be required to refinance our debt, sell our equity securities, sell our assets or take other actions. The foregoing actions may not enable us to pay the principal of the Senior Notes or such other debt or may not be permitted by the terms of our debt instruments then in effect.

Risks Related to Our Business

Our production of plants may be adversely affected by a number of agricultural risks, including factors beyond our control. In addition, our nursery operations were adversely affected by the acute tropical weather season that plagued the Southern and South-eastern regions of the United States in 2005, and significant tropical storms in the future could adversely impact our operations.

Our production of plants may be adversely affected by a number of agricultural risks, including disease, pests, freezing conditions, snow, drought or other inclement weather and improper use of pesticides or herbicides. These factors could cause production difficulties which could damage or reduce our inventory, resulting in sales, profit and operating cash flow declines, which could be material.

Increases in water prices or insufficient availability of water could adversely affect our plant production, resulting in reduced sales and profitability.

Plant production depends upon the availability of water. Our nurseries receive their water from a variety of sources, including on-site wells, creeks, reservoirs and holding ponds, municipal water districts and irrigation water supplied to local districts by facilities owned and operated by the United States acting through the Department of Interior Bureau of Reclamation. The loss or reduction of access to water at any of our nurseries could have a material adverse effect on our business, results of operations and operating cash flows. In addition, increases in our costs for water could adversely impact our profitability and operating cash flows.

Our nursery in Arizona receives its water from on-site wells. Under Arizona’s Groundwater Management Act, these wells have been issued “grandfathered non-irrigation water” permits, which limit the amount of groundwater we can use. The availability of water depends on the groundwater aquifer, which at this time, we believe is adequate to supply our needs for this nursery as it is currently operated.

Our Northern California and Oregon nurseries rely primarily on surface water supplies and, therefore, may experience fluctuations in available water supplies and serious reductions in their supplies of surface water in the event of prolonged droughts. If such reductions occur, those nurseries would have to rely on backup water supplies which are more costly than surface water supplies.

The use and price of water supplied by facilities owned and operated by the Department of Interior Bureau of Reclamation, including availability of subsidized water rates, is governed by federal reclamation laws and regulations. Such water is used at our Northern California nursery and is the source of a substantial majority of the water for our Oregon nursery. While we believe we are in material compliance with applicable regulations and maintain a compliance program, there can be no assurance that changes in law will not reduce availability or increase the price of reclamation water to us. Any such change could have a material adverse effect on our business, financial position, results of operations and operating cash flows.

The reclamation regulations govern who may hold an interest in irrigation lands. Under the reclamation regulations, persons having a direct or indirect beneficial economic interest in us will be treated as “indirect holders” of irrigation land owned by us in proportion to their beneficial interest in us. If any holder of our common stock (whether directly or indirectly through a broker-dealer or otherwise) is ineligible under applicable reclamation regulations to hold an indirect interest in our irrigation land, we may not be eligible to receive reclamation water on this land. Generally, the eligibility requirement of the reclamation regulations would be satisfied by a person:

•
who is a citizen of the United States or an entity established under federal or state law or a person who is a citizen of or an entity established under the laws of certain foreign countries (including Canada and Mexico and members of the Organization for Economic Cooperation and Development); and

•
whose ownership, direct and indirect, of other land which is qualified to receive water from a reclamation project, when added to such person’s attributed indirect ownership of irrigation land owned by us, does not exceed certain maximum acreage limitations (generally, 960 acres for individuals and 640 acres for entities).

While our restated certificate of incorporation contains provisions intended to prohibit ineligible holders of irrigation land from owning our common stock, such provisions may not be effective in protecting our right to continue to use reclamation water.

We face risks associated with sudden oak death (“SOD”). Quarantines of our products or other actions by federal and state regulatory authorities in response to sudden oak death could have a material adverse effect on our business and results of operations.

SOD is caused by a fungus-like pathogen recently identified by scientists in California as Phytophthora ramorum (“P. ramorum”). Since its appearance in 1995, P. ramorum has killed thousands of Coast Live Oak, Black Oak, Tan Oak and Shreve Oak in Northern California. P. ramorum can also infect the leaves and branches of other plants referred to as SOD host plants. Currently, approximately 90 plant species appear on the host list.

In February 2004, as part of the SOD National Nursery Survey, the United States Department of Agriculture (“USDA”) encouraged all states to conduct a survey of nurseries that ship SOD host plants interstate. Accordingly, the California Department of Food & Agriculture (“CDFA”) and the USDA conducted joint tests at nurseries located throughout California. On March 9, 2004, two nurseries in California, which we do not own or operate, tested positive for P. ramorum. As a result of these findings, certain states declared a quarantine on all plant material coming from California and several others imposed a quarantine on SOD host and associated host plants only.

On March 19, 2004, we took the precautionary measure of voluntarily suspending the shipment of all SOD host plants grown in our California facilities pending the results of the joint CDFA and USDA testing of all interstate shippers, including our facilities. On March 26, 2004, we were notified by the CDFA that all of our California growing facilities had tested negative for P. ramorum. As a result of these findings, the CDFA and the USDA issued SOD Compliance Agreements with our Fallbrook and Irvine facilities, allowing us to ship host and associated host plants interstate if we meet, and continue to meet, certain inspection requirements. Our Vacaville and Winters facilities are located in a California quarantined county and have continued to operate under the terms of their Compliance Agreements with the CDFA and USDA since 2002. The Compliance Agreement requires that potential SOD host plants be inspected and tested monthly during the growing season for the presence of the pathogen.

Currently, our Forest Grove, Oregon facility and all of our California facilities that ship product interstate are SOD-free and are operating under USDA SOD Compliance Agreements. However, if in the future we do test positive for SOD, our products could be subject to quarantine by federal and state regulatory authorities. If this were to occur, we could experience a significant loss of sales and may be required to destroy inventory, which could have a material adverse effect on our business, results of operations and operating cash flows.

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

Other factors that may contribute to this variability include:

•	shifts in demand for live plant products;

•	changes in product mix, service levels and pricing by us and our competitors;

•	period-to-period changes in holidays;

•	the economic stability of our retail customers; and

•	our relationship with each of our retail customers.

Because we depend on a core group of significant customers, our sales, cash flows from operations and results of operations may be negatively affected if our key customers reduce the amount of products they purchase from us.

Our top three customers together accounted for approximately 68% of our net sales in 2006. Our largest customer, The Home Depot, accounted for approximately 42% of our 2006 net sales, our second largest customer, Lowe’s Companies, Inc., accounted for approximately 14% of our 2006 net sales and our third largest customer, Wal-Mart Stores, Inc., accounted for approximately 12% of our 2006 net sales. We expect that a small number of customers will continue to account for a substantial portion of our net sales for the foreseeable future. We do not have long-term contracts with any of our retail customers, and they may not continue to purchase our products.

The loss of, or a significant adverse change in, our relationship with The Home Depot, Lowe’s Companies, Inc., Wal-Mart Stores, Inc. or any other major customer could have a material adverse effect on our business, financial position, results of operations and operating cash flows. The loss of, or a reduction in orders from, any significant retail customers, losses arising from retail customers’ disputes regarding shipments, fees, merchandise condition or related matters, or our inability to collect accounts receivable from any major retail customer could have a material adverse effect on us. In addition, revenue from customers that have accounted for significant revenue in past periods, individually or as a group, may not continue, or if continued, may not reach or exceed historical levels in any period.

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

Our nursery facility and headquarters in Irvine, California are entirely on leased land. In 2003, we entered into an amended lease agreement for this facility in which 63 new acres were added and the lease expiration schedule was changed. Under the amended lease agreement, the lease on 114 acres expired on June 30, 2006, the lease on 140 acres expired on December 31, 2006 and the lease on the remaining 288 acres expires on December 31, 2010. On January 1, 2007, we entered into another amendment of the 140 acre lease that expired on December 31, 2006, which amendment extended our lease on 50 of the 140 acres until June 30, 2007. We do not expect these leases to be extended beyond their current terms. For the 204 acres that expired in 2006, we transitioned a majority of the production to our Winters, California facility and the remaining production to the parcel recently added to our facility in Irvine. For the 50 acres that will expire on June 30, 2007 we are completing the process of transitioning capacity off this portion of land similar to the 204 acres that expired in 2006. For the 288 acres that will expire at the end of 2010, we will be required to establish new production facilities or transition production to existing facilities. We may incur substantial costs in connection with the establishment of these new production facilities or the transition of production to existing facilities.

We may not be successful in establishing suitable replacement production facilities or in transitioning production to existing facilities. If we are unsuccessful in these efforts, our net sales, cash flows and operating income could be materially adversely affected. In addition, when we vacate the facility in 2010, we currently estimate that we will incur approximately $0.9 million in removal and remediation costs. We may incur significant expenses beyond what we have forecasted if additional remedial action is required. Significant costs in excess of our estimates could have a material adverse effect on our business, financial position, results of operations and operating cash flows.

Our anticipated transition of our operations resulting from our Vacaville, California property sale may not be as successful as we anticipate and unexpected delays and difficulties or increased costs could adversely affect our business and prospects.

In 2006, we sold our approximately 168-acre property located in Vacaville, California (Vacaville Property). In connection with the sale of the Vacaville Property, the agreement provides that we are to transition off the property in three phases from 2006 to 2008. Interruptions or delays in the transitioning from the Vacaville Property could adversely impact our nursery operations and increase our costs. In addition, we could incur significant expenses beyond those which we have forecasted in connection with such relocations. Our failure to effectively manage the transition from these properties or the incurrence of additional related costs beyond those which we forecast could result in a decrease in revenue or other adverse effects in our business and results of operations.

We are subject to various environmental laws and regulations that govern, and impose liability for, our activities and operations. If we do not comply with these laws and regulations, our business could be materially and adversely affected.

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

We are subject to federal and state weights and measures regulations that govern and impose liability for improperly labeling or advertising our plant container sizes. It is common in our industry, at the wholesale and retail levels, to market, label, and advertise container grown nursery stock with varying types of measurements, such as imperial volume or diameter of container. These measurements, although consistent with industry practice, may not represent the exact size of the actual product. If the Federal Trade Commission or any state regulator determines that our current marketing, labeling, or advertising is in violation of "fair trade" laws or weights and measures regulations in their jurisdiction, we may incur significant costs to become compliant, be forced to terminate further shipments of inventory into certain jurisdictions, be fined, or otherwise suffer a material adverse affect on our business and results of operations.

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

We rely extensively on the services of agents and independent contractors to provide trucking services to us. Transportation costs accounted for approximately 25% of our net sales in 2006. Our ability to ship our products, particularly during our peak shipping seasons, could be adversely impacted by shortages in available trucking capacity, changes by carriers and transportation companies in policies and practices, such as scheduling, pricing, payment terms and frequency of service, or increases in the cost of fuel, taxes and labor, and other factors not within our control. We compete with other companies who ship perishable goods for available trucking capacity and, accordingly, reductions in capacity or shortages of the agents and independent contractors who provide trucking services to us could potentially adversely impact our sales, results of operations and cash flows. Higher diesel fuel costs and increased third party carrier charges adversely impacted our results of operations during 2005 and 2006 and future significant increases in transportation costs could have a material adverse effect on our business, particularly if we are not able to pass on such price increases to our customers in the form of higher prices for our products. Material interruptions in service or stoppages in transportation, whether caused by strike or otherwise, could adversely impact our business, results of operations, financial position and operating cash flows.

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

Investment partnerships controlled by Madison Dearborn Partners, L.P. beneficially own approximately 53% of the outstanding common stock of Hines Horticulture, Inc. and have sufficient voting power to control, or at the least significantly influence, the election of directors and the approval of other actions requiring the approval of our shareholders. In addition, Madison Dearborn Partners has two of its designees on Hines Horticulture, Inc.’s six member board of directors.

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

We are vulnerable to price increases for raw materials. For 2006, raw material costs accounted for approximately 19% of net sales. We do not have long-term contracts with the majority of our raw material suppliers. Increases in the cost of raw materials essential to our operations, including seed, plastic, chemicals and fertilizer, would increase our costs of production. Significant increases in the price of petrochemicals or a scarcity of raw materials essential to plant propagation could have a material adverse effect on our business. Recent increases in the cost of diesel fuel have increased our operating expenses, and if these price increases continue, our results of operations could be adversely affected. We may not be able to pass such price increases on to our customers in the form of higher prices for our products, which could materially adversely affect our results of operations and operating cash flows.

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

Changes in corporate governance requirements may continue to increase our compliance and financial reporting costs, and failure to achieve and maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 could have a material adverse effect on our business and stock price.

The Sarbanes-Oxley Act of 2002 has required us to change or supplement some of our corporate governance and securities disclosure and compliance practices. The Sarbanes-Oxley Act of 2002 and related rules and regulations promulgated by the SEC have increased, and may continue to increase, our legal compliance and financial reporting costs.

We currently anticipate being subject to Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), which requires management to report on internal control over financial reporting, beginning with our annual report for the fiscal year ending December 31, 2007. Accordingly, we are in the process of documenting and testing our internal control procedures in order to satisfy the requirements of Section 404. We expect to incur additional expenses and diversion of management’s time as a result of performing the system and process evaluation, testing and remediation required in order to comply with Section 404. In addition, our management has concluded that as of December 31, 2006, the Company did not have effective disclosure controls and procedures as a result of certain material weaknesses in internal control over financial reporting, as described in more detail under Item 9A of Part II hereof. During the course of our testing, we may identify additional deficiencies, which we may not be able to remediate in time to meet the deadline for compliance with the requirements of Section 404.

Significant decreases in our stock price could result in our having to record an impairment charge related to our goodwill.

Applicable accounting standards require that goodwill be tested for impairment at least annually or whenever evidence of potential impairment exists. If, in any period, our stock price decreases to the point where the fair value of our Company, as determined by our market capitalization, is less than our book value, this could indicate a potential impairment and we may be required to record an impairment charge in that period.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

At December 31, 2006, the Company owned approximately 3,795 acres related to its continuing nursery facilities. In addition, the Company leases approximately 765 acres related to its continuing nursery facilities (including leases from Blooming Farm, Inc., an affiliated entity). Approximately 2,600 acres were usable for production, with approximately 2,250 acres currently in production. We believe that our owned and leased facilities are sufficient to meet our operating requirements for the foreseeable future.

The Company's current facilities of its continuing operations are identified in the table below:

Location	Description	Status

Chino Valley, Arizona	66 acre nursery	Owned
Fallbrook, California	261 acre nursery	Owned/leased (a)
Forest Grove, Oregon	1,013 acre nursery	Owned/leased (b)
Fulshear, Texas	435 acre nursery	Owned
Irvine, California	338 acre nursery and headquarters	Leased (c)
Northern California	1,389 acre nursery	Owned (d)
San Joaquin Valley, California	57 acre nursery	Owned/leased (e)
Trenton, South Carolina	1,001 acre nursery	Owned/leased (f)

(a)	We own 248 acres and lease 13 acres at this nursery.
(b)	We own 668 acres and lease 345 acres at this nursery.
(c)
This acreage does not reflect 114 acres that expired in June 2006 and 90 acres that expired in December 2006 without being extended. This lease will expire with respect to 50 acres in June 2007, and will expire with respect to the remaining acreage in December 2010.

(d)	The Northern California nursery consists of sites in Allendale, Vacaville and Winters South, California.
(e)	The San Joaquin nursery consists of sites in Chowchilla and Madera, California. We own 48 acres and lease 9 acres at this nursery.
(f)	We own 941 acres and lease 60 acres at this nursery.

Our nursery facility and headquarters in Irvine, California are entirely on leased land. In 2003, we entered into an amended lease agreement for this facility in which 63 new acres were added and the lease expiration schedule was changed. Under the amended lease agreement, the lease on 114 acres expired on June 30, 2006, the lease on 140 acres expired on December 31, 2006 and the lease on the remaining 288 acres expires on December 31, 2010. On January 1, 2007, we entered into another amendment with respect to the 140 acre lease that expired on December 31, 2006, which extended our lease on 50 of the 140 acres until June 30, 2007. We do not expect these leases to be extended beyond their current terms. For the 204 acres that expired in 2006, we transitioned a majority of the production to our Winters, California facility and the remaining production to the parcel recently added to our facility in Irvine. For the 50 acres that will expire on June 30, 2007, we are in the process transitioning capacity off this portion of land similar to the 204 acres that expired in 2006. For the 288 acres that will expire at the end of 2010, we will be required to establish new production facilities or transition production to existing facilities.

ITEM 3. LEGAL PROCEEDINGS

On July 18, 2006, Mr. Jean-Paul filed an action against us and other defendants in the Eleventh Judicial Circuit, Dade County, Florida, alleging negligence in connection with an automobile accident involving one of our trailers and a third-party carrier.  On March 6, 2007, additional plaintiffs filed an action related to this incident in the same court, alleging negligence and vicarious liability for negligence against us and other defendants.  The first filed claim is scheduled for trial in August 2007.  We are defended in these actions by our insurance carrier, and are fully insured with respect to this matter, beyond a deductible.  We have accrued an amount we believe represents the probable estimated claim at December 31, 2006. We have also recorded an asset at December 31, 2006 for the probable full insurance recovery.

From time to time, we are involved in various disputes and litigation matters, which arise in the ordinary course of business. While it is not possible to predict or determine the outcome of the legal actions, investigations and proceedings brought against us, we believe that the resolution of all such matters currently pending will not have a material adverse effect on our financial position or liquidity, however the litigation process is inherently uncertain and it is possible that the resolution of these disputes and lawsuits may adversely affect our financial position and liquidity. Our management believes that we are not currently involved in any legal proceedings that would materially affect our results of operations and we know of no such proceedings contemplated by governmental authorities.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2006.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Common Stock of Hines currently trades on The Nasdaq Global Market under the symbol “HORT.” As of June 22, 2007, there were 69 registered holders of record of the Company’s Common Stock. The following table sets forth the quarterly high and low sale prices of our Common Stock as reported on The Nasdaq Global Market for the periods indicated:

Fiscal year ended December 31, 2006
	High	Low
1st quarter	$4.25	$3.42
2nd quarter	$4.04	$3.06
3rd quarter	$3.58	$1.39
4th quarter	$2.25	$1.02

Fiscal year ended December 31, 2005
	High	Low
1st quarter	$4.65	$3.30
2nd quarter	$4.36	$3.36
3rd quarter	$4.06	$3.18
4th quarter	$3.84	$3.10

Dividends

Hines has not paid dividends on its Common Stock in the past and does not presently plan to pay dividends on the Common Stock. The payment of dividends is restricted in terms of amounts that may be paid and the circumstances under which dividends may be paid, pursuant to the terms of the Company's new senior credit facility and senior subordinated note indenture. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

Securities Authorized for Issuance Under Equity Compensation Plans

The Company currently maintains its 1998 Long-Term Equity Incentive Plan (the “1998 Stock Plan”) under which shares of Common Stock are authorized for issuance to employees and directors pursuant to various equity awards. As of December 31, 2006, the Company did not have outstanding any options, warrants or rights under any other equity compensation plan. The following table provides aggregate information regarding the shares of Common Stock that may be issued upon the exercise of options, warrants and rights under all of the Company’s equity compensation plans as of December 31, 2006.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans
approved by security holders:
1998 Long-Term Equity
Incentive Plan	828,414	$6.20	2,760,796
Equity compensation plans not
approved by security holders:	-	$-	-

Total	828,414		2,760,796

Performance Graph

The following Performance Graph and related information compares the cumulative five-year total return to shareholders on Hines Horticulture, Inc.'s Common Stock relative to the cumulative total returns of the NASDAQ Composite index and the Russell 2000 index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our Common Stock and in each of the indexes on December 31, 2001 and its relative performance is tracked through December 31, 2006.

The comparisons shown in the graph below are based on historical data and we caution that the stock price performance shown in the graph below is not indicative of, and is not intended to forecast, the potential future performance of our Common Stock. Information used in the graph was obtained from Research Data Group, Inc., a source believed to be reliable, but the Company is not responsible for any errors or omissions in such information. The following graph and related information shall not be deemed “soliciting materials” or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that we specifically incorporate it by reference into such filing.

	December 31,
	2001	2002	2003	2004	2005	2006

Hines Horticulture, Inc.	$100.00	$78.38	$118.92	$92.97	$97.30	$45.68
NASDAQ Composite	100.00	71.97	107.18	117.07	120.50	137.02
Russell 2000	100.00	79.52	117.09	138.55	144.86	171.47

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the notes thereto included elsewhere in this Form 10-K to fully understand factors that may affect the comparability of the information presented below. The information presented in the following tables has been adjusted to reflect the restatement of our consolidated financial results which is more fully described in the Explanatory Note immediately preceding Part I of this Form 10-K and in Note 2 to the consolidated financial statements, “Restatement of Consolidated Financial Statements.” We derived the selected consolidated financial data as of December 31, 2006 and 2005 and for the years ended December 31, 2006, 2005 and 2004 from our audited consolidated financial statements, and accompanying notes, in this report on Form 10-K.

The selected financial data presented below is unaudited.

Certain reclassifications have been made in prior periods’ financial statements to conform to fiscal 2006 classifications. These reclassifications include discontinued operations, as discussed in Note 3 to the Consolidated Financial Statements, “Discontinued Operations.”
	Year Ended December 31,
	2006	2005	2004	2003	2002
	(in thousands, except share data)
Statement of Operations Data:		As Restated (a)
Sales, net	$232,570	$245,326	$243,968	$244,210	$241,990
Cost of goods sold	135,731	121,007	121,823	117,013	116,577

Gross profit	96,839	124,319	122,145	127,197	125,413
Operating expenses	108,242	101,564	97,745	95,793	90,875

Operating (loss) income	(11,403)	22,755	24,400	31,404	34,538
Other expense, primarily interest expense	20,923	24,793	24,498	35,213	33,883
Income tax (benefit) provision	(12,619)	(742)	210	(1,561)	266

(Loss) income from continuing operations	(19,707)	(1,296)	(308)	(2,248)	389
(Loss) income from discontinued operations, net of tax (b)	(26,765)	(527)	5,433	11,961	2,056
Cumulative effect of change in accounting principle, net of tax (c)	-	-	-	-	(55,148)

Net (loss) income	$(46,472)	$(1,823)	$5,125	$9,713	$(52,703)

(Loss) earnings per share:
(Loss) income from continuing operations
Basic	$(0.89)	$(0.06)	$(0.01)	$(0.10)	$0.02
Diluted	$(0.89)	$(0.06)	$(0.01)	$(0.10)	$0.02
Net (loss) income
Basic	$(2.11)	$(0.08)	$0.23	$0.44	$(2.39)
Diluted	$(2.11)	$(0.08)	$0.23	$0.44	$(2.39)

Weighted average shares outstanding - Basic	22,072,549	22,072,549	22,072,549	22,072,549	22,072,549
Weighted average shares outstanding - Diluted	22,072,549	22,072,549	22,121,182	22,072,549	22,078,012

Summary Cash Flow Data:
Net cash (used in) provided by operating activities	$(12,966)	$7,117	$19,012	$22,963	$29,469
Net cash provided by (used in) investing activities	5,997	(7,474)	(6,541)	2,464	109,738
Net cash provided by (used in) financing activities	7,015	(181)	(12,574)	(25,157)	(139,450)

Supplemental Data:
Depreciation	$8,811	$7,884	$7,133	$6,417	$5,945
Capital expenditures	12,034	9,832	5,588	5,573	5,594

Balance Sheet Data (at end of period):
Cash	$108	$62	$600	$703	$433
Working capital	69,259	146,354	112,488	62,219	52,386
Total assets	340,368	391,094	393,026	404,329	406,245
Short-term debt	3,128	10,080	29,328	36,107	90,335
Long-term debt	175,000	175,000	203,571	209,287	164,829
Shareholders’ equity (d)	9,242	55,714	57,537	52,412	41,802

Notes to Selected Consolidated Yearly Financial Data
(Dollars in Thousands)

(a)
For the fiscal year 2005, financial data has been restated to reflect the correction of errors and to reflect discontinued operations relating to our Miami and Northeast operations as more fully discussed in Note 3 to Consolidated Financial Statements, “Discontinued Operations”. See the Explanatory Note on page 1 of this Form 10-K, “Restatement of Consolidated Financial Statements,” and Note 2 to Consolidated Financial Statements, “Restatement of Consolidated Financial Statements” of the notes to consolidated financial statements. In addition, the fiscal years 2004, 2003 and 2002, financial data has been restated to reflect the correction of errors and discontinued operations.

(b)
On March 27, 2002, we sold Sun Gro, our peat moss and soil mix business, for net proceeds of approximately $125,000, the majority of which we used to repay indebtedness. Our consolidated financial statements in this filing reflect the financial position, results of operations and cash flows of the Sun Gro business as “discontinued operations.” For the year ended December 31, 2003, we recognized a $4,148 gain, net of tax of $2,784, from the sale. For the year ended December 31, 2002, we recognized a $5,562 loss, net of tax of $10,729, from the sale and $149 income, net of tax of $287, from the operations through the date of the sale.

In August 2006, we decided to discontinue our nursery operations located in the Northeast and Miami, Florida. Our consolidated financial statements in this filing reflect the financial position, results of operations and cash flows of the Northeast and Miami, Florida nursery operations as “discontinued operations.” For the years ended December 31, 2006 and 2005, we recognized a loss from discontinued operations, net of tax, of $26,765 and $527, respectively. For the years ended December 31, 2004, 2003 and 2002, we recognized income from discontinued operations, net of tax, of $5,433, $7,813 and $7,469, respectively.

(c)
The cumulative effect of change in accounting principle for the year ended December 31, 2002 of $55,148, net of tax of $23,609, represents the goodwill impairment charge resulting from the Company’s adoption of SFAS No. 142, “Goodwill and Other Intangible Assets.”

(d)
The Company recorded a cumulative effect adjustment to retained earnings as of January 1, 2003 for the correction of an asset retirement obligation error which is discussed in Note 2, “Restatement of Consolidated Financial Statements” of the notes to consolidated financial statements.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations gives effect to the restatement as discussed in the Explanatory Note immediately proceeding Item 1 of this Form 10-K and Note 2 to the Consolidated Financial Statements and to the reclassifications arising out of discontinued operations as discussed in Note 3 to the Consolidated Financial Statements. This discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. In addition to historical information, this discussion contains certain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated by these forward looking statements due to factors, including but not limited to, those set forth under “Risk Factors” and elsewhere in this Form 10-K. We assume no obligation to update any of the forward-looking statements after the date of this Form 10-K.

Overview

We are a leading national supplier of ornamental shrubs, color plants and container-grown plants with eight commercial nursery facilities located in Arizona, California, Oregon, South Carolina and Texas. We produce approximately 5,900 varieties of ornamental shrubs and color plants and we sell to more than 1,180 retail and commercial customers, representing more than 6,670 outlets throughout the United States and Canada. Hines Horticulture, Inc. produces and distributes horticultural products through its wholly owned subsidiary, Hines Nurseries.

Certain Reclassifications

The Company has made certain reclassifications to prior periods’ financial statements to conform to fiscal 2006 classifications. These reclassifications include the Company’s discontinued operations, as fully discussed in Note 3 to the Consolidated Financial Statements, “Discontinued Operations.”

Restatements

The Company has made restatements to prior period financial statements to correct errors as discussed in Note 2 to the Consolidated Financial Statements, “Restatement of Consolidated Financial Statements.”

Refinancing

On September 30, 2003, we refinanced substantially all of our outstanding debt, which included the issuance of $175.0 million of 10.25% Senior Notes (“Notes”) due in 2011 and the amended and restated Old Senior Credit Facility, which under its original terms would have expired in 2008. Our Old Senior Credit Facility was replaced by the New Senior Credit Facility as described below. This refinancing enabled us to extend the maturity of our previous debt, which we believed provided us with greater financial and operating flexibility in the future.

On January 18, 2007, we entered into a new Loan and Security Agreement (the “Loan Agreement”) that expires in 2012. The Loan Agreement consists of a $100.0 million credit facility (subject to limitations), which includes a $15.0 million letter of credit sub line. The New Senior Credit Facility was used to refinance the outstanding revolving loans under the Old Senior Credit Facility. For additional information concerning our Notes and New Senior Credit Facility, see “Liquidity and Capital Resources.”

Sale of 122 Acres in Miami, Florida

On November 7, 2005, we successfully completed the sale of 122 acres of unimproved property in Miami, Florida (“Miami Property Sale”) and received net proceeds of $47.0 million. In accordance with an amendment to our Old Senior Credit Facility, the proceeds from the Miami Property Sale were used to payoff the entire outstanding balance of the term loan; the residual amount was used to pay down our revolving credit facility. As part of the Miami Property Sale, we entered into a two-year lease agreement with the buyer to lease the property while transitioning operations to other locations. We leased the entire property for a one-year period, with a thirty-day extension right, and then vacated approximately 33 acres. Pursuant to the first amendment to the lease, we will lease the remaining 89 acres until June 30, 2007. In addition, the buyer has agreed to let us sublease the property for the remainder of the lease term. We pay the buyer rent of five hundred dollars per acre, annually, during the lease term plus fifty percent of the rent we receive from subleasing the property. We are also entitled to additional amounts if the buyer is successful in obtaining zoning for a certain number of residential lots. We originally recognized the sale of the property and deferred the gain on the transaction; however, due to continuing involvement in the property, and in accordance with SFAS No. 98, we have reinstated the net book value of the assets, as well as recorded the proceeds received as a financing obligation in our December 31, 2005 consolidated financial statements. When we exit the lease on June 30, 2007, we will remove the net book value of the assets and expect to recognize a gain of approximately $39.9 million.

Sale of 168 Acres in Vacaville, California
On March 1, 2006, we received notice that Triad Communities, L.P. exercised its option to purchase, pursuant to the previously disclosed Option Agreement dated April 30, 2003 (“Option Agreement”), our 168-acre property in Vacaville, California. The total book value of assets related to the sale was approximately $0.5 million. The Option Agreement provided that the gross purchase price of the property be $15.1 million. On April 3, 2006, we sold the property for a net purchase price of approximately $14.3 million. Total proceeds from the Option Agreement and sale of the property were approximately $16.9 million, which included approximately $2.6 million in option payments previously received.

Under the terms of the Option Agreement, we are able to transition off the property in three phases from 2006 to 2008. The first phase of transition was completed on July 1, 2006 and consisted of 24 acres. The second phase of transition will be July 1, 2007 and the third phase of the transition will be July 1, 2008, and will consist of approximately 88 acres and 56 acres, respectively. We are continuing to develop replacement acreage and infrastructure at our 842-acre Winters South facility in Northern California. Because we are not paying rent, we are in a sale-leaseback with continuing involvement position with respect to this property. We originally recognized the sale of the property and deferred the gain on the Lagoon Valley property. However, in order to conform to SFAS No. 98, as of June 30, 2006, we reinstated the net book value of the assets and recorded the proceeds received as a financing obligation. When we complete the transition on July 1, 2008, we will remove the net book value of the assets and expect to recognize a gain of approximately $16.2 million.

Discontinued Operations

Miami Asset Sales
On October 2, 2006, we entered into asset purchase agreements to sell certain inventory, vehicles, equipment and other assets located at our Miami, Florida facility. Total proceeds from the sale of these assets were approximately $4.1 million, of which approximately $1.8 million was used to payoff outstanding related lease obligations. In connection with entering into the asset purchase agreements, we ceased active operations at our Miami, Florida facility.

On November 8, 2006, we completed the evaluation of the fair value of our Miami, Florida assets. The evaluation was based on the sales price of the assets compared to book value of the assets. As a result of the evaluation, we recorded an impairment charge of approximately $5.3 million to reflect the fair value of these assets. This impairment charge was recorded in the statements of operations as a component of the loss from discontinued operations in the third quarter of 2006.

On October 30, 2006, we entered into a commercial contract to sell one of our two remaining real properties located in Miami, Florida. The sale of approximately 138 acres of land in Miami-Dade County, Florida and certain other assets of the Company closed on December 22, 2006. The sales price for the land and the other assets was approximately $12.2 million. We recorded a net gain of approximately $8.8 million from the sale of the 138 acres of land, which was recorded as a component of discontinued operations.

On April 18, 2007, we completed the sale of our last remaining parcel of land in Miami, Florida, which consisted of approximately 79 acres of land and certain improvements thereon, for approximately $7.2 million. We will record a net gain of approximately $2.5 million from the sale, which will be recorded as a component of discontinued operations in 2007.

As of December 31, 2006, all of our remaining assets related to the Miami, Florida operations have been reclassified on the balance sheet as “assets held for sale.”

Northeast Facilities
In August 2006, we made a decision to pursue the sale of our four Northeast nursery operations as provided for in the third amendment to our Old Senior Credit Facility. These operations consisted of our facilities in Danville and Pipersville, Pennsylvania and Newark and Utica, New York.

On November 15, 2006, we entered into an asset purchase agreement and sold certain real property, inventory and other assets located at our nursery facility in Pipersville, Pennsylvania, including the right to purchase real property which was previously leased to us. The sales price was approximately $5.3 million, approximately $1.1 million of which was deferred and is contingent upon certain entitlements for the construction of additional greenhouses on certain real property which was previously leased by us. The sale of these assets and real property resulted in a loss of approximately $1.2 million, which has been recorded as a component of discontinued operations.

As of December 31, 2006, the fixed assets, inventories and related liabilities of the three remaining properties at Danville, Pennsylvania, Utica, New York and Newark, New York have been reclassified as “Assets held for sale,” and the operations related to such assets have been reclassified as “discontinued operations.”

On January 10, 2007, we completed the sale of certain real property, inventory and other assets located at the nursery facilities in Danville, Pennsylvania, Utica, New York and Newark, New York for approximately $6.7 million. In connection with the sale, we terminated the leases for the real property comprising our Danville, Pennsylvania nursery facility.

Impairment Charges at Northeast Facilities

In reviewing our long-lived assets for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we determined in the second quarter of 2006 that our four nursery facilities located in the Northeast were impaired because the carrying values of the long-lived assets exceeded the estimated undiscounted future cash flows of the assets. We used an independent third party appraisal in order to determine fair value, which resulted in an impairment charge of approximately $8.0 million. The charge was recorded by the Company in its consolidated statements of operations in the second quarter of 2006 as a component of discontinued operations.

In October 2006, two major customers withdrew substantial future sales commitments from three of the four Northeast facilities, which withdrawal occurred subsequent to the original announcement of the sale of the four Northeast facilities. The withdrawal represented a reduction of approximately 75% of the 2007 annual sales commitments for the three facilities, greatly reducing the fair market value of these assets. As a result, it was determined that the long-lived assets associated with these facilities were impaired. The fair value used to determine the impairment was based on letters of intent we received in connection with the sale of our Northeast facilities. As a result, we recorded an additional impairment charge of approximately $11.1 million in the third quarter of 2006 to reflect the revised estimate of the fair value of these assets. This impairment charge was recorded as a component of the loss from discontinued operations in the consolidated statements of operations in the third quarter of 2006.

In the fourth quarter of 2006, actual offers received on the Company’s Northeast facilities were less than the carrying values of the long-lived assets. As a result, the Company determined that an additional impairment charge of approximately $0.3 million should be recorded to reflect the revised estimate of the fair value of these assets. This impairment charge was recorded as a component of the loss from discontinued operations in the consolidated statements of operations in the fourth quarter of 2006. In addition, in the fourth quarter of 2006, the Company also recorded approximately $2.3 million of exit and disposal activity costs in order to terminate certain leases. These lease termination costs were recorded as a component of the loss from discontinued operations in the consolidated statements of operations in the fourth quarter of 2006.

United States Tax Matters

As a result of our business activities, we qualify for a special exception under the U.S. federal tax code that allows us to use the cash method of accounting for federal and state income tax purposes. Under the cash method, sales are included in taxable income when payments are received and expenses are deducted as they are paid. We derive significant tax benefits by being able to deduct the cost of inventory as the cost is incurred. As a result of our ability to utilize the cash method of accounting, we have historically generated net operating losses for federal income tax purposes. At December 31, 2006, we had $54.0 million in net operating loss carryforwards for federal income tax purposes, which begin to expire in 2024. In addition, we had approximately $53.0 million in net operating loss carryforwards for state income tax reporting purposes. Our state net operating losses in certain states begin expiring in 2008.

Based on our current projections, we anticipate that we will not pay cash income taxes for federal or state income taxes through 2010.

The use of the cash method of accounting for federal income tax purposes results in a current deferred tax liability for accounting purposes. At December 31, 2006, we had a current deferred liability of $44.2 million related to the use of the cash method of accounting. The deferred tax liability is deemed current for accounting purposes because the majority of the items to which this liability relates are comprised of current assets and current liabilities in our balance sheet (such as inventory, accounts receivable and accounts payable). The classification of this liability as a current item, however, does not mean that it is required to be paid within the next twelve months.

We accrue a liability for tax exposure items relating to matters where we do not believe it is probable that the tax position will be sustained.  New laws and new interpretations of laws and rulings by tax authorities may affect the liability for potential tax assessments. Due to the subjectivity and complex nature of the underlying issues, actual payments or assessments may differ from estimates. To the extent our estimates differ from actual payments or assessments, income tax expense is adjusted.  Management believes that adequate amounts of tax and related interest, if any, have been provided for any adjustments that may result from these examinations. During 2006, $1.2 million of previously recorded liabilities for probable tax assessments was reversed due to the expiration of the applicable statute of limitations for such items.  This reversal included $0.2 million for continuing operations and $1.0 million for discontinued operations.

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

Despite the implementation of the new pay by scan program, we did not encounter any material variances with the quality and variability of our earnings and cash flows during 2005 and 2006.

Results of Operations

The discussion of results of operations reflect amounts restated for the correction of errors discussed and discontinued operations, which are discussed in detail in the Note 2 and Note 3, respectively, to the Consolidated Financial Statements. In addition, the discussions presented below also reflect the restatement of the consolidated financial results to correct certain errors in prior periods, as discussed in the Explanatory Note and in Note 2 to the Consolidated Financial Statements and this report, and in the amended quarterly reports and on Form 10-Q/A for each of the first, second, and third quarters of 2006, which were filed on July 10, 2007.

Fiscal Year Ended December 31, 2006 compared to Fiscal Year Ended December 31, 2005

Net Sales. Net sales of $232.6 million for the fiscal year ended December 31, 2006 decreased $12.8 million, or 5.2%, from net sales of $245.3 million in 2005. The decline in net sales was primarily due to the persistent rain in the Pacific Northwest, Northern California and Southwest which we experienced in the first and second quarters of 2006, which reduced consumer demand and also led to delayed product availability during that time period. Additionally, our facility in South Carolina reported less sales volume as a result of lost market share primarily in the mid-Atlantic markets.

Gross Profit. Gross profit of $96.8 million for the fiscal year ended December 31, 2006 decreased $27.5 million, or 22.1%, from gross profit of $124.3 million in 2005. As a percentage of net sales, gross profit for the year decreased to 41.6% compared to 50.7% in 2005. The decline in gross profit and gross profit margin was primarily due to overall lower net sales, a lower of cost or market adjustment and a reserve for excess inventory of $5.7 million at our Trenton, South Carolina facility in the third quarter of 2006. The lower of cost or market adjustment was caused by pricing pressures in the region as a result of increased competition and lost market share. The lost market share also caused us to record the reserve for excess inventory at the South Carolina facility. In addition, higher cost inventory, which was produced during 2005, also contributed to the decline.

Distribution Expenses. Distribution expenses of $52.6 million for the fiscal year ended December 31, 2006 decreased $0.3 million, or 0.6%, from $53.0 million in 2005. The decrease was due primarily to lower sales. As a percentage of net sales, distribution expenses for the fiscal year ended December 31, 2006 increased to 22.6% from 21.6% for the comparable period in 2005. The increase in distribution expense expressed as a percentage of net sales is primarily due to increased diesel fuel costs and third party carrier costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses of $51.7 million for the fiscal year ended December 31, 2006 increased $4.5 million, or 9.4%, from $47.3 million in 2005. The increase in selling expenses of $2.1 million is primarily due to an increase in third party product merchandising costs, which have been increasingly required by certain customers. The increase in general and administrative expense of $2.3 million is primarily due to an increase in staffing in IT of approximately $0.9 million relating to systems related upgrades and finance resources of approximately $1.2 million for Sarbanes-Oxley 404 compliance related work.

Other Operating Expenses. Other operating expenses of $2.4 million for the fiscal year ended December 31, 2006 increased $1.1 million, or 81.9%, from $1.3 million in 2005. Other operating expense in 2006 consisted primarily of consulting fees related to our productivity initiatives.

Asset Impairment Charges. Asset impairment charges of $1.5 million for fiscal year ended December 31, 2006 were recorded in connection with our Trenton, South Carolina facility. Due to lost market share we determined that the expected future cash flows at the facility would not be sufficient to recover the net book value of its fixed assets. As a result, we reduced the carrying value of the assets to fair value in the third fiscal quarter of 2006 through an impairment charge of $1.5 million.

Operating (Loss) Income. Operating loss for fiscal year ended December 31, 2006 was $11.4 million compared to operating income of $22.8 million for the comparable period in 2005. The change from operating income to operating loss resulted from a decline in gross profit for the 2006 fiscal year of $27.5 million, an increase in selling expense of $2.1 million, an increase of $2.3 million in general and administrative expenses, an increase of other operating expenses of $1.1 million and an asset impairment charge of $1.5 million.

Other Expenses. Other expenses of $20.9 million for the fiscal year ended December 31, 2006 decreased $3.9 million, or 15.6%, from $24.8 million in 2005. The decrease was primarily due to a reduction in interest expense of $3.1 million related to lower outstanding debt and partially offset by higher interest rates. The decrease in interest expense was further offset by the swap agreement income in 2005 of $0.9 million. The swap agreement matured in February of 2005.

Loss from Continuing Operations Before Income Taxes. Loss from continuing operations before income taxes of $32.3 million for the fiscal year ended December 31, 2006 increased $30.3 million from loss from continuing operations before income taxes of $2.0 million in 2005. The increase in loss from continuing operations before income taxes was primarily a result of having operating losses during the fiscal year ended December 31, 2006, partially offset by a decrease in other expenses.

Income Tax (Benefit) Provision. Our effective income tax rate was 39.0% and 36.4% for the fiscal years ended December 31, 2006 and 2005, respectively. Benefit from income taxes was $12.6 million for the fiscal year ended December 31, 2006, compared to benefit from income taxes of $0.7 million in the fiscal year ended December 31, 2005. The increase in the effective income tax rate is mainly due to the increase in loss before income taxes which decreased the percentage impact of various permanent differences between financial statement accounting and income tax accounting. Since these were loss years, the permanent differences decrease the income tax rate and corresponding tax benefit. A larger loss before income taxes decreases the percentage impact of these permanent differences and increases the tax rate. Additionally, during 2006 approximately $0.2 million of previously recorded liabilities for potential tax assessments was reversed due to the expiration of the applicable statute of limitations for such items.

Loss from Discontinued Operations Net of Income Taxes. Loss from discontinued operations, net of income taxes, for the fiscal year ended December 31, 2006 of $26.8 million increased $26.2 million from loss from discontinued operations, net of tax of $0.5 million in 2005. The increase in loss from discontinued operations was primarily due to exit and disposal costs, asset and other impairment charges totaling $29.0 million recorded during the fiscal year ended December 31, 2006. Discontinued operations is discussed in more detail in Note 3 to the Consolidated Financial Statements.

Net Loss. Net loss of $46.5 million for the fiscal year ended December 31, 2006 increased $44.6 million from net loss of $1.8 million for the comparable period in 2005. The increase in net loss is primarily due to lower net sales volume, lower gross profit margin, the loss from discontinued operations and other factors discussed above.

Fiscal Year Ended December 31, 2005 compared to Fiscal Year Ended December 31, 2004

Net Sales. Net sales of $245.3 million for the fiscal year ended December 31, 2005 increased $1.4 million, or 0.6%, from net sales of $244.0 million in 2004. The slight increase in net sales was primarily due to an increase in net sales and sales unit volume at our west coast facilities, partially offset by a decline in sales unit volume as a result of the impacts of hurricanes Katrina, Rita and Wilma in the South and the Southeastern regions.

Gross Profit. Gross profit of $124.3 million for the fiscal year ended December 31, 2005 increased $2.2 million, or 1.8%, from gross profit of $122.1 million in 2004. As a percentage of net sales, gross profit for the year increased to 50.7% compared to 50.1% in 2004. The increase in gross profit and gross profit margin percentage was mainly attributable to the increase in sales which was offset by higher raw material and commodity costs. This was especially true for petroleum-based plastic containers and higher fuel costs.

Distribution Expenses. Distribution expenses of $53.0 million for the fiscal year ended December 31, 2005 increased $3.0 million, or 5.9%, from $50.0 million in 2004. The increase in distribution expenses was attributable to higher diesel fuel costs and increased third party carrier charges, which were primarily driven by more expensive diesel fuel.

Selling, General and Administrative Expenses. Selling, general and administrative expenses of $47.3 million for the fiscal year ended December 31, 2005 increased $0.1 million, or 0.1%, from $47.2 million in 2004. Selling expenses for the fiscal year ended December 31, 2005 decreased by $0.7 million from a year ago mainly as a result of the cost savings generated from the reorganization carried out in the second quarter of 2005 which included the realignment of certain aspects of management as well as a permanent reduction in headcount. Such cost savings were partially offset by an increase in advertising costs, as well as an increase in third-party merchandising costs. The decrease in selling expenses was offset by an increase in general and administrative expense which was primarily due to increased cost associated with the implementation of Sarbanes-Oxley.

Other Operating Expenses. Other operating expenses of $1.3 million for the fiscal year ended December 31, 2005 increased $0.8 million, or 149.1%, from $0.5 million in 2004. Other operating expense in 2005 consisted primarily of $1.0 million of consulting fees relating to productivity improvements and severance costs of $0.5 million incurred during our strategic reorganization in the second quarter of 2005. These amounts were partially offset by approximately $0.2 million from gains on sales of assets.

Operating Income. Operating income of $22.8 million for the fiscal year ended December 31, 2005 decreased $1.6 million, or 6.7%, from $24.4 million in 2004. The decline in operating income was mainly due an increase in distribution expenses due to rising fuel costs and common carrier charges.

Other Expenses. Other expenses of $24.8 million for the fiscal year ended December 31, 2005 increased $0.3 million, or 1.2%, from $24.5 million in 2004. The small increase was due to lower interest rate swap agreement income and deferred financing fees written off in connection with the early termination of our Senior Credit term loan of $1.1 million. This was offset by a decline in interest expense due to lower overall debt.
(Loss) Income from Continuing Operations Before Income Taxes.  Loss from continuing operations before income taxes for the fiscal year ended December 31, 2005 of $2.0 million increased $2.1 million from the loss from continuing operations before income taxes of $0.1 million for the comparable period in 2004.

Income Tax (Benefit) Provision. Our effective income tax rate was 36.4% and 214% for the fiscal years ended December 31, 2005 and 2004, respectively. Benefit from income taxes was $0.7 million for the fiscal year ended December 31, 2005, compared to provision for income taxes of $0.2 million in the fiscal year ended December 31, 2004. The decrease in the effective income tax rate was mainly due the impact of permanent differences between book and tax in the 2004 year.

(Loss) Income from Discontinued Operations Net of Income Taxes. Loss from discontinued operations, net of income taxes, for the fiscal year ended December 31, 2005 of $0.5 million was $6.0 million less than income from discontinued operations, net of tax, of $5.4 million for the comparable period in 2004.

Net (Loss) Income. The net loss of $1.8 million for the fiscal year ended December 31, 2005 changed by $6.9 million, or 135.6%, from net income of $5.1 million for the comparable period in 2004 primarily as a result of the decline in operating income, as discussed above.

Liquidity and Capital Resources

Our primary sources of liquidity have historically been funds generated by operations and borrowings under our credit facilities. The seasonal nature of our operations results in significant fluctuation in certain components of working capital (primarily accounts receivable and inventory) during the growing and selling cycles. As a result, operating activities during the first and fourth quarters use significant amounts of cash, and in contrast, operating activities for the second and third quarters generate substantial cash as we ship inventory and collect accounts receivable.

Net cash used in operating activities of continuing operations was $8.1 million for the fiscal year ended December 31, 2006 compared to net cash provided by operating activities of continuing operations of $3.9 million for 2005. The increase in cash used by operating activities was mainly due to the decline in gross profit during the period, partially offset by reduced working capital levels. The decline in gross profit was primarily due to the decrease in net sales and an increase in cost of goods sold resulting from the sell-through of higher cost inventory that was produced in 2005. The reduced working capital balances were mainly due to reduced accounts receivable and inventory balances at year end. The decline in accounts receivable of $4.9 million resulted mainly from the reduction in net sales. The decline in inventory of $11.8 million resulted from fewer units in production as we sought to better align production with forecasted sales as well as the fact that we are now capturing units into inventory with lower production costs resulting from our internal labor productivity initiatives.

Net cash used in operating activities of discontinued operations was $4.9 million for the fiscal year ended December 31, 2006 compared to net cash provided by operating activities of discontinued operations of $3.2 million. The increase in cash used in operating activities of discontinued operations was primarily due to the decline in gross profit. The decline in gross profit was primarily due to the decrease in net sales and an increase in cost of goods sold resulting from the sell-through of higher cost inventory that was produced in 2005.

Net cash used by investing activities of continuing operations was $12.0 million for the fiscal year ended December 31, 2006 compared to net cash used in investing activities of continuing operations of $7.6 million for 2005. The increase in cash used by investing activities was mainly due to an increase in capital expenditures of $2.2 million. Capital expenditures during 2006 mainly consisted of general operating capital and expenditures related to our Irvine capacity relocation project.

Net cash provided by investing activities of discontinued operations was $18.0 million compared to net cash provided by investing activities of discontinued operations of $0.2 million. The increase in cash provided was mainly due to the receipt of $13.9 million related to the sale of our Miami operations and $4.2 million related to our Pipersville operations.

Net cash provided by financing activities of continuing operations was $7.0 million for the fiscal year ended December 31, 2006 compared to net cash used of $48.0 million for 2005. Net cash provided by financing operations in 2006 primarily represents the receipt of $14.3 million of cash proceeds from the Lagoon Valley land sale. The decrease in cash used in financing activities in 2005 is mainly attributed to the pay-off of our entire $30.5 million outstanding balance of our term loan and approximately $16.5 million to pay down our revolver in 2005.

There was no cash provided by or used in financing activities of discontinued operations for the fiscal year ended December 31, 2006 compared to net cash provided by financing activities of discontinued operations of $47.9 million for 2005. The entire 2005 amount represents the receipt of $47.9 million of cash proceeds from the first parcel of land sold at our Miami, Florida facility, which is reflected as a financing obligation in accordance with SFAS No. 98.

We typically draw down our revolving credit facilities in the first and fourth quarters to fund our seasonal inventory buildup and seasonal operating expenses. Approximately 75% of our sales occur in the first half of the year, generally allowing us to reduce borrowing under our revolving credit facilities in the second and third quarters. After applying the borrowing base limitations and letters of credits to our available borrowings under the Old Senior Credit Facility as of December 31, 2006, we were limited to a maximum borrowing availability of $10.8 million based on the utilization limits in place for the third quarter of 2006 and $23.3 million for the fourth quarter of 2006. Borrowing availability and amount outstanding as of December 31, 2006 were $20.2 million and $3.1 million, respectively. In addition, borrowing availability under our New Senior Credit Facility, described below, as of June 15, 2007 was approximately $77.0 million.

At December 31, 2006, we had total indebtedness outstanding of $178.1 million. We believe that cash generated by operating activities and funds available under our credit facilities will be sufficient to finance our operating activities for at least the next 12 months.

Since we failed to timely file our Annual Report on Form 10-K for the year ended December 31, 2006 and our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2007, NASDAQ notified us through letters dated April 18, 2007 and May 17, 2007, respectively, that we were not in compliance with the filing requirements for continued listing set forth in Marketplace Rule 4310(c)(14), and that we were therefore subject to delisting from The Nasdaq Global Market. As a result, we requested and participated in a hearing before a NASDAQ Listing Qualifications Panel, which had the effect of staying the delisting of our securities pending a decision by the NASDAQ Panel. We are filing hereby our Annual Report on Form 10-K for the year ended December 31, 2006, and are working to file our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2007 as quickly as practicable. However, there can be no assurance that the NASDAQ Panel will grant our request for continued listing as a result of the hearing or the filing of our delinquent reports. In addition, our common stock has recently traded below $1.00 per share, which could also impact our ability to remain listed on The Nasdaq Global Market. In the event that our securities our delisted, the market liquidity of our common stock could be adversely affected and the market price of our common stock could decrease.

Off Balance Sheet Arrangements

We do not have any off balance sheet financing or any other similar financial arrangements with related parties, other than operating leases. The following table discloses aggregate information about our contractual obligations and commercial commitments as of December 31, 2006.

		Payments Due by Period
Contractual Cash Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
	(In millions)
Revolving facility	$3.1	$3.1	$-	$-	$-
Senior notes	175.0	-	-	175.0	-
Interest	117.7	19.6	39.2	39.2	19.7
Operating leases	10.6	3.6	4.6	2.0	0.4
Total	$306.4	$26.3	$43.8	$216.2	$20.1

We believe that cash generated by operations and from borrowings expected to be available under our New Senior Credit Facility will be sufficient to meet our anticipated working capital, capital expenditures and debt service requirements for at least the next twelve months.

The following is a summary of certain material terms of our Old Senior Credit Facility as of December 31, 2006, our New Senior Credit Facility entered into on January 18, 2007 and Hines Nurseries’ 10.25% Senior Notes due 2011.

Old Credit Facility

We entered into the Old Senior Credit Facility on September 30, 2003. Hines Nurseries and its domestic operating subsidiaries were borrowers under the Old Senior Credit Facility. The credit facility originally consisted of a revolving facility with availability of up to $145.0 million (subject to borrowing base limits), which was eventually reduced through amendments to the Old Senior Credit Facility to $100.0 million (subject to borrowing base limits) from various amendments. The revolving facility also permitted us to obtain letters of credit up to a sub-limit.

The Old Senior Credit Facility required Hines Nurseries and its subsidiaries to meet specific covenants and financial ratios, including a minimum fixed charge coverage test, a maximum leverage test and a maximum capital expenditure test. The Old Senior Credit Facility contained customary representations and warranties and customary events of default and other covenants. As of December 31, 2006, we were not in compliance with some of our covenants; however, as discussed below, the non-compliance was cured with the Fourth Amendment and Limited Waiver.

Fourth Amendment and Limited Waiver To Old Senior Credit Facility. In December 2006, Hines Nurseries negotiated and entered into the Fourth Amendment to the Old Senior Credit Facility to waive the minimum fixed charge coverage ratio covenant of the Old Senior Credit Facility for the fourth quarter of fiscal quarter 2006. The Fourth Amendment and Limited Waiver amended the date we were required to sell our four nursery facilities in the Northeast and certain assets in Miami, Florida to March 31, 2007. On January 18, 2007, the Old Senior Credit Facility was terminated and replaced with the New Senior Credit Facility as described below.

New Senior Credit Facility

On January 18, 2007, we entered into a Loan and Security Agreement (the "New Senior Credit Facility") that expires in 2012. The New Senior Credif Facility consists of a $100.0 million credit facility, which includes a $15.0 million letter of credit subline. The New Senior Credit Facility was used to refinance the outstanding revolving loans under the Old Senior Credit Facility.

Guarantees; Collateral. The obligations under the New Senior Credit Facility are guaranteed by us. Borrowings under the New Senior Credit Facility are collateralized by substantially all of our and Hines Nurseries’ assets.

Restrictions; Covenants; Defaults. The New Senior Credit Facility includes customary events of default and other customary covenants, including, but not limited to, a fixed charge coverage ratio test, restrictions on certain types of activities, transactions and payments, including distributions and dividends from Hines Nurseries to us, reporting covenants and others. The New Senior Credit Facility also includes standard provisions related to conditions of borrowing and customary representations and warranties. The lenders may terminate their obligation to make loans under the Loan Agreement, and may accelerate payment of the indebtedness under the Loan Agreement, upon the occurrence of an event of default, including the failure to comply with the covenants contained in the Loan Agreement. Upon the occurrence and during the continuance of an event of default, the interest rate will increase by 2.00%.

Limited Waiver to Loan Agreement. On April 30, 2007, we obtained a waiver from the financial institutions pursuant to which the lenders waived certain defaults under the New Senior Credit Facility and extended the deadline for filing the financial statements for the fiscal year ended December 31, 2006 and for the fiscal quarter ended March 31, 2007 to May 28, 2007. On May 29, 2007, we obtained an additional waiver under the New Senior Credit Facility to, among other things, to extend the date of filing such financial statements from May 28, 2007 to June 28, 2007. On June 21, 2007, we obtained an additional waiver under the Loan Agreement to extend the date of delivering our quarterly financial statements for the fiscal quarter ended March 31, 2007 to July 20, 2007. On July 3, 2007, we obtained a further waiver under the Loan Agreement, effective as of June 28, 2007, extending to July 13, 2007 the deadline for us to deliver our annual financial statements for the fiscal year ended December 31, 2006, and extending to July 31, 2007 the deadline for us to deliver our quarterly financial statements for the fiscal quarter ended March 31, 2007.

Interest Rate; Fees. The interest rate on the loans under the New Senior Credit Facility may be, at our option, base rate loans or London Interbank Offering Rate (“LIBOR”) loans. Base rate loans under the New Senior Credit Facility bear interest at our lenders prime rate plus an additional amount that ranges from 0.50% to 1.25%, depending on our average availability of borrowing under the New Senior Credit Facility. Currently, the applicable margin for base rate loans is 0.75%. LIBOR rate loans under the New Senior Credit Facility bear interest at the LIBOR rate plus an additional amount that ranges from 1.50% to 2.25%, depending on our average availability of borrowing under the New Senior Credit Facility. Currently, the applicable margin for LIBOR rate loans is 1.75%.

In addition to paying interest on outstanding principal, we are required to pay a commitment fee on the daily average unused portion of the New Senior Credit Facility which accrues based on the utilization of the New Senior Credit Facility. Additionally, we are required to pay a fee for each letter of credit outstanding under the Loan Agreement equal to the applicable margin for LIBOR rate loans to be shared by the lenders and a fronting fee of 0.125% to the individual issuer of a letter of credit.

Availability; Borrowing Base. Availability of borrowing under the New Senior Credit Facility is subject to a borrowing base consisting of the lesser of (i) the amount equal to the aggregate amount of the revolving loan commitment minus the aggregate amount of all letters of credit outstanding under the Loan Agreement and all fees or other amounts owing by us with respect thereto (less certain amounts) minus the amount of the availability block under the Loan Agreement, which is currently $15.0 million but which shall be reduced to $0 at such time as we achieve a fixed charge coverage ratio of at least 1.1:1 for two consecutive fiscal quarters and (ii) the amount equal to 85% of eligible accounts receivable plus the lesser of (a) during the period commencing on December 31 of each calendar year and ending on April 30 each calendar year, the lesser of 65% of eligible inventory or 85% of the appraised net orderly liquidation value of eligible inventory or (b) during the period commencing on May 1 of each calendar year and ending on December 30 each calendar year, the lesser of 55% of eligible inventory or 85% of the appraised net orderly liquidation value of eligible inventory minus the sums of the reserves provided for in Loan Agreement.

We must deliver borrowing base certificates and reports at least monthly. The borrowing base also may be subject to certain other adjustments and reserves to be determined by the agent. Eligible accounts receivable of both The Home Depot, our largest customer, and Lowe’s Companies, Inc., our second biggest customer, may not exceed 30% of total eligible accounts receivable at any time.

Maturity Date; Prepayments. Amounts outstanding under the New Senior Credit Facility mature on January 18, 2012 and we may prepay amounts outstanding under the Loan Agreement without fees or penalties, subject to the payment of costs associated with the prepayment of any LIBOR rate loans.

Change of Control. In the event of a change of control, the commitments of the lenders under the New Senior Credit Facility may be cancelled and we may be required to immediately repay the outstanding amount of the New Senior Credit Facility, together with accrued interest and all other amounts accrued under the New Senior Credit Facility.

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

Restrictions. The indenture pursuant to which the Senior Notes were issued imposes a number of restrictions on Hines Nurseries and our other subsidiaries. Subject to certain exceptions, we may not incur additional indebtedness, make certain restricted payments, make certain asset dispositions, incur additional liens or enter into significant transactions. A breach of material term of the indenture or other material indebtedness that results in acceleration of the indebtedness under the Notes also constitutes an event of default under our New Senior Credit Facility.

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

Revenue Recognition

We record revenue, net of sales discounts and allowances, when all of the following have occurred: an agreement of sale exists, product delivery and acceptance has occurred, the sales price is fixed or determinable and collection is reasonably assured.

Sales with pay by scan arrangements are recognized when the products are sold by the retailers. Under this program, retailers do not take ownership of the inventory at their stores until the product is scanned at the check out register. Revenue is recorded at the point the retailer sells our product to their customer.

Sales Returns and Allowances: Amounts accrued for sales returns and allowance are maintained at a level believed adequate by management to absorb probable losses in the trade receivable due to sales returns and discounts and allowances. The provision rate is established by management using the following criteria: past sales returns experience, current economic conditions and other relevant factors, and are re-evaluated on a quarterly basis. The allowance is increased by provisions for sales returns and discounts and allowances and are netted against sales. We record revenue, net of sales discounts and allowances, when the risk of ownership is transferred to the customer. Allowances are provided at the time of revenue is recognized in accordance with SFAS No. 48, “Revenue Recognition When Right of Return Exists.”

Accounts Receivable and Allowance for Doubtful Accounts: Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. The allowance for doubtful accounts is maintained at a level believed adequate by management to reflect the probable losses in the trade receivable due to customer default, insolvency or bankruptcy. The provision is established by management using the following criteria: customer credit history, historical write-offs, customer current credit rating and other relevant factors, and is re-evaluated on a quarterly basis. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. The allowance is increased by provisions to bad debt expense and charged to general and administrative expenses.  All recoveries on trade receivables previously charged off are credited to bad debt expense, while direct charge-offs of trade receivables are deducted from the allowance.

Goodwill

In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," goodwill is not amortized, but instead is subject to an annual impairment review. Each of our locations represents a component of a single reporting unit as they each have similar economic characteristics, as defined in SFAS No. 142. As our operations are comprised of one reporting unit, we review the recoverability of our goodwill by comparing the fair value to the book value of equity. If our book value of equity exceeds fair value, the goodwill is written down to its implied fair value. We evaluate the carrying value of goodwill in the fourth quarter of each year and when events and circumstances indicate that the assets may be impaired.

Accrued Liabilities

Accrued liabilities include amounts accrued for expected claims costs relating to our insurance programs for workers’ compensation and auto liabilities. We have large deductibles for these lines of insurance, which means we must pay the portion of each claim that falls below the deductible amount. Our expected claims costs are based on an actuarial analysis that considers our current payroll and automobile profile, recent claims history, insurance industry loss development factors and the deductible amounts. We accrue our expected claims costs for each year on a ratable monthly basis with a corresponding charge against income. Management reviews the adequacy of the accruals at the end of each quarter. The accruals for the expected costs relating to our insurance programs for workers’ compensation and auto liabilities are maintained at levels believed by our management to adequately reflect our probable claims obligations. In addition, we accrue for additional amounts for claims that are expected to settle for more than the deductible amounts. These additional amounts are recorded in other liabilities and are offset by an equal amount in other assets, in the accompanying consolidated balance sheets, as these potential additional losses are fully insured.

Operating Leases

We lease certain land, office, trucks and warehouse facilities under various renewable long-term operating leases, which expire through 2013. All of the leases we enter into are accounted for in accordance with SFAS No. 13, “Accounting for Leases.” Certain of these leases include escalation clauses based upon changes in the consumer price index and/or the fair rental value of leased land and are accounted for on a straight-line basis over the term of the lease. Contingent rentals are not considered minimum lease payments and are included in rent expense as they are incurred. Rent concessions or lessor provided incentives are included in the minimum lease payments or are offset to rent expense in the case of non-contingent rentals. For contingent rentals, such concessions or incentives are recorded as an offset to rent expense as incurred.

Inventories

We determine the cost of inventory of nursery stock by accumulating costs associated with getting the plants ready for sale.  These costs include direct labor, overhead, materials (soil, water, containers, stakes, chemicals) and normal scrap.   Abnormal scrap is charged to cost of goods sold when incurred. Scrap occurs at both our nursery facilities and, in some cases, at the retailer, if the scrap relates to unsold consigned inventory associated with the Pay by Scan program.  Abnormal scrap includes scrap incurred outside of historically determined statistical levels. Abnormal scrap in many cases is caused by natural causes such as hurricanes or extreme freezes.  In addition, abnormal scrap also occurs when we determine we have excess or obsolete inventories, which can occur as a result of adverse changes in the market or incorrect forecasting of customer demand.  Costs are accumulated until the time of harvest, which for us means that they are ready for sale.  We allocate costs to individual plants in inventory using a methodology designed to estimate the relative value of the plants using factors such as plant size and growing cycle. We carry our inventory at the lower of cost or current replacement cost. We generally determine current replacement cost on a site by site basis. Nursery stock also includes plants that are not yet ready for sale.  Hines' ornamental nursery stock has an average growing period of approximately eighteen months. All nursery stock is classified as a current asset based on our normal operating cycle.  Materials and supplies not yet used in the production process are stated at the lower of cost (first-in, first-out) or market.

Income Taxes

Our operations are agricultural in nature and we derive significant benefits by qualifying to use the cash method of accounting for federal tax purposes. We record income taxes under the asset and liability method, whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Management evaluates the need to establish a valuation allowance for deferred tax assets based upon the amount of existing temporary differences, the period in which they are expected to be recovered and expected levels of taxable income. A valuation allowance to reduce deferred tax assets is established when it is “more likely than not” that some or all of the deferred tax assets will not be realized.

The Company accrues a liability for tax exposure items relating to matters where the Company does not believe it is probable that the tax position will be sustained.  New laws and new interpretations of laws and rulings by tax authorities may affect the liability for potential tax assessments. Due to the subjectivity and complex nature of the underlying issues, actual payments or assessments may differ from estimates. To the extent the Company’s estimates differ from actual payments or assessments, income tax expense is adjusted.

Impairment of Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” long-lived assets and intangible assets with determinate lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We evaluate potential impairment by comparing the carrying amount of the asset with the estimated undiscounted future cash flows associated with the use of the asset and its eventual disposition. Should the review indicate that the asset is not recoverable; our carrying value of the asset would be reduced to its estimated fair value, which is generally measured by future discounted cash flows.

Accounting Pronouncements Adopted

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under Accounting Principles Board (“APB”) Opinion No. 25. In March 2005, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin (“SAB”) 107, “Share-Based Payment,” which expresses views of the SEC Staff about the application of SFAS No. 123(R). SFAS No. 123(R) was to be effective for interim or annual reporting periods beginning on or after June 15, 2005, but in April 2005 the SEC issued a rule that SFAS No. 123(R) would be effective for annual reporting periods beginning on or after June 15, 2005. We adopted SFAS No. 123(R) on January 1, 2006 under the modified prospective transition method. The adoption of this standard did not have a material impact on our consolidated financial position, results of operations and cash flows.

In December 2004, the FASB issued SFAS No. 153, "Exchange of Non-Monetary Assets - An Amendment of ARB Opinion No. 29," which requires non-monetary asset exchanges to be accounted for at fair value. We are required to adopt the provisions of SFAS No. 153 for non-monetary exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of this standard did not have a material impact on our consolidated financial position, results of operations and cash flows.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” FASB No. 154 replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in an accounting principle. This standard applies to all voluntary changes in an accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. APB Opinion No. 20 previously required that most voluntary changes in an accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This standard requires retrospective application to prior periods’ financial statements of changes in an accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard did not have a material impact on our consolidated financial position, results of operations and cash flows.

In September 2006, the Securities and Exchange Commission (the “SEC”) issued SAB 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of determining whether the current year’s financial statements are materially misstated. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have a material impact on our consolidated financial position, results of operations or cash flows.

Recent Accounting Pronouncements

In June 2006, the FASB ratified Emerging Issues Task Force Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (“EITF 06-3”). The scope of EITF 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer. This issue provides that a company may adopt a policy of presenting taxes either gross within revenue or net. If taxes subject to this issue are significant, a company is required to disclose its accounting policy for presenting taxes and the amount of such taxes that are recognized on a gross basis. We do not believe the adoption of EITF 06-3 will have a material impact on our consolidated financial position, results of operations or cash flows.

In June 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 is effective for all uncertainty in income taxes recognized in the financial statements in fiscal years beginning after December 15, 2006. We do not believe the adoption of FIN 48 will have an impact on our consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosure about fair value measurements. This pronouncement applies to other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the requirements of SFAS No. 157 and the impact that the adoption of this standard may have on our consolidated financial statements.

Effects of Inflation

Management believes the Company's results of operations have not been materially impacted by inflation over the past three years.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As part of our ongoing business, we are exposed to certain market risks, including fluctuations in interest rates and commodity prices. We do not enter into transactions designed to mitigate market risks for trading or speculative purposes.

We have one fixed rate and one variable rate debt instrument. For the fixed-rate debt, interest rate changes affect the fair market value of such debt but do not impact earnings or cash flows. Conversely, for the variable-rate debt, interest rate changes generally do not affect the fair market value of such debt but do impact future earnings and cash flows, assuming other factors are held constant. At December 31, 2006 the carrying amount and estimated fair value of our debt was $178.1 million and $157.1 million, respectively. Given the current balance of our variable rate debt, we estimate a change in interest costs of approximately less than $0.1 million for every one-percentage point change in applicable interest rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements commence at page F-1 of this report and an index thereto is included in Part IV, Item 15 of this report.

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following selected unaudited quarterly financial data should be read in conjunction with the consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in the Annual Report on Form 10-K. Amounts presented in the tables have been restated for discontinued operations as discussed in Note 3 to the Consolidated Financial Statements, as well as for the correction of errors, as discussed in Note 2 to the Consolidated Financial Statements of the report and in the Company’s 10 Q/As for the first, second and third quarters of 2006 filed on July 10, 2007.

	Fourth	Third	Second	First
2006	Quarter	Quarter	Quarter	Quarter
		As Restated	As Restated	As Restated
	(In thousands, except share data)
Sales, net	$24,304	$37,478	$124,354	$46,434

Gross profit	9,525	9,762	57,518	20,034

Net loss	(11,479)	(30,252)	(449)	(4,292)

Net loss per common share:
Basic and Diluted	$(0.52)	$(1.37)	$(0.02)	$(0.19)

	Fourth	Third	Second	First
2005	Quarter (a)	Quarter	Quarter	Quarter
	(In thousands, except share data, as restated)
Sales, net	$23,215	$37,939	$135,561	$48,611

Gross profit	10,829	18,447	71,014	24,029

Net (loss) income	(10,787)	(5,331)	15,916	(1,621)

Net (loss) income per common share:
Basic and Diluted	$(0.49)	$(0.24)	$0.72	$(0.07)

(a) The information presented for the fourth quarter of 2005 has been corrected and restated for discontinued operations, as more fully described in Note 3 to the Consolidated Financial Statements, and the errors as discussed in more detail in Note 2 to the Consolidated Financial Statements. The fourth quarter adjustment of $0.2 million to gross profit was comprised of the correction for the inventory cost error of approximately $0.2 million and nominal amounts for the correction of the asset retirement obligations and workers’ compensation and auto insurance accruals errors. The change in net loss reflects the after tax effect of the corrections described above.

2005 - Fourth Quarter	As Originally Reported	As Restated for Correction of Errors	As Restated for Correction of Errors and Discontinued Operations
	(In thousands, except share data)
Sales, net	$37,659	$37,659	$23,215

Gross profit	11,527	11,721	10,829

Net loss	(10,374)	(10,787)	(10,787)

Net loss per common share:
Basic and Diluted	$(0.47)	$(0.49)	$(0.49)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

On November 16, 2006, the Company dismissed PricewaterhouseCoopers LLP ("PwC") as its independent registered public accounting firm. The Company’s Audit Committee participated in and approved the decision to change the Company’s independent registered public accounting firm.

The reports of PwC on the financial statements of the Company for the fiscal years ended December 31, 2005 and 2004 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle.

During the fiscal years ended December 31, 2005 and 2004 and through November 16, 2006, there have been no disagreements (as described in Regulation S-K Item 304(a)(1)(iv)) with PwC on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of PwC, would have caused PwC to make reference thereto in its report on the financial statements for such years.

During the fiscal years ended December 31, 2005 and 2004 and through November 16, 2006, there have been no reportable events (as described in Regulation S-K Item 304 (a)(1)).

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, solely as a result of the material weaknesses referenced below, the Company’s disclosure controls and procedures were not effective as of the end of the year ended December 31, 2006.

In connection with the preparation of our financial statements for the fiscal year ended December 31, 2006, we became aware of errors which affected each of the quarters of 2004 and 2005 and the first, second and third quarters of 2006. On May 3, 2007, the Company’s executive officers informed the Audit Committee of the Board of Directors that the Company's previously issued consolidated financial statements for the fiscal years ended December 31, 2004 and 2005, the interim periods contained therein, and the first, second and third quarters of 2006 should no longer be relied upon as a result of errors contained therein. The Audit Committee agreed with management's findings and concluded on such date that the consolidated financial statements for the years ended December 31, 2004 and 2005, the first, second, third and fourth quarters of 2005 and the first second and third quarters of 2006 should be restated. Please refer to Note 2 to the Consolidated Financial Statements for a description of the nature and impact of these errors.

In connection with the foregoing and in the course of the performance of the external audit of the Company’s consolidated financial statements as of and for the year ended December 31, 2006, certain material weaknesses in our internal controls were identified. A material weakness in internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected by a company’s internal controls over financial reporting. We have determined that, as of December 31, 2006, the following represented material weaknesses in our internal control over financial reporting:

• We did not have adequate policies and procedures and adequate review and oversight relating to the recording of inventory. For example, there was no policy or mechanism in place to identify abnormal scrap using statistical metrics, and there was no appropriate process in place to analyze the net realizable value of inventory. This lead to adjustments recorded in the restatement of the consolidated financial statements for the quarter ended September 30, 2006. In addition, there was no process in place to appropriately review and approve significant changes to our inventory costing methodology, resulting in errors which began in fiscal 2004 and continued into 2005 and the first three quarters of 2006. These deficiencies represent a material weakness in internal control over financial reporting because they did or could lead to material misstatements in the Company’s financial statements.

• We did not perform sufficient analysis and review of significant estimates and accounts, and certain journal entries were recorded without an appropriate level of documentation and support. For example, certain transactions were not appropriately analyzed, including the sale-leaseback transactions for the disposition of our Miami facility in 2005 and the disposition of our Vacaville property in 2006, nor did; we properly analyze the recoverability of our assets associated with our Trenton facility. These matters represent a material weakness in internal control over financial reporting because they could result in material misstatements to interim and annual consolidated financial statements that were not properly prevented or detected by the Company’s internal control. All identified errors related to this material weakness have been corrected in connection with the restatement of the consolidated financial statements for the applicable period.

• We had information technology general control deficiencies that in the aggregate were deemed to represent a material weakness in the control environment and were the result of a lack of communication and enforcement of control consciousness. These deficiencies in the aggregate represented more than a remote likelihood that a material misstatement of our annual or interim financial statements would not have been prevented or detected. These deficiencies included deficiencies related to logical and physical access requests, configuration changes, updates of control documentation and data backup and storage.

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

In addition to the remediation actions outlined above, we have taken steps to hire additional personnel with appropriate backgrounds in accounting to enhance our existing capabilities and we have taken steps to enhance the training and education provided to our finance and accounting personnel, including newly hired employees. We have also engaged outside consultants to advise us in connection with the design, implementation, documentation, and testing of our internal controls.

Changes in Internal Control Over Financial Reporting

There were no material changes in our internal controls over financial reporting during the fourth quarter of fiscal 2006 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

The following information required by the Items of Form 8-K set forth below is hereby disclosed:

Item 1.01 Entry into a Material Definitive Agreement

Waiver to Loan and Security Agreement

On April 30, 2007, Hines Nurseries, Inc. (“Hines Nurserires”), a wholly owned subsidiary of Hines Horticulture, Inc., entered into a Limited Waiver (the “Waiver”) to the Loan and Security Agreement, dated January 18, 2007, by and among Bank of America, N.A., PNC Bank, National Association, and GMAC Commercial Finance LLC (the “Loan and Security Agreement”). Pursuant to the Waiver, the required lenders under the Loan and Security Agreement waived certain defaults under the Loan and Security Agreement and extended to May 28, 2007 the deadline for filing of the financial statements for the fiscal year ended December 31, 2006 and the fiscal quarter ended March 31, 2007. This waiver was granted for the period commencing on the date of the Waiver through May 28, 2007.

Pursuant to a second waiver dated May 29, 2007, the required lenders waived certain defaults under the Loan and Security Agreement and extended to June 28, 2007 the deadline for filing of the financial statements for the fiscal year ended December 31, 2006 and the fiscal quarter ended March 31, 2007. On June 28th, 2007 Hines Nursuries received permission from its lender to file our 2006 Form 10-K on June 29, 2007.

On June 21, 2007, Hines Nurseries entered into a third waiver to the Loan and Security Agreement. Pursuant to the third waiver, the required lenders waived certain defaults under the Loan and Security Agreement and extended to July 20, 2007 the deadline for filing of the financial statements for the fiscal quarter ended March 31, 2007. This waiver was granted for the period commencing on the date of the third waiver through July 20, 2007.

On July 3, 2007, Hines Nurseries entered into a fourth waiver to the Loan and Security Agreement, effective as of June 28, 2007. Pursuant to this waiver, the required lenders waived certain defaults under the Loan and Security Agreement, extended to July 13, 2007 the deadline for us to deliver our annual financial statements for the fiscal year ended December 31, 2006, and extended to July 31, 2007 the deadline for us to deliver our quarterly financial statements for the fiscal quarter ended March 31, 2007.

The foregoing description of each waiver is only a summary and is qualified by reference to each waiver in its entirety, as filed as Exhibits 10.51, 10.52, 10.53 and 10.54, respectively, hereto and incorporated herein by reference.

Amendment to Irvine, California Agreement

On January 1, 2007, the Company entered into an amendment to the Amended and Restated Lease Agreement dated September 1, 1996. Previously, the Company had agreed to exit 254 acres at its Irvine, California headquarters. This amendment extended the lease with respect to 50 of the acres to be vacated until June 30, 2007.

The foregoing description of the Amendment to Amended and Restated Ground Lease dated January 1, 2007, is only a summary and is qualified by reference to the agreement in its entirety, which is filed as Exhibit 10.46 hereto and incorporated herein by reference.

Item 2.01

Item 2.01. Completion of Acquisition or Disposition of Assets

Sale of Assets in Miami, Florida

As disclosed in a Form 8-K/A filed on February 5, 2007, on October 2, 2006, Hines Nurseries completed the sale of the certain inventory, vehicles, farm equipment and other assets located at Hines Nurseries' Miami, Florida facility (the “Miami Assets”) to Costa Nursery Farms, LLC, a Florida, limited liability company (“Costa”) and Pure Beauty Farms, Inc., a Florida corporation (“Pure Beauty”), pursuant to the asset purchase agreement dated October 2, 2006 between Hines Nurseries and Costa and the asset purchase agreement dated October 2, 2006 between Hines Nurseries and Pure Beauty (collectively, the “Miami Purchase Agreements”). Copies of the Miami Purchase Agreements are listed as Exhibits 10.34 and 10.35 to this Form 10-K.

The purchase price for the Miami Assets was approximately $4.1 million. There are no material relationships, other than with respect to the Miami Purchase Agreements, between the Company, Hines Nurseries or their respective directors, officers (or any associate of any such director or officer) or affiliates on the one side and Costa and Pure Beauty or their respective officers, directors (or any associate of any such director or officer) or affiliates on the other side.

Item 9.01. Financial Statements and Exhibits

(b)(1) Pro Forma Financial Information

Unaudited pro forma financial information, including income statements for the twelve month period ended December 31, 2005 and nine month period ended September 30, 2006 and balance sheet for the period ended September 30, 2006 was filed as Exhibit 99.1 to the Form 8-K/A filed on February 5, 2007.

Item 5.02 Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers

(e)  Severance Agreement

As previously disclosed, Lincoln Moehle, the former Vice President of Operations of the Company’s eastern region, left the Company effective January 26, 2007. In connection with Mr. Moehle’s departure, the Company entered into a Severance and Release Agreement with Mr. Moehle on December 29, 2006 (the “Severance Agreement”). Pursuant to the terms of the Severance Agreement and in consideration for the releases and agreements of Mr. Moehle contained therein, Mr. Moehle is entitled to receive a one time severance payment of $73,684, less applicable withholding, and continued health, dental and vision insurance through June 29, 2007.

The foregoing description of the Severance Agreement is only a summary and is qualified in its entirety by reference to the full terms and conditions of the Severance Agreement, which is filed as Exhibit 10.49 hereto and incorporated herein by reference.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names, ages and positions of the Company’s executive officers and directors as of June 26, 2007. Their respective backgrounds are described below.

EXECUTIVE OFFICERS AND DIRECTORS

NAME	AGE	POSITION

Robert A. Ferguson	49	Chief Executive Officer, President and a Director of Hines

Claudia M. Pieropan	51	Chief Financial Officer, Secretary and Treasurer of Hines and Hines Nurseries

Stephen C. Avery	55	Vice President of Operational Excellence and Human Resources

Jeffrey Dunbar	49	Vice President of Supply Chain

James J. O'Donnell	47	Vice President of Marketing and Sales

Edwin G. Summers, Jr.	51	Vice President of Operations

G. Ronald Morris (1)(2)(3)(4)	70	Director

Stan R. Fallis (1)(2)(3)	66	Director

Thomas R. Reusche (2)	52	Director

James R. Tenant (1)(2)(3)	54	Director

Paul R. Wood (3)	53	Director

(1) Member of the Audit Committee
(2) Member of the Compensation Committee
(3) Member of the Nomination and Corporate Governance Committee
(4) Mr. Morris has announced his intention to resign as a director effective at the conclusion of the Company's 2007 annual meeting

Directors

Robert A. Ferguson

Mr. Ferguson has served as President and Chief Executive Officer and as a director of Hines since March 2004. Mr. Ferguson served as Acting Chief Executive Officer and President and Chief Operating Officer of Hines and Hines Nurseries, a wholly-owned subsidiary of Hines, from August 2003 until March 2004. He served as Chief Operating Officer and Acting President of Hines and Hines Nurseries, from February 2003 to August 2003. Mr. Ferguson served as President of the Nursery Division for Hines Nurseries from June 2000 to February 2003. He served as Vice President of the Hines Nurseries Southern Region from January 1999 to June 2000. Prior to that, Mr. Ferguson served with us in various site, production and sales management positions since 1983.

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

Thomas R. Reusché

Mr. Reusché has served as a director of Hines and Hines Nurseries since August 1995. Mr. Reusché has also served as Chairman of the Board from March 2004 to April 2007. Mr. Reusché served as Secretary and Treasurer of Hines from August 1995 until June 1998 and as Assistant Secretary of Hines from June 1998 to June 2000. Mr. Reusché also served as a Vice President and Assistant Secretary of Hines Nurseries from August 1995 to June 2000. From its formation in January 1993 until his retirement in September 2003, Mr. Reusché served as a principal of Madison Dearborn Capital Partners, L.P. (“MDCP”), a private equity investment firm which is Hines’ largest stockholder, and as a Vice President or as a Managing Director of Madison Dearborn Partners, Inc., MDCP’s indirect general partner (“MDP”). Prior to that time, Mr. Reusché was a senior investment manager at First Chicago Venture Capital, which comprised the private equity investment activities of First Chicago Corporation, the holding company parent of First National Bank of Chicago. Mr. Reusché serves on the boards of directors of Stericycle Inc. and a number of private companies.

James R. Tennant

Mr. Tennant has served as a director of Hines since October 1998 and as Chairman of the Board since April 2007. Mr. Tennant served as Chairman and Chief Executive Officer of Home Products International, a manufacturer and full-service marketer of quality consumer houseware products, from April 1994 to December 2004.

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

Executive Officers

Robert A. Ferguson

Mr. Ferguson’s business biography is referenced above.

Claudia M. Pieropan

Ms. Pieropan has served as Chief Financial Officer of Hines and Hines Nurseries since January 1996 and as Secretary and Treasurer of Hines and Hines Nurseries since June 1998. Previously Ms. Pieropan served as the Vice President of Finance and Administration of Sun Gro Horticulture, Inc., a growing media company, from October 1991 until December 1995. Ms. Pieropan also serves as the Company’s principal accounting officer and principal financial officer. Prior to that time, Ms. Pieropan practiced with PricewaterhouseCoopers LLP in Montreal, Toronto and Vancouver, Canada from 1977 to 1991.

Stephen C. Avery

Mr. Avery joined Hines in May 2006 as Vice President Operational Excellence and Human Resources. Previously Mr. Avery served as Executive Vice President Operational Excellence and Human Resources at Valeant Pharmaceuticals from January 2005 to May 2006 and provided Executive Associate consulting services with Human Capital Associates from March 2001 to January 2005 for various companies including Lockheed Martin and Merck. Mr. Avery held positions of increasing responsibility in the operations and human resources functions at Gateway Computers, Engelhard Inc, and Phillips Petroleum between 1977 and 2000. Mr. Avery received his BS in Psychology and MA in Organization Behavior from Brigham Young University.

Jeffrey Dunbar

Mr. Dunbar joined Hines in May 2006 as Vice President Supply Chain. Previously Mr. Dunbar served as Vice President Operations at Tree of Life North America a provider of natural and specialty food products from 2005 to 2006 and as Senior Vice President Strategic Planning and Supply Chain for Wise Foods between 2003 and 2005. Prior to this Mr. Dunbar held Director level distribution positions at various consumer goods companies including Kellogg Company, Keebler Company, and Revlon Incorporated. Mr. Dunbar received his BA from Kean University of New Jersey and his MBA from Georgia State University.

James J. O’Donnell

James O’Donnell has served as Vice President, Sales and Marketing since October 2006. Prior to joining Hines Horticulture, Inc., Mr. O’Donnell served separately as Vice President of Sales and as Vice president of Marketing at Ampad. He began his career at Duracell, which was eventually acquired by The Gillette Company, where he rose to Vice President, OEM Sales and Marketing, Global Business Management and Vice President New Products, Global Business Management. Mr. O’Donnell received his MBA in 1993 and his BS degree in 1981 from St. Joseph's University, Philadelphia, PA.

Edwin G. Summers, Jr.

Mr. Summers has served as Vice President of Operations since 2006. From 2005 to 2006 Mr. Summer served as Vice President of Operations for the company’s Western Region and as Vice President and General Manager of the Company’s Irvine, California nursery from 2001 to 2005. He served as Vice President of the Nursery Division from 1996 to 2000 and as General Manager of the Company's Irvine, California nursery from 1988 to 1996. Mr. Summers served in numerous executive management positions since 1984. He has served as a statistical analyst to the USDA from 1981 to 1984 and as an instructor in the Department of Horticulture at the University of Maryland from 1979 to 1981. Mr. Summers received his BS from Salisbury State University in 1977, his MS in Horticulture from the University of Maryland in 1979, and  a  Ph.D. in Horticulture from the University of Maryland in 1983.

Audit Committee

The Company has a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended. The members of the Audit Committee are Stan R. Fallis, G. Ronald Morris and James R. Tenant. The Board has determined that each of these directors is independent for purposes of the rules of the NASDAQ Stock Market and the Securities and Exchange Commission (“SEC”) as they relate to audit committee members. The Board has also determined that Mr. Fallis is an “Audit Committee Financial Expert” as defined under the rules of the SEC.

Section 16(a) Beneficial Ownership Reporting Compliance

The Company’s executive officers, directors and owners of more than 10 percent of the Company’s securities are required under Section 16(a) of the Exchange Act to file reports of ownership and changes in ownership with the SEC. Pursuant to regulations adopted under the Sarbanes-Oxley Act of 2002, most transactions are now reportable within two business days of the transaction and are required to be filed electronically with the SEC through its EDGAR system. To facilitate compliance, the Company assists with the preparation and filing of these reports on behalf of the Company’s executive officers and directors. Hines is required to disclose in this Form 10-K any late filings or failures to file.

Based solely upon a review of the filings made by the Company’s executive officers and directors furnished to the Company pursuant to the Exchange Act during 2006 and written representations that no other reports were required during 2006, as well as the Company’s records, all required reports were timely filed, except that the initial statements of beneficial ownership on Form 3 for each of Mr. Stephen C. Avery and Michael J. Trebing were not timely filed.

Code of Ethics

The Company has adopted a code of conduct and ethics that applies to all directors, officers and employees. The code of conduct and ethics is posted on the Company’s website, the address of which is www.hineshorticulture.com and is available in print to any shareholder upon written request addressed to: Hines Horticulture, Inc., Attention: Investor Relations Department, 12621 Jeffrey Road, Irvine, CA 92620. The Company intends to include on its website any amendments to, or waivers from, a provision of its code of conduct and ethics that applies to the Company’s executive officers that relates to any element of the code of conduct and ethics definition enumerated in Item 406(b) of Regulation S-K.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The following Compensation Discussion and Analysis describes the duties, responsibilities and role of our Compensation Committee as well as the material elements of compensation for the Company’s executive officers identified in the Summary Compensation Table set forth below (the “Named Executive Officers”).

Objectives of Our Compensation Program

The primary objective of the Company’s compensation program, including our executive compensation program, is to maintain a compensation program that will fairly compensate our executives and employees, attract and retain qualified executives and employees who are able to contribute to our long-term success, encourage performance consistent with clearly defined corporate goals and align our executives’ long-term interests with those of our stockholders. To that end, the Company’s compensation practices are intended to:

•	tie total compensation to Company performance and individual performance in achieving financial and non-financial objectives; and

•	closely align senior management’s interests with stockholders’ interests through long-term equity incentive compensation.

Role of the Compensation Committee

The Compensation Committee determines the compensation of Hines’ Chief Executive Officer and its other executive officers. In addition, the Compensation Committee is responsible for adopting, reviewing and administering Hines’ compensation policies and programs, including the cash bonus incentive plan and equity incentive plan, which are discussed in more detail below. In reviewing Hines’ compensation programs, the Compensation Committee intends to adhere to a compensation philosophy that (i) seeks to attract and retain qualified executives who will add to the long-term success of Hines, (ii) promotes the achievement of operational and strategic objectives, and (iii) compensates individuals commensurate with each executive’s level of performance, level of responsibility and overall contribution to the success of Hines.

In determining the compensation of Hines’ Chief Executive Officer and other executive officers, the Compensation Committee considers the financial condition and operational performance of Hines during the prior year. In determining the executive compensation for executive officers other than Mr. Ferguson, our Chief Executive Officer, the Compensation Committee considers the recommendations of Mr. Ferguson. In making his recommendations, Mr. Ferguson receives information from our human resources department and this information is also made available to the Compensation Committee. The Committee also considers publicly available market and other data on executive compensation matters.

The Compensation Committee reviews the compensation practices of other companies, based in part on market survey data. The Compensation Committee does not benchmark the Company’s compensation program directly with other publicly-traded companies or other companies with which we directly compete for talent, since our competitors are predominantly privately held companies for which executive compensation information is not available. The Compensation Committee compares our executive compensation program as a whole with the programs of other companies for which survey data is available, and also compares the pay of individual executives if the jobs are sufficiently similar to make the comparison meaningful. The Committee uses peer group survey data primarily to ensure that our executive compensation program as a whole is competitive, when the Company achieves the targeted performance levels.

Components of Executive Compensation for Fiscal 2006

The elements of the Company’s compensation program are base salary, annual bonus and long-term equity incentives. Our compensation program is designed to balance our need to provide our executives with incentives to achieve our short- and long-term performance goals with the need to pay competitive base salaries. Each Named Executive Officer’s current and prior compensation is considered in setting future compensation.

In addition, the employment agreements with certain of our Named Executive Officers provide for other benefits, including retirement benefits and potential payments upon termination of employment for a variety of reasons. Each of the elements of our executive compensation program is discussed in the following paragraphs.

Base Salaries

Base salary is the guaranteed element of employees’ annual cash compensation. Base salaries generally vary based on a number of factors, including the executive’s experience level and scope of responsibility, performance level, future potential and overall contribution. The value of base salary also reflects the employee’s long-term performance, skill set and the market value of that skill set. Base salaries for our Named Executive Officers are reviewed on an annual basis and adjustments are made to reflect performance-based factors, as well as competitive conditions. The Company does not apply specific formulas to determine increases. In setting base salaries for 2006, the Compensation Committee considered the following factors:

•	The Company’s overall financial condition;

•	Individual performance;

•	Level of responsibility; and

•	Competitive market conditions.

The Company’s employment agreements with Mr. Ferguson, Mr. Summers and Ms. Pieropan also provide that their respective annual salaries shall be their current salary rates or such other greater amount as may be determined by the board of directors from time to time. None of the Named Executive Officers received an increase in base salary for fiscal 2006 compared to the prior fiscal year.

Annual Cash Bonuses

The Company believes that as an employee’s level of responsibility increases, a greater portion of the individual’s cash compensation should be variable and linked to both quantitative and qualitative expectations, including key operational and strategic metrics. To that end, the Company has established an annual cash bonus program in order to align executives’ goals with the Company’s strategic and tactical objectives.

Each of Hines’ executive officers participates in the Company’s Executive Incentive Plan (the “Hines Bonus Plan”), which enables them to be eligible to earn an annual cash bonus based upon meeting certain performance metrics.

Within the overall context of Hines’ pay philosophy and culture, the objectives of the Hines Bonus Plan are to:

•	Provide competitive levels of total cash compensation;

•	Align pay with organizational and individual performance;

•	Focus executive attention on key business metrics;

•	Provide a significant incentive for achieving and exceeding performance goals;

•	Create a focus on shareholder value; and

•	Be easily understood and easily administered.

For the Named Executive Officers, the performance metrics under the Hines Bonus Plan include corporate performance and individual-specific goals. Corporate performance may be measured with reference to, among other things, operating cash flows (defined as earnings before interest, taxes, depreciation and amortization and adjusted for maintenance capital expenditures and changes in inventory), net sales and return on sales. Individual performance goals are tied to the Company’s business plan, may be quantitative or qualitative in nature, and for 2006 included such measures as executing new sales models and improving productivity.

The mix of Company-wide and individual-specific performance goals to which annual cash bonuses are tied varies based on the role and seniority of the executive or manager. For 2006, with respect to each of the Named Executive Officers, 90% of the potential annual cash bonus was tied to Company-wide performance metrics and 10% was tied to individual-specific performance goals. The total potential annual cash bonus available to Named Executive Officers for 2006 was targeted at levels between 50% and 70% of annual base salary.

Specific performance standards, both corporate and individual, are recommended by management and approved by the Compensation Committee on an annual basis. For 2006, the corporate performance measures consisted of the attainment of budgeted levels of free cash flow and net sales, with a weight of 70% attached to the free cash flow metric and 30% to the net sales metric. For the free cash flow metric, achievement of less than a threshold of 90% of the budgeted level would result in no bonus payment under any element of the Hines Bonus Plan. Achievement of the threshold level of free cash flow performance would result in a minimum payout of 50% of the targeted bonus with respect to that metric, and higher levels of achievement would result in greater payouts up to a maximum payout of 150% of the targeted bonus for achievement of 120% of the budgeted level. For net sales, achievement of less than a threshold of 95% of the budgeted level would result in no bonus payment with regard to that metric. Achievement of the threshold level of net sales performance would result in a minimum payout of 90% of the targeted bonus with respect to that metric, and higher levels of achievement would result in greater payouts up to a maximum payout of 150% of the targeted bonus for achievement of 120% of the budgeted level.

The Compensation Committee reviewed the performance objectives and corresponding results for 2006 and determined that the threshold performance levels had not been met. As a result, no payments were made for 2006 under the Hines Bonus Plan.

Long-Term Equity Incentives

Long-term incentive awards are a key element of the Company’s total compensation package for individuals in significant positions of responsibility. Such awards may be made under the Hines Amended and Restated 1998 Long-Term Equity Incentive Plan (the “1998 Stock Plan”) to senior management and select employees who are key to the Company’s achievement of its long-term goals. The purpose of the 1998 Stock Plan is to promote the long term growth and profitability of Hines by (i) providing certain directors, officers and employees with incentives to maximize stockholder value, and (ii) enabling Hines to attract, retain and reward the best available persons for positions of responsibility. The 1998 Stock Plan provides for a variety of long-term awards including incentive or non-qualified stock options, restricted stock, stock appreciation rights and performance awards.

Under the 1998 Stock Plan, the Board and the Compensation Committee have broad authority to award equity-based compensation arrangements to any eligible employee, director, consultant, or advisor of Hines. An aggregate of approximately 3.6 million shares of Common Stock are reserved for issuance upon the exercise of awards granted to eligible participants under the 1998 Stock Plan. Since the ultimate value of stock options bears a direct relationship to the market price of the Common Stock, the Committee believes that awards under the 1998 Stock Plan can be an effective incentive for Hines’ management to create value for Hines’ stockholders. Awards under the 1998 Stock Plan are made in the discretion of the Board of Directors, upon recommendation from the Compensation Committee. No awards were granted to any executive officer under the 1998 Stock Plan in 2006, due to the Company’s performance during that period.

Perquisites and Other Benefits

The Company does not provide significant perquisites or personal benefits to executive officers, other than the health insurance premiums. Hines provides automobiles for the use of certain of the Named Executive Officers, including Mr. Ferguson, under the Hines automobile policy. The costs associated with these benefits for Named Executive Officers are included in the Other Compensation column of the Summary Compensation Table, to the extent earned in 2006.

Employment and Severance Agreements

Each of Mr. Ferguson, Ms. Pieropan and Mr. Summers is party to an employment agreement with the Company (collectively, the “Employment Agreements”), each of which has materially similar terms. The principal purpose of the employment agreements is to protect the Company from certain business risks (e.g., threats from loss of confidentiality or trade secrets, disparagement, solicitation of customers and employees) and to define the Company’s right to terminate the employment relationship. In return, the executive officers are provided assurances with regard to salary, other compensation and benefits, as well as certain severance benefits.

The Employment Agreements provide that the executives shall devote full time attention, skill and ability to discharge the duties assigned to them, and to use their best efforts to promote and protect the interests of Hines. The Employment Agreements are terminable by each of the respective parties thereto at any time, for any reason and with or without cause, upon 30 days advance written notice. The Employment Agreements provide for an annual base salary (which may be increased by the Board of Directors), an annual cash bonus in an amount determined by the Board of Directors, participation in any senior management equity incentive plan which Hines adopts, participation in the Company’s employee’s life insurance program, certain short-term disability benefits, vacation in accordance to the Company’s standard vacation policy, automobile allowance and expense reimbursements.

Each of Mr. Ferguson, Ms. Pieropan and Mr. Summers is entitled to receive certain benefits upon termination of his or her employment without “Cause,” or upon his or her resignation for “Good Reason,” as more fully detailed below under “Termination and Change in Control Payments.”

The employment agreements are intended to preserve employee productivity and encourage retention. They are also intended to align executive and shareholder interests by enabling executives to consider corporate transactions that are in the best interests of the shareholders and other constituents of the Company without undue concern over whether the transactions may jeopardize the executives’ own employment.

Each of Messrs. Avery, Dunbar and O’Donnell is party to a severance agreement with the Company. The principal purpose of the severance agreements is to define the Company’s right to terminate the employment relationship and, in return, to provide the executive officers assurances with regard to severance benefits under various circumstances which may accompany termination of employment. A description of the terms of their severance agreements can be found below under the caption “Termination and Change in Control Payments.”

Employee Benefits

The Company offers employee benefits coverage to:

•	provide our workforce with a reasonable level of financial support in the event of illness or injury, and

•	enhance productivity and job satisfaction through programs that focus on work/life balance.

Benefits, which are available to all full time employees, include executive officers of the Company, and include medical and dental coverage, disability insurance, life insurance and the 401(k) Plan. The executive officers of the Company, including the Named Executive Officers, participate in these plans on the same basis as all other employees. The cost of employee benefits is partially borne by the participating employee, including each executive officer.

The Impact of Favorable Accounting and Tax Treatment on Compensation Program Design

Favorable accounting and tax treatment of the various elements of our compensation programs is an important consideration in their design; however, it is not the sole consideration.

Section 162(m) of the Internal Revenue Code limits the deductibility of certain items of compensation paid to the Chief Executive Officer, Chief Financial Officer and to each of the Named Executive Officers (the “Covered Employees”) to $1.0 million annually. Although the Company’s bonus program has not been designed to provide for the deductibility of compensation to Covered Employees for the short-term compensation awards provided thereunder, the 1998 Stock Plan has been designed to provide for the deductibility of certain compensation to the Covered Employees for the long-term incentive awards under that Plan. Similar to the decisions made with respect to the bonus programs, the Compensation Committee reserves the right to provide for compensation to employees which may not be deductible.

In the first quarter of 2006, the Company adopted the provisions of SFAS 123(R), which requires the fair value of options to be recorded as compensation cost in the consolidated financial statements. Because all options granted are fully vested as of December 31, 2005, the adoption of SFAS 123(R) resulted in no additional compensation costs to be recognized. However, it may have such an effect in the future.

Stock Ownership Requirements

The board of directors has historically encouraged its members and members of senior management to acquire and maintain stock in the Company to link the interests of such persons to the stockholders. However, neither the board of directors nor the Compensation Committee has established stock ownership guidelines for members of the board of directors or the executive officers of the Company.

Compensation Committee Report

The Compensation Committee, comprised of independent directors, reviewed and discussed the above Compensation Discussion and Analysis (“CD&A”) with the Company’s management. Based on such review and discussions, the Compensation Committee recommended to the Company’s Board of Directors that the CD&A be included in this annual report on Form 10-K for the fiscal year ended December 31, 2006 and proxy statement on Schedule 14A relating to the upcoming annual meeting.

G. Ronald Morris, Chairman
Stan R. Fallis
Thomas R. Reusché
James R. Tennant

Summary Compensation Table

							Change in
							Pension
							Value and
							Nonqualified
						Non-Equity	Deferred
				Stock	Option	Incentive Plan	Compensation	All Other
		Salary (1)	Bonus	Awards	Awards	Compensation	Earnings	Compensation (2)	Total (3)
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Executive officers as of December 31, 2006

Robert A. Ferguson	2006	$325,000	$-	$-	$-	$-	$-	$19,776	$344,776
Chief Executvie Officer
President, Director

Claudia M. Pieropan	2006	218,064	-	-	-	-	-	12,801	230,865
Chief Financial Officer
Secreatry and Treasurer

Stephen C. Avery	2006	126,923	-	-	-	-	-	19,084	146,007
Vice President
Operational Excellence & Human Resources

Jeffrey Dunbar	2006	107,308	-	-	-	-	-	3,186	110,494
Vice President
Supply Chain

Edwin G. Summers, Jr.	2006	224,433	-	-	-	-	-	14,064	238,497
Vice President
Operations

Employees who have served as executive officers during fiscal year 2006, but were not executive officers as of December 31, 2006

Lincoln B. Moehle	2006	$147,369	$-	$-	$-	$-	$-	$11,785	$159,154

Michael J. Trebing	2006	192,536	-	-	-	-	-	10,859	203,395

(1)	Salary. The amounts reported in this column represent base salaries paid to each of the Named Executive Officers for fiscal 2006.

(2)
All Other Compensation. The amounts reported in this column represent the aggregate dollar amount for each Named Executive Officer for perquisites and other personal benefits. Under rules of the SEC, the Company is required to identify by type all perquisites and other personal benefits for a Named Executive Officer if the total value for that individual equals or exceeds $10,000, and to report and quantify each perquisite or personal benefit that exceeds the greater of $25,000 or 10% of the total amount for that individual. The amounts disclosed in this column consist of health insurance premiums, contributions for a Company provided automobile and life insurance premiums. In addition, amounts in this column for Mr. Avery also include amounts received for housing allowance.

(3)	Total Compensation. The amounts reported in this column are the sum of the prior columns for each of the Named Executive Officers.

Fiscal 2006 Grants of Plan Based Awards

No incentive plan-based awards, equity or otherwise, were awarded in fiscal 2006.

Outstanding Equity Awards At Fiscal 2006 Year-End

	Option Awards					Stock Awards
Equity
Incentive
								Equity	Plan
								Incentive	Awards:
			Equity					Plan	Market or
			Incentive					Awards:	Payout
			Plan					Number of	Value of
			Awards:				Market	Unearned	Unearned
	Number of	Number of	Number of			Number of	Value of	Shares,	Shares,
	Securities	Securities	Securities			Shares or	shares or	Units or	Units or
	Underlying	Underlying	Underlying			Units of	Units of	Other	Other
	Unexercised	Unexercised	Unexercised	Option		Stock That	Stock That	Rights That	Rights That
	Options	Options	Unearned	Exercise	Option	Have Not	Have Not	Have Not	Have Not
	(#)	(#)	Options	Price	Expiration	Vested	Vested	Vested	Vested
Name	Exercisable	Unexercisable	(#)	($)	Date	(#)	(#)	(#)	(#)
Executive officers as of December 31, 2006

Robert A. Ferguson	100,000	-	-	$5.50	6/22/2008	-	-	-	-
	100,000	-	-	$5.50	2/18/2013	-	-	-	-

Claudia M. Pieropan	100,000	-	-	$5.50	2/18/2013	-	-	-	-

Stephen C. Avery	-	-	-	-		-	-	-	-

Jeffrey Dunbar	-	-	-	-		-	-	-	-

Edwin G. Summers, Jr.	30,001	-	-	$5.50	2/18/2013	-	-	-	-

Employees who have served as executive officers during fiscal year 2006, but were not executive officers as of December 31, 2006

Lincoln B. Moehle (1)	10,000	-	-	$5.50	2/18/2013	-	-	-	-

Michael J. Trebing (1)	30,000	-	-	$5.50	2/18/2013	-	-	-	-

(1)
Pursuant to the 1998 Stock Plan, options expire 90 days after an employee’s departure if such departure is due to any reason besides death, disability, retirement or for cause. Messrs. Moehle and Trebing departed from the Company on January 26, 2007 and March 30, 2007, respectively.

Pension Benefits

The Company does not accrue pension benefits to its senior executives, including the Named Executive Officers.

Non-Qualified Deferred Compensation

The Company does not have a non-qualified deferred compensation plan.

Termination and Change in Control Payments

Set forth below are the elements of compensation that would be paid to each Named Executive Officer under various post-employment and change-in-control scenarios under (i) the terms of existing employment agreements, (ii) the terms of existing severance agreements and (iii) the terms of the 1998 Stock Plan.

In addition to the below amounts, in connection with any termination of employment, each Named Executive Officer would be entitled to receive the following: (i) all vested amounts paid by the Company under its 401(k) plan or any similar plans, (ii) all amounts earned through the date of termination but not yet paid (bonuses, sick pay and benefits available under existing benefit plans to the extent applicable, etc.) and (iii) the value of all vested equity awards, whether in the form of share appreciation rights or stock options. We have not included these elements of compensation below nor have we valued these elements because they are not “triggered” by any termination of employment or change in control. Information regarding the equity-based incentive awards currently held by the Named Executive Officers can be found in the table above entitled “Outstanding Equity Awards at Fiscal 2006 Year-End.”

Two of our Named Executive Officers for fiscal 2006, Messrs. Moehle and Trebing, ceased being executive officers of the Company as of October 2006 and March 2007, respectively. The post-employment compensation that was paid to Messrs. Moehle and Trebing is described below under the caption “Severance Payments to Former Executive Officers”.

Employment Agreements

Each of Mr. Ferguson, Ms. Pieropan and Mr. Summers is a party to an employment agreement with the Company, and each such agreement contains materially similar severance terms (the “Employment Agreements”). Each element of post-employment compensation contained in the Employment Agreements is described below.

Involuntary Termination Without Cause/Disability

If the executive’s employment is terminated for any reason, other than for Cause (as defined below), death or the executive’s voluntary “at-will” termination, the executive will receive the following severance benefits:

•	cash severance equal to two times annual base salary, paid within thirty days;

•	a pro rata share of the executive’s bonus for the fiscal year in which such termination occurs; and

•	continued payment of health insurance benefits for a one-year period following such termination.

Involuntary Termination for Cause/Death

If the executive’s employment is terminated for Cause or if the executive dies, he or she is entitled to continued payment of health insurance benefits for a one-year period following such termination. Under certain circumstances, the executive is entitled to voluntarily terminate his or her employment for Cause.

Voluntary “At-Will” Termination

If the executive voluntarily terminates his or her employment he or she is not entitled to severance benefits unless he or she terminates such employment for Cause.

Severance Agreements

Each of Messrs. Avery, Dunbar and O’Donnell is party to a severance agreement with the Company, each of which contains materially similar terms (collectively, the “Severance Agreements”). Each element of post-employment compensation contained in the Severance Agreements is described below.

Involuntary Termination Without Cause/Voluntary Resignation With “Good Reason”

If the executive’s employment is terminated without cause, as defined below, or voluntarily for good reason, as defined below, the executive is entitled to the following severance benefits:

•
a lump sum payment equal to six months of his then-current monthly base salary less deductions or withholdings permitted or required by applicable law within 30 days of the date of his termination or resignation;

•
any bonus amount which he earned as determined in accordance with applicable terms and conditions for the fiscal year ended prior to the date of his termination and which remains unpaid to him as of the date of his termination or resignation, which bonus shall be paid to him at the same time that other bonuses for such ended fiscal year are paid to other employees of the Company, consistent with past practices; and

•
the pro rata portion of any bonus which he otherwise would have been entitled to receive had he otherwise been employed by the Company on the last day of the fiscal year during which his terminated was effective, which bonus shall be paid to him at the same time that other bonuses for such ended fiscal year are paid to other employees of the Company, consistent with past practices.

Involuntary Termination for Cause/Voluntary Resignation Without Good Reason/Disability/Death

If the executive’s employment is terminated with cause, or the executive voluntarily resigns without Good Reason (as defined below), the executive is entitled to no severance benefits.

1998 Long-Term Equity Incentive Plan (“1998 Stock Plan”)

In addition, the post-employment benefits described below are available to all eligible participants in the 1998 Stock Plan, including the Named Executive Officers. No awards were granted under 1998 Stock Plan during fiscal 2006.

Change in Control

•
If there is a Change in Control (as defined below) of the Company and an executive is terminated within one year thereafter, all stock options and stock appreciation rights shall become fully vested and exercisable immediately prior to such termination and remain so for one year after the date of termination.

•	All restrictions on restricted stock will lapse.

•
The executive shall earn a proportionate portion of any performance award based upon the elapsed portion of the period over which performance is measured and the Company’s performance over that portion of such period.

Retirement with Approval of the Compensation Committee (“Retirement”)

•
All stock options and stock appreciation rights that were exercisable on the date of a Retirement remain exercisable for a period of up to three years after the date of Retirement (provided that the executive does not compete with the Company during such three-year period), but in no event after the expiration date of the options or stock appreciation rights; and all options and stock appreciation rights unvested on the date of Retirement may become fully vested and exercisable in the discretion of the Compensation Committee.

•	Restrictions on restricted stock may lapse in the discretion of the Compensation Committee.

•
The executive shall earn a proportionate portion of any performance award based upon the elapsed portion of the period over which performance is measured and the Company’s performance over that portion of such period.

Death or Disability

•
Stock options and stock appreciation rights shall become fully vested and exercisable and shall remain so for one year from the date of death or disability, but in no event after the expiration date of the options or stock appreciation rights.

•	All restrictions on restricted stock will lapse.

•
The executive shall earn a proportionate portion of any performance award based upon the elapsed portion of the period over which performance is measured and the Company’s performance over that portion of such period.

Definitions of “Cause,” “Change of Control” and “Good Reason”

For purposes of the Employment Agreements, “Cause” means:

•	willful and habitual breach of the duties;

•	habitual neglect of the duties or obligations;

•
commission of fraud, embezzlement or misappropriation, or other willful acts of dishonesty or willful misconduct, or commission of a crime of moral turpitude involving the Company whether or not a criminal or civil charge is filed in connection therewith; or

•	misuse of confidential information or trade secrets of the Company.

An executive shall have the option under the Employment Agreement to consider his or her employment terminated other than for Cause following events:

•
he or she is required to accept a diminution in base salary or material diminution of benefits, or an assignment of employment duties which are not commensurate with his or her office described in the Employment Agreements; and

•
he or she has notified Hines in writing of his or her intention to terminate his or her employment on account of such diminution or assignment and Hines has failed to cure the situation within 15 days of receipt of such notice.

For purposes of the Severance Agreements “Cause” means:

•	a material breach of any provision of the Severance Agreement, the Company’s policies, procedures, code of conduct, any confidentiality agreement, or any other agreements made with the Company;

•	a willful failure to perform, or the gross negligence in performance, of duties in connection with the employee’s employment with the Company;

•	engagement in an act of dishonesty involving the Company;

•	the employee’s indictment or conviction for a crime of theft, embezzlement, fraud, misappropriation of funds or other alleged act of dishonesty, or crime involving moral turpitude; or

•	engagement in any violation of law relating to employment by, or violation of a duty of loyalty to, the Company.

For purposed of the Severance Agreement “Good Reason” shall occur when:

•	the employee’s base salary is reduced without his consent;

•
the employee is assigned to an office or facility which is different than the office or facility where he is located on the date of the Severance Agreement and which is not within a radius of 50 miles of his current office or facility and he reasonably objects to the transfer to the new place of assignment; or

•
the Company takes any other action which results in a material adverse diminution in his position, authority, duties or responsibilities, and the Company fails to cure such reduction, re-assignment or material adverse diminution within 15 business days after the Company’s receipt of written notice from the employee specifying the particular acts objected to and the specific cure requested by such employee.

Change of Control.  For purposes of the 1998 Long-Term Equity Incentive Plan, a “Change of Control” occurs if:

•
Any “person” or “group” is or becomes the “beneficial owner,” directly or indirectly, of securities of the Company representing fifty percent (50%) or more of the combined voting power of the Company’s then-outstanding securities;

•
during any period of two consecutive years, individuals who at the beginning of such period constitute the Board of Directors and any new directors whose election was approved by at least two-thirds of the directors then still in office who either were directors at the beginning of the period or whose election was previously so approved, cease for any reason to constitute a majority thereof;

•
the stockholders of the Company approve a merger or consolidation of the Company with any other corporation, other than a merger or consolidation (A) which would result in all or a portion of the voting securities of the Company outstanding immediately prior thereto continuing to represent more than 50% of the combined voting power of the voting securities of the Company or such surviving entity outstanding immediately after such merger or consolidation or (B) by which the corporate existence of the Company is not affected and following which the Company’s chief executive officer and directors retain their positions with the Company and constitute at least a majority of the Board; or

•
the stockholders of the Company approve a plan of complete liquidation of the Company or an agreement for the sale or disposition by the Company of all or substantially all the Company’s assets, subject to certain exceptions;

The following table quantifies the amounts payable to each Named Executive Officer under the scenarios described above. For the purposes of determining the value of any equity-based compensation, we have assumed that the relevant triggering event took place on December 31, 2006, the last day of fiscal 2006. We have not included in the following table any benefits associated with the acceleration of outstanding equity awards pursuant to the 1998 Stock Plan, since as of December 31, 2006, all such outstanding equity awards held by the Named Executive Officers were fully vested.

Executive	Benefit	Involuntary Termination For Cause/ Resignation Without Good Reason ($)	Involuntary Termination Without Cause/ Resignation for Good Cause ($)	Disability ($)

Stephen C. Avery	Severance Cash Payment	$-	$100,000	$-
	Continued Healthcare Benefits	-	-	-
		$-	$100,000	$-

Jeffrey Dunbar	Severance Cash Payment	$-	$90,000	$-
	Continued Healthcare Benefits	-	-	-
		$-	$90,000	$-

Robert A. Ferguson	Severance Cash Payment	$-	$650,000	$650,000
	Continued Healthcare Benefits	11,892	11,892	11,892
		$11,892	$661,892	$661,892

Claudia M. Pieropan	Severance Cash Payment	$-	$436,128	$436,128
	Continued Healthcare Benefits	10,845	10,845	10,845
		$10,845	$446,973	$446,973

Edwin G. Summers, Jr.	Severance Cash Payment	$-	$448,866	$448,866
	Continued Healthcare Benefits	10,845	10,845	10,845
		$10,845	$459,711	$459,711

Severance Payments to Former Executive Officers

In connection with his cessation from serving as an executive officer in October 2006 and his departure in January 2007, Mr. Moehle received a one time severance payment of $73,684, less applicable withholding, and is entitled to receive continued health, dental and vision insurance through June 29, 2007.

In connection with his departure from the Company in January 2007, Mr. Trebing received (i) a one time severance payment of $80,000, less applicable withholding, (ii) a one time payment of an amount equal to Mr. Trebing’s cost of continuing his health, dental and vision insurance under the Consolidated Omnibus Budget Reconciliation Act (COBRA) for a period of six months, and (iii) payment of all accrued and unused vacation through his departure date.

Compensation of Directors

Directors who are also employees of Hines receive no separate compensation for serving as directors or as members of Board committees. Directors who are not employees of Hines receive a $20,000 annual retainer paid in quarterly installments, $1,000 for each Board meeting attended in person or $500 for each Board meeting attended telephonically. The Chairman of the Board receives an additional annual retainer of $37,500 paid in quarterly installments.

Excluding employee directors, the Chairperson of each committee receives an additional annual retainer of $3,500. All non-employee directors receive $500 for each committee meeting attended in person or telephonically. All directors are reimbursed for all travel-related expenses incurred in connection with their activities as directors. Directors are eligible to receive stock option grants under the Hines Amended and Restated 1998 Stock Plan. Under the 1998 Stock Plan, the amount of options, if any, granted to directors and the terms and provisions of any options granted to directors are at the discretion of the Compensation Committee. No options were granted to any non-employee director during 2006.

					Change in
					Pension
	Fees			Non-Equity	Value and
	Earned			Incentive	Nonqualified
	or Paid	Stock	Option	Plan	Defered	All Other
	in Cash	Awards	Awards	Compensation	Compensation	Compensation	Total
Name	($)	($)	($)	($)	Earnings	($)	($)
G. Ronald Morris	$37,000	$-	$-	$-	$-	$-	$37,000

Stan R. Fallis	36,500	-	-	-	-	-	36,500

Thomas R. Reusche	36,000	-	-	-	-	-	36,000

James R. Tennant	37,000	-	-	-	-	-	37,000

Paul R. Wood	32,000	-	-	-	-	-	32,000

Compensation Committee Interlocks and Insider Participation

No member of the Compensation Committee is or was an officer or employee of the Company or any of its subsidiaries. During 2006, no member of the Compensation Committee had a current or prior relationship that must be described under the SEC rules relating to disclosure of related party transactions. None of our executive officers serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers who serve on our board of directors or our Compensation Committee.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The shares of Common Stock are the Company's only outstanding class of voting securities. The following table furnishes, as of June 22, 2007, certain information as to the common shares beneficially owned by each of the current directors of the Company, by each of the individuals named in the Summary Compensation Table and by all current directors and executive officers of the Company as a group, as well as by the only persons known to the Company to beneficially own more than 5% of the outstanding common shares. Beneficial ownership of less than one percent is indicated by an asterisk (*). Unless otherwise indicated, the beneficial owner has sole voting and dispositive power as to all common shares reflected in the table. No effect has been given to shares reserved for issuance under outstanding stock options, except where otherwise indicated. All fractional common shares have been rounded to the nearest whole common share. The mailing address of each of the current executive officers and directors of the Company is 12621 Jeffery Road, Irvine, California, 92620.

Name and address of beneficial owner	Number of Shares Beneficially Owned	Common Shares Which Can Be Acquired upon Exercise of Options Exercisable Within 60 Days	Percent of Class Outstanding
		(1)	(2)
Madison Dearborn Capital Partners, L.P. (3)
Three First National Plaza, Suite 3800	11,785,628	—	53.4%
Chicago, IL 60602

California State Teachers’ Retirement System (4)
7667 Folsom Avenue, Suite 250	2,520,598	—	11.4%
Sacramento, California 95826

Abbott Capital 1330 Investors I, LP (5)
c/o Abbott Capital Management	1,314,115	—	6.0%
1211 Avenue of the Americas, Suite 4300
New York, New York 10036

Boston Partners Asset Management, L.L.C. (6)		—
28 State Street, 20th Floor	1,294,710	—	5.9%
Boston, MA 02109

Stephen C. Avery	—	—	—
Jeffrey Dunbar	—	—	—
Stan R. Fallis	15,000	45,000	*
Robert A. Ferguson	193,252	200,000	1.8%
Lincoln B. Moehle (7)	6,428	10,000	*
G. Ronald Morris	12,000	36,000	*
James J. O'Donnell	3,000	—	*
Claudia M. Pieropan	65,632	100,000	*
Thomas R. Reusché	—	—	—
Edwin G. Summers, Jr.	192,300	30,001	1.0%
James R. Tennant	7,000	21,000	*
Michael J. Trebing (7)	9,843	30,000	*
Paul R. Wood (8)	11,785,628	—	53.4%
All Executive Officers and Directors
as a Group (13 persons)	12,095,383	472,001	55.7%

(1)	Represents the shares that can be acquired through the exercise of stock options granted pursuant the Incentive Plan.
(2)
Based on 22,072,549 shares of Common Stock outstanding as of June 21, 2007. Shares subject to options exercisable within 60 days of June 22, 2007 are considered for the purpose of determining the percent of the class held by the holder of such options, but not for the purpose of computing the percentage held by others.

(3)
Based solely on a Schedule 13D/A filed with the Securities and Exchange Commission (“SEC”) on January 18, 2001. MDCP is the record holder of 10,785,628 shares. Madison Dearborn Capital Partners II, L.P. (“MDCP II”) is the record holder of 1,000,000 shares. Because MDCP and MDCP II are under common control, MDCP may be deemed to be the beneficial owner of the shares held by MDCP II. The number of shares reported on the Schedule 13D/A filed with the SEC on January 18, 2001 included warrants held by MDCP to acquire 440,000 shares which expired without being exercised on December 31, 2005.

(4)	Based solely on a Schedule 13G filed with the SEC on February 12, 2007.
(5)
Based solely on a Schedule 13G/A filed with the SEC on February 14, 2007. Abbott Capital 1330 Investors I, LP (“Abbott”) is the record holder of 1,308,036 shares. Abbott Co-Investment I, LLC (“LLC”) is the record holder of 6,079 shares. Because Abbott and LLC are affiliated entities, Abbott may be deemed to be the beneficial owner of the shares held by LLC.

(6)	Based solely on a Schedule 13G filed with the SEC on February 14, 2007.
(7)	Messrs. Moehle and Trebing ceased being executive officers of the Company in October 2006.
(8)
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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

Pursuant to our Audit Committee’s charter and as required by Nasdaq Rules, our Audit Committee or a comparable independent body of our Board of Directors is responsible for reviewing and approving related party transactions (as that term is defined in the SEC regulations).

In 1995 we sold 290 acres of its Forest Grove, Oregon nursery facility property to Blooming Farm, Inc., a corporation owned by Madison Dearborn Capital Partners and by Mr. Ferguson, our Chief Executive Officer and President, Ms. Pieropan, our Chief Financial Officer, Secretary and Treasurer, Stephen Thigpen, our former Chief Executive Officer, and other members of our current and former management. As payment in full for the 290 acres, Blooming Farm issued an interest-only promissory note to us in the amount of $826,865 secured by a deed of trust on the land. In 1996 we sold an additional 53 acres to Blooming Farm. As payment in full for the 53 acres, Blooming Farm issued an interest-only promissory note to us in the amount of $151,050 secured by a deed of trust on the 53 acres. The maturity date of each of these promissory notes is May 31, 2008.

The land was sold to Blooming Farm to avoid exceeding a limit on the amount of land we are able to receive federal reclamation water for under applicable federal reclamation water law. Blooming Farm is obligated to make interest payments of $67,476 per year on the principal balances of the notes. We lease all such 343 acres from Blooming Farm pursuant to a lease which expires on May 31, 2008 and under which we are is obligated to make annual lease payments of $68,600. Pursuant to such lease, we have an option to purchase the land and rights of first refusal.

We are a party to a registration rights agreement whereby MDCP has the right, subject to certain restrictions, to cause us to register shares of our Common Stock for sale under the Securities Act. Pursuant to the agreement, we are required to pay the registration expenses associated with such registrations.

Pursuant to a stockholders agreement, we have the option to repurchase shares of Common Stock owned by Mr. Ferguson and Ms. Pieropan in the event of termination for fraud and MDCP, Mr. Ferguson, Ms. Pieropan and certain of our former executive officers have the right to participate in certain registrations of securities by us.

Director Independence

Our board of directors has determined that Messrs. Stan R. Fallis, G. Ronald Morris, and James R. Tenant, together representing a majority of the board, are independent directors as defined under the rules of the NASDAQ Global Market.

Our board has three standing committees: the Audit Committee, the Compensation Committee and the Nominations and Corporate Governance Committee. Our board has determined that each member of the Audit Committee is independent for purposes of the rules of The NASDAQ Stock Market and the Securities and Exchange Commission as they relate to audit committee members.

Hines is a controlled company as defined in the rules of The NASDAQ Stock Market because more than 50% of its voting stock is held by MDCP. Please see Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters above. Therefore, the Company is not subject to the rules of the NASDAQ Stock Market that would otherwise require it to have (i) a majority of independent directors on the Board; (ii) a compensation committee composed solely of independent directors; (iii) a nominating committee composed solely of independent directors; (iv) the compensation of the Company’s executive officers determined by a majority of the independent directors or a compensation committee composed solely of independent directors; and (v) director nominees selected, or recommended for the Board's selection, either by a majority of the independent directors or a nominating committee composed solely of independent directors.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

On November 16, 2006, the Company dismissed PricewaterhouseCoopers LLP ("PwC") and hired KPMG LLP (“KPMG”) as its independent registered public accounting firm. The description of accounting fees below sets forth separately the aggregate fees billed by PwC and KPMG for the fiscal years ended December 31, 2006 and 2005.

AUDIT FEES. Aggregate fees billed for fiscal 2006 and 2005 for professional services for the annual audit of the Company's financial statements and the review of the Company's quarterly financial statements were $798,323 and $370,020, respectively. Fees billed for 2006 were comprised of $293,252 and $505,071 for PwC and KPMG, respectively. All fees billed in 2005 were related to PwC.

AUDIT-RELATED FEES. The aggregate fees for audit related services for our 2006 and 2005 fiscal years were $142,019 and $22,300, respectively. Audit-related fees for fiscal 2006 and 2005 include advisory work in connection with Section 404 of the Sarbanes-Oxley Act of 2002. All fees billed in 2006 and 2005 were related to PwC. In addition, audit-related fees of $80,030 billed by PwC were for consultations on accounting and financial reporting standards which were incurred for fiscal 2006.

TAX FEES. The aggregate fees billed for tax services for our 2006 and 2005 fiscal years were $765 and $4,350, respectively. The tax services rendered by the independent registered public accounting firm primarily consisted of tax compliance and advisory services. All tax fees billed in 2006 and 2005 were related to PwC.

ALL OTHER FEES. Fees billed of $1,500 in 2006 comprised of technical resources from PwC.

The Audit Committee pre-approved all services described above for fiscal 2006, including non-audit services, and has determined that these fees and services are compatible with maintaining the independence of the Accounting Firms. The Company's Audit Committee requires that each service provided by the Accounting Firms be pre-approved by the committee.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) List of documents filed as part of this report:

(1)	Financial Statements:

(2)	Financial Statement Schedules:

All schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements and Notes thereto.

(3)	List of Exhibits
INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of Hines Horticulture, Inc. (3)
3.2	Amended and Restated By-laws of Hines Horticulture, Inc. (3)
4.1
Indenture, dated as of September 30, 2003, between Hines Nurseries, Inc., Hines Horticulture, Inc., the Subsidiary Guarantors named therein and the Bank of New York, as Trustee, relating to Hines Nurseries, Inc.’s $175,000,000 10.25% Senior Notes due 2011. (4)

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

10.1	Employment Agreement dated as of August 3, 1995 between Hines Horticulture and Robert A. Ferguson. (8)*
10.2	Employment Agreement dated as of August 4, 1995 between Hines Horticulture and Claudia M. Pieropan. (2)*
10.3	Amended and Restated 1998 Long-Term Equity Incentive Plan, as Amended. (25)*
10.4	Form of Incentive Stock Option Agreement. (3)*
10.5	Stock Purchase Agreement dated September 9, 1999 between Hines Nurseries, Inc. and those individuals whose names are set forth on the Signature Page to Stock Purchase Agreement. (8)
10.6
Purchase Agreement, dated as of March 3, 2000, by and among Hines Nurseries, Inc., Lovell Farms, Inc., Botanical Farms, Inc., Warren W. Lovell III, Jeffrey S. Lovell, Jenifer E. Moreno, as Trustee of the Trace Lovell Family Investment Trust and Enrique A. Yanes. (5)

10.7	Amended and Restated Promissory Note by Blooming Farm, Inc. in favor of Hines Nurseries, Inc. dated September 22, 2003. (4)
10.8	Amended and Restated Secured Promissory Note by Blooming Farm, Inc. in favor of Hines Nurseries, Inc. dated September 22, 2003. (4)
10.9	Amended and Restated Ground Lease dated September 1, 1996 by and between The Irvine Company and Hines Horticulture, Inc. (4)**
10.10	Addendum No. 1 to Amended and Restated Ground Lease dated October 29, 1996 by and between The Irvine Company and Hines Horticulture, Inc. (4)
10.11	Addendum No. 2 to Amended and Restated Ground Lease dated December 18, 1997 by and between The Irvine Company and Hines Horticulture, Inc. (4)
10.12	Addendum No. 3 to Amended and Restated Ground Lease dated May 19, 2003 by and between The Irvine Company and Hines Nurseries, Inc. (4)**
10.13	Letter Agreement dated September 18, 2003 by and between The Irvine Company and Hines Nurseries, Inc. (4)**
10.14
Credit Agreement dated September 30, 2003 among Hines Nurseries, Inc., Enviro-Safe Laboratories, Inc., and Hines SGUS Inc., as Borrowers, the lenders listed therein, Deutsche Bank Trust Company Americas, as Agent, Fleet Capital Corporation and Lasalle Business Credit, LLC, as Co-Syndication Agents, and Harris Trust and Savings Bank and Wells Fargo Bank, N.A., as Co-Documentation Agents. (4)

10.15
Security Agreement, dated September 30, 2003, among Hines Nurseries, Inc., Enviro-Safe Laboratories, Inc. Hines SGUS Inc., and Hines Horticulture, Inc., as Grantors, and Deutsche Bank Trust Company Americas, as agent for and representative of the beneficiaries named therein. (4)

10.16	Registration Agreement dated as of June 11, 1998 by and between Hines Holdings, Inc. and MDCP. (3)
10.17	First Amendment to Credit Agreement, effective as of June 30, 2005. (9)
10.18
Waiver Regarding Financial Covenants dated October 13, 2005, among Hines Nurseries, Inc. and Hines SGUS Inc., as borrowers, the lenders listed therein, and Deutsche Bank Trust Company Americas, as agent. (9)

10.19	Second Amendment to Credit Agreement, effective as of February 3, 2006. (25)

10.20	Real Property Purchase and Sale Agreement and Escrow Instructions, dated September 12, 2005, by and between Hines Nurseries, Inc. and Quantum Ventures, LLC. (10)
10.21	Summary of Oral Amendment to Real Property Purchase and Sale Agreement and Escrow Instructions, dated September 12, 2005, by and between Hines Nurseries, Inc. and Quantum Ventures, LLC. (10)
10.22	Lease Agreement dated November 7, 2005, by and between Hines Nurseries, Inc. and Quantum Ventures, LLC. (10)
10.23	Option Agreement, dated April 30, 2005, by and between Hines Nurseries, Inc. and Triad Communities, L.P. (25)
10.24	First Amendment to Option Agreement, dated February 28, 2005, by and between Hines Nurseries, Inc. and Triad Communities, L.P. (25)
10.25	Exercise of Option Agreement, dated March 1, 2006, by and between Hines Nurseries, Inc. and Triad Communities, L.P. (25)
10.26	Agricultural Lease dated as of June 26, 1998 between Blooming Farm, Inc. as lessor, and Oregon Garden Products, Inc. as lessee. (11)
10.27	Offer Letter and attached Corporate Resources Participant Summary, by and between Hines Horticultures, Inc. and Steven C. Avery. (12)*
10.28	Severance Agreement between Hines Horticulture, Inc. and Steven Avery dated August 9, 2006. (13)*
10.29	Offer Letter and attached Corporate Resources Participant Summary, by and between Hines Horticulture, Inc. and Jeffrey Dunbar. (14)*
10.30	Severance Agreement between Hines Horticulture, Inc. and Jeffrey Dunbar dated August 9, 2006. (13)*
10.31
Third Amendment to Credit Agreement dated as of August 8, 2006 by and among Hines Nurseries, Inc., a subsidiary of Hines Horticulture, Inc., Hines SGUS Inc., the financial institutions party thereto, Deutsche Bank Trust Company Americas, as administrative agent for the Lenders. (13)

10.32	Asset Purchase Agreement by and between Hines Nurseries, Inc. and Costa Nursery Farms, LLC dated as of October 2, 2006. (15)
10.33	Asset Purchase Agreement by and between Hines Nurseries, Inc. and Pure Beauty Farms, Inc. dated as of October 2, 2006. (15)
10.34	Offer Letter and attached Corporate Resources Participant Summary, by and between Hines Horticulture, Inc. and James J. O'Donnell. (16)*
10.35	Severance Agreement between Hines Horticulture, Inc. and James O'Donnell dated November 9, 2006. (17)*
10.36	Commercial Contract between Hines Horticulture, Inc. and F & J Farms, LLC dated as of October 30, 2006. (18)
10.37	Asset Purchase Agreement by and between Hines Nurseries, Inc., Costa Penn Farms, LLC and Costa Penn Land Holdings, LLC Dated as of November 15, 2006. (19)
10.38
Fourth Amendment and Waiver to Credit Agreement, dated December 27, 2006, by and between Hines Nurseries, Inc., Hines Horticulture, Inc., the financial institutions party thereto and Deutsche Bank Trust Company Americas, as administrative agent. (20)

10.39	Asset Purchase Agreement by and among Hines Nurseries, Inc., KW Mohawk Valley LLC, 621 East Maple LLC, Danville PA LLC, KW Utica LLC, KW Newark LLC and KW Danville LLC dated January 9, 2007. (21)
10.40	Commercial Contract by and between Hines Nurseries, Inc. and F & J Farms, LLC dated January 10, 2007. (21)
10.41
Loan and Security Agreement, dated January 18, 2007, by and between Hines Nurseries, Inc., Bank of America, N.A., as agent and a lender, Banc of America Securities LLC, as lead arranger and book manager and the financial institutions party thereto from time to time. (22)

10.42	Commercial Contract by and between Hines Nurseries, Inc. and Garden Depot, Corp. effective March 1, 2007. (23)
10.43	Severance and Release Agreement between Michael Trebing and Hines Horticulture, Inc. dated March 19, 2007. (24)*
10.44	Hines Horticulture, Inc. Executive Incentive Plan 2004. (26)*
10.45	Employment Agreement, dated August 3, 1995, by and between Edwin G. Summers, Jr. and Hines Horticulture, Inc. (26)*
10.46	Amendment to Amended and Restated Ground Lease dated January 1, 2007 by and between The Irvine Company and Hines Horticulture, Inc. (†)

10.47	Severance and Release Agreement between Lincoln Moehle and Hines Horticulture, Inc. dated December 29, 2006. (†)*
10.48
Amendment No. 1 to Loan and Security Agreement dated as of February 28, 2007, by and among Hines Nurseries, Inc., the parties hereto as lenders and Bank of America, N.A., in its capacity as agent for Lenders. (†)

10.49
Amendment No. 2 to Loan and Security Agreement dated as of March 7, 2007, by and among Hines Nurseries, Inc., the parties hereto as lenders and Bank of America, N.A., in its capacity as agent for Lenders. (†)

10.50	First Amendment to Lease Agreement dated as of October 2, 2006, by and between Hines Nurseries, Inc. and Quantum Ventures, LLC. (†)
10.51	Limited Waiver to the Loan and Security Agreement, dated April 30, 2007, by Hines Nurseries, Inc., Bank of America, N.A., PNC Bank, National Association and GMAC Commercial Finance LLC. (†)
10.52	Limited Waiver to the Loan and Security Agreement, dated May 29, 2007, by and among Hines Nurseries, Inc., Bank of America, N.A., PNC Bank, National Association and GMAC Commercial Finance LLC. (†)
10.53	Limited Waiver to the Loan and Security Agreement, dated June 21, 2007, by and among Hines Nurseries, Inc., Bank of America, N.A., PNC Bank, National Association and GMAC Commercial Finance LLC. (†)
10.54	Limited Waiver to the Loan and Security Agreement, dated June 28, 2007, by and among Hines Nurseries, Inc., Bank of America, N.A., PNC Bank, National Association and GMAC Commercial Finance LLC. (†)
21.1	Subsidiaries of the Company. (†)
23.1	Consent of independent registered public accounting firm, KPMG LLP. (†)
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (†)
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (†)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002. (†)(‡)
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002. (†)(‡)
99.1
Unaudited pro forma financial information, including income statements for the year ended December 31, 2005 and nine month period ended September 30, 2006 and balance sheet as of September 30, 2006 (15).

________________
†	Filed herewith.
*	Management contract or compensatory arrangement.
**	Confidential treatment requested as to certain portions of the exhibit which have been filed separately with the Securities and Exchange Commission
‡
This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

(1)	Incorporated by reference to Hines Horticulture, Inc.’s Form 8-K filed on April 10, 2002.
(2)	Incorporated by reference to Hines Holdings, Inc.’s Registration Statement on Form S-4, File No. 33-99452, filed on November 15, 1995 and amended on December 22, 1995 and January 6, 1996.
(3)	Incorporated by reference to Hines Horticulture, Inc.’s Registration Statement on Form S-1, File No. 333-51943, filed on May 6, 1998 and amended on May 26 1998 and June 16, 1998.
(4)	Incorporated by reference to Hines Horticulture, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003
(5)	Incorporated by reference to Hines Horticulture, Inc.’s Form 8-K filed on March 17, 2000.
(6)	Incorporated by reference to Hines Horticulture, Inc.’s Form 8-K filed on November 29, 2000.
(7)	Incorporated by reference to Hines Horticulture, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003.
(8)	Incorporated by reference to Hines Horticulture, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004.
(9)	Incorporated by reference to Hines Horticulture, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.
(10)	Incorporated by reference to Hines Horticulture, Inc.’s Form 8-K filed on November 9, 2005.

(11)	Incorporated by reference to Hines Horticulture, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998.
(12)	Incorporated by reference to Hines Horticulture, Inc.’s Form 8-K filed on May 5, 2006.
(13)	Incorporated by reference to Hines Horticulture, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.
(14)	Incorporated by reference to Hines Horticulture, Inc.’s Form 8-K filed on May 18, 2006.
(15)	Incorporated by reference to Hines Horticulture, Inc.’s Form 8-K/A filed on February 5, 2007.
(16)	Incorporated by reference to Hines Horticulture, Inc.’s Form 8-K filed on October 17, 2006.
(17)	Incorporated by reference to Hines Horticulture, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.
(18)	Incorporated by reference to Hines Horticulture, Inc.’s Form 8-K filed on November 3, 2006.
(19)	Incorporated by reference to Hines Horticulture, Inc.’s Form 8-K filed on November 21, 2006.
(20)	Incorporated by reference to Hines Horticulture, Inc.’s Form 8-K filed on January 3, 2007.
(21)	Incorporated by reference to Hines Horticulture, Inc.’s Form 8-K filed on January 17, 2007.
(22)	Incorporated by reference to Hines Horticulture, Inc.’s Form 8-K filed on January 24, 2007.
(23)	Incorporated by reference to Hines Horticulture, Inc.’s Form 8-K filed on March 7, 2007.
(24)	Incorporated by reference to Hines Horticulture, Inc.’s Form 8-K filed on March 23, 2007.
(25)	Incorporated by reference to Hines Horticulture, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2005.
(26)	Incorporated by reference to Hines Horticulture, Inc.’s Annual Report on Form 10-K/A filed May 12, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on July 10, 2007.

HINES HORTICULTURE, INC.

By:  /s/ Claudia M. Pieropan
Claudia M. Pieropan
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on July 10, 2007.

Signature	Capacity

/s/ Robert A. Ferguson	President, Chief Executive Officer and Director
Robert A. Ferguson	(Principal Executive Officer)

/s/ Claudia M. Pieropan	Chief Financial Officer, Secretary and Treasurer
Claudia M. Pieropan	(Principal Financial and Accounting Officer)

/s/ James R. Tennant	Director and Chairman of the Board
James R. Tennant

/s/ Stan R. Fallis	Director
Stan R. Fallis

/s/ Thomas R. Reusché	Director
Thomas R. Reusché

/s/ G. Ronald Morris	Director
G. Ronald Morris

/s/ Paul R. Wood	Director
Paul R. Wood

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Hines Horticulture, Inc.:

We have audited the accompanying consolidated balance sheet of Hines Horticulture, Inc. and subsidiaries as of December 31, 2006, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hines Horticulture, Inc. and subsidiaries as of December 31, 2006, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, the consolidated financial statements for 2005 and 2004 have been restated.

/s/ KPMG LLP

Costa Mesa, California
June 28, 2007

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Shareholders of Hines Horticulture, Inc.

In our opinion, the consolidated balance sheet as of December 31, 2005 and the related consolidated statements of operations, shareholders' equity and cash flows for each of two years in the period ended December 31, 2005 present fairly, in all material respects, the financial position of Hines Horticulture, Inc. and its subsidiaries at December 31, 2005, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company has restated its 2005 and 2004 consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
Orange County, California
March 24, 2006, except for the restatement discussed in Note 2 and the discontinued operations as discussed in Note 3 to the consolidated financial statements, as to which the date is July 10, 2007

HINES HORTICULTURE, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)

	December 31,
		As Restated (Note 2)
	2006	2005
ASSETS
CURRENT ASSETS:
Cash	$108	$62
Accounts receivable, net of allowance for
doubtful accounts of $120 and $325	11,594	16,444
Inventories	146,775	159,733
Consigned inventories	542	138
Prepaid expenses and other current assets	1,662	2,666
Assets held for sale	32,652	72,391
Total current assets	193,333	251,434

FIXED ASSETS, net	85,470	82,851

DEFERRED FINANCING COSTS, net of accumulated amortization of $3,767 and $3,207	5,361	6,207

DEFERRED INCOME TAXES	6,082	6,676

GOODWILL	38,818	43,926

OTHER ASSETS	11,304	-
	$340,368	$391,094

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$15,113	$12,624
Accrued liabilities	5,216	8,591
Accrued payroll and benefits	4,282	4,453
Accrued interest	4,667	4,711
Borrowings on revolving credit facility	3,128	10,080
Liabilities related to assets held for sale	471	8,079
Deferred income taxes	44,165	56,542
Financing obligations	47,032	-
Total current liabilities	124,074	105,080

LONG-TERM DEBT	175,000	175,000

FINANCING OBLIGATIONS	16,689	47,040

OTHER LIABILITIES	15,363	8,260

COMMITMENTS AND CONTINGENCIES (Note 11)
SUBSEQUENT EVENTS (Notes 3 and 9b)
SHAREHOLDERS' EQUITY
Preferred stock
Authorized - 2,000,000 shares, $0.01 par value; none outstanding
Common stock
Authorized - 60,000,000 shares, $0.01 par value;
issued and outstanding - 22,072,549 shares at December 31, 2006 and 2005	221	221
Additional paid-in capital	128,781	128,781
Accumulated deficit	(119,760)	(73,288)
Total shareholders' equity	9,242	55,714
	$340,368	$391,094

The accompanying notes are an integral part of these consolidated financial statements.

HINES HORTICULTURE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share and per share data)

	Years Ended December 31,
		As Restated	As Restated
		(Note 2)	(Note 2)
	2006	2005	2004

Sales, net	$232,570	$245,326	$243,968
Cost of goods sold	135,731	121,007	121,823

Gross profit	96,839	124,319	122,145

Distribution expenses	52,639	52,970	50,001
Selling, general and administrative expenses	51,747	47,286	47,219
Other operating expenses	2,379	1,308	525
Asset impairment charges	1,477	-	-
Total operating expenses	108,242	101,564	97,745

Operating (loss) income	(11,403)	22,755	24,400

Other expenses (income)
Interest expense, net	19,746	22,797	27,139
Interest rate swap agreement income	-	(895)	(4,425)
Amortization of deferred financing costs	1,177	2,891	1,784
	20,923	24,793	24,498

Loss from continuing operations
before income taxes	(32,326)	(2,038)	(98)

Income tax (benefit) provision	(12,619)	(742)	210

Loss from continuing operations	(19,707)	(1,296)	(308)

(Loss) income from discontinued operations,
net of income taxes	(26,765)	(527)	5,433

Net (loss) income	$(46,472)	$(1,823)	$5,125

Basic and diluted (loss) earnings per share:

Loss per common share from
continuing operations	$(0.89)	$(0.06)	$(0.01)
(Loss) income per common share from
discontinued operations	(1.22)	(0.02)	0.24

Net (loss) income per common share	$(2.11)	$(0.08)	$0.23

Weighted average shares outstanding-Basic	22,072,549	22,072,549	22,072,549
Weighted average shares outstanding-Diluted	22,072,549	22,072,549	22,121,182

The accompanying notes are an integral part of these consolidated financial statements.

HINES HORTICULTURE, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Dollars in thousands, except share data)

	Common Stock		Additional
	Number of		Paid -In	Accumulated	Shareholders'
	Shares	Amount	Capital	Deficit	Equity

BALANCE, December 31, 2003, as originally reported	22,072,549	$221	$128,781	$(76,272)	$52,730
Cumulative effect adjustment (Note 2)	-	-	-	(318)	(318)
BALANCE, December 31, 2003, as restated	22,072,549	221	128,781	(76,590)	52,412

Net income, as restated (Note 2)	-	-	-	5,125	5,125
BALANCE, December 31, 2004, as restated	22,072,549	221	128,781	(71,465)	57,537

Net loss, as restated (Note 2)	-	-	-	(1,823)	(1,823)
BALANCE, December 31, 2005, as restated	22,072,549	221	128,781	(73,288)	55,714

Net loss	-	-	-	(46,472)	(46,472)
BALANCE, December 31, 2006	22,072,549	$221	$128,781	$(119,760)	$9,242

The accompanying notes are an integral part of these consolidated financial statements.

HINES HORTICULTURE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Years Ended December 31,
		As Restated	As Restated
		(Note 2)	(Note 2)
	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(46,472)	$(1,823)	$5,125
Loss (income) from discontinued operations, net of income taxes	26,765	527	(5,433)
Adjustments to reconcile (loss) income from continuing
operations to net cash (used in) provided by operating activities:
Depreciation	8,811	7,884	7,133
Accretion on asset retirement obligations	63	44	52
Amortization of deferred financing costs	1,177	2,891	1,784
Interest rate swap agreement income	-	(895)	(4,425)
(Gain) loss on sale of assets	(24)	(205)	16
Asset impairment charges	1,477	-	-
Deferred income taxes	(12,619)	(742)	210

Changes in working capital accounts:
Accounts receivable	4,850	3,525	3,755
Inventories	11,841	(5,158)	(3,866)
Prepaid expenses and other current assets	1,178	115	85
Accounts payable and accrued liabilities	(5,145)	(2,287)	1,317

Net cash (used in) provided by continuing operations	(8,098)	3,876	5,753
Net cash (used in) provided by discontinued operations	(4,868)	3,241	13,259
Net cash (used in) provided by operating activities	(12,966)	7,117	19,012

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of fixed assets	(12,034)	(9,832)	(5,588)
Proceeds from sale of fixed assets	43	208	-
Proceeds from land sale option	-	2,000	275
Payment of contingent consideration for acquisitions	-	-	(947)
Net cash used in continuing operations	(11,991)	(7,624)	(6,260)
Net cash provided by (used in) discontinued operations	17,988	150	(281)
Net cash provided by (used in) investing activities	5,997	(7,474)	(6,541)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on revolving credit facility	220,070	303,242	295,929
Repayments on revolving credit facility	(227,022)	(316,771)	(302,638)
Repayments of long-term debt	-	(34,290)	(5,786)
Proceeds from financing obligations	14,297	-	-
Payments of deferred financing costs	(330)	(216)	(79)
Net cash provided by (used in) continuing operations	7,015	(48,035)	(12,574)
Net cash provided by discontinued operations	-	47,854	-
Net cash provided by (used in) financing activities	7,015	(181)	(12,574)

NET CHANGE IN CASH	46	(538)	(103)

CASH, beginning of period	62	600	703

CASH, end of period	$108	$62	$600

Supplemental disclosure of cash flow information:

Cash paid during the period for interest, net of amounts capitalized	$19,472	$22,754	$26,481

Cash paid for income taxes	$953	$24	$33

The accompanying notes are an integral part of these consolidated financial statements.

HINES HORTICULTURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share data)

1. Description of Business and Summary of Significant Accounting Policies

Description of Business and Basis of Presentation

Hines Horticulture, Inc. (“Hines” or the “Company”), a Delaware corporation, produces and distributes horticultural products through its wholly owned subsidiary, Hines Nurseries, Inc. (“Hines Nurseries”). Unless otherwise specified, references to “Hines” or the “Company” refer to Hines Horticulture, Inc. and its subsidiary.

Hines is a leading national supplier of ornamental shrubs, color plants and container-grown plants with commercial nursery facilities located in Arizona, California, Oregon, South Carolina and Texas. Hines markets its products to retail and commercial customers throughout the United States.

In addition, in August 2006, the Company decided to discontinue its nursery operations in the Northeast and Miami, Florida locations. The nursery facilities and/or assets in the Northeast and Miami, Florida have been sold or are in the process of being sold. Accordingly, the Company has reclassified its operations related to these facilities to “discontinued operations.”

Significant Accounting Policies

Revenue Recognition

Hines records revenue, net of sales discounts and allowances, when all of the following have occurred: an agreement of sale exists, product delivery and acceptance has occurred, the sales price is fixed or determinable, and collection is reasonably assured.

Sales with “pay by scan” arrangements are recognized when the products are sold by the retailers. Under this program, retailers do not take ownership of the inventory at their stores until the product is scanned at the check out register. Revenue is recognized at the point the retailer sells the Company’s product to its customer.

Sales Returns and Allowances: Amounts accrued for sales returns and allowance are maintained at a level believed adequate by management to absorb probable losses in the trade receivable due to sales returns and discounts and allowances. The provision rate is established by management using the following criteria: past sales returns experience, current economic conditions and other relevant factors, which are re-evaluated on a quarterly basis. The allowance is netted against sales. Allowances are provided at the time revenue is recognized in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 48, “Revenue Recognition When Right of Return Exists.”

Accounts Receivable and Allowance for Doubtful Accounts: Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The allowance for doubtful accounts is maintained at a level believed adequate by management to reflect the probable losses in the trade receivable due to customer default, insolvency or bankruptcy. The provision is established by management using the following criteria: customer credit history, historical write-offs, customer current credit rating and other relevant factors, and is re-evaluated on a quarterly basis. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. The allowance is increased by provisions to bad debt expense and charged to general and administrative expenses.  All recoveries on trade receivables previously charged off are credited to bad debt expense, while direct charge-offs of trade receivables are deducted from the allowance.

HINES HORTICULTURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share data)

Activity with respect to the Company's allowance for doubtful accounts is summarized as follows:

	Years Ended December 31,
	2006	2005	2004
Beginning balance	$325	$456	$601
Adjustment to expense	(130)	112	(88)
Amounts written off	(75)	(243)	(57)
Ending balance	$120	$325	$456

Principles of Consolidation

The Consolidated Financial Statements include the accounts of Hines Horticulture, Inc. and its wholly owned subsidiary after elimination of intercompany accounts and transactions.

Concentration of Credit Risk

The Company is subject to credit risk primarily through its accounts receivable balances. The Company does not require collateral for its accounts receivable. The Company’s largest customer, The Home Depot, accounted for approximately 42%, 44% and 39% of the Company’s consolidated net sales in 2006, 2005 and 2004, respectively. The Company’s second largest customer, Lowe’s Companies, Inc., accounted for approximately 14%, 15% and 16% of its consolidated net sales in 2006, 2005 and 2004, respectively. The Company’s third largest customer, Wal-Mart Stores, Inc., accounted for approximately 12%, 10% and 11% of its consolidated net sales in 2006, 2005 and 2004, respectively. No other customer accounts for more than 10% of the Company's consolidated net sales. These three customers represented 39% and 51% of accounts receivable before the allowance for doubtful accounts at December 31, 2006 and 2005, respectively. No other customers represented more than 10% of the Company’s accounts receivable.

Amortization of Deferred Financing Costs

Deferred financing costs are being amortized using the effective interest method over the term of the associated financing agreements. As a result of the Company’s refinancing in 2003 of both the amended and restated Senior Credit Facility and Senior Notes, $11,110 was capitalized as deferred financing costs. In 2005, the Company wrote off $1,135 of deferred financing costs in connection with the pay-off of the Senior Credit Facility term loan and the reduction of the availability of the revolving facility from $145,000 to $120,000. In addition, the Company capitalized $215 of deferred financing costs in connection with the First Amendment to Credit Facility and Waiver Regarding Financial Covenants in 2005. In 2006, the Company wrote off $613 of deferred financing expenses in connection with the reduction of the availability of the revolving facility from $120,000 to $100,000. In addition, the Company capitalized an additional $330 of deferred financing expenses in connection with the Third Amendment and Limited Waiver to Credit Facility in 2006. Amortization expense was $1,177, $2,891 and $1,784 for the years ended December 31, 2006, 2005 and 2004, respectively.

Depreciation

Fixed assets are stated at cost less accumulated depreciation. Interest is capitalized for qualifying constructed assets during the assets’ construction period. The Company capitalized $150, $120 and $36 of interest for the years ended December 31, 2006, 2005 and 2004, respectively. Capitalized interest is recorded as a component of the asset to which it relates and is depreciated over the respective asset’s estimated useful life. Depreciation is provided for on the straight-line method over the following estimated economic useful lives:

Buildings	10 to 40 years
Leasehold improvements	Shorter of 20 years or term of lease
Machinery and equipment	2 to 10 years
Vehicles and trailers	2 to 10 years
Software	5 to 10 years
Furniture and fixtures	3 to 5 years

HINES HORTICULTURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share data)

Impairment of Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” long-lived assets and intangible assets with determinate lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates potential impairment by comparing the carrying amount of the asset with the estimated undiscounted future cash flows associated with the use of the asset and its eventual disposition. Should the review indicate that the asset is not recoverable, the Company’s carrying value of the asset would be reduced to its estimated fair value, which is generally measured by future discounted cash flows. In 2006, the Company recorded total impairment charges of $26,098 in accordance with SFAS No. 144, of which $24,621 was related to discontinued operations. See Note 3 for additional details on these impairment charges. Due to lost market share at the Company’s Trenton, South Carolina facility, the Company determined that the expected undiscounted future cash flow at its South Carolina facility would not exceed the net book value of its fixed assets. As a result, the Company reduced the carrying value of the assets to fair value in the third quarter of 2006. The amount of the fixed asset impairment was $1,477.

Accounting for Costs Associated with Exit or Disposal Activities

In accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” a liability for a cost associated with an exit or disposal activity is recognized and measured initially at its fair value in the period in which the liability is incurred. In conjunction with the divestiture of the Company’s Northeast facilities, the Company recorded a liability for lease termination costs of $2,300 in the fourth quarter of 2006 (the time the Company ceased use of the leased facility). This was recorded as a component of discontinued operations.

Goodwill

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is not amortized, but instead is subject to an annual impairment review. Each of the Company’s locations represents a component of a single reporting unit as they each have similar economic characteristics, as defined in SFAS No. 142. As the Company's operations are comprised of one reporting unit, the Company reviews the recoverability of its goodwill by comparing the Company's fair value to the book value of its equity. If the book value of the Company's equity exceeds the Company's fair value, the goodwill is written down to its implied fair value. The Company evaluates the carrying value of goodwill in the fourth quarter of each year and when events and circumstances indicate that the assets may be impaired. In connection with the Company’s decision to sell the four Northeast facilities and the Miami, Florida assets, the Company allocated $5,108 of goodwill to these facilities and assets. This allocation was based on the relative fair values of the four Northeast facilities and the Miami, Florida assets obtained from appraisals of the Company’s assets performed by independent third party appraisers.  Prior to the allocation, the Company reported total goodwill of $43,926, which was initially recorded based on purchase price allocations from various acquisitions made by the Company. Subsequent to the allocation of the goodwill to the operations to be disposed of, the Company concluded that the carrying value of the goodwill allocated to the four Northeast color facilities and the Miami, Florida assets was impaired. As a result, the Company recorded a goodwill impairment charge of $5,108. The goodwill impairment charge was recorded as a component of the loss from discontinued operations in the third quarter of 2006. At December 31, 2006, the Company determined the remaining goodwill of $38,818 was not impaired.

Asset Retirement Obligations

The Company’s asset retirement obligations (“AROs”) are equal to the present value of estimated future costs associated with reclamation costs and other legal obligations associated with exiting facilities. Included in this liability are the costs of reservoir and basin removal, soil remediation, fuel tank and irrigation pipe removal and removal of existing structures. The current portion of $145 and $159 was recorded in accrued liabilities as of December 31, 2006 and 2005, respectively. The long term portion of $644 and $360 has been recorded in other liabilities as of December 31, 2006 and 2005, respectively.  Any costs incurred prior to exiting a facility reduce the current portion of the ARO.

HINES HORTICULTURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share data)

Environmental Remediation Costs

The Company recognizes environmental remediation liabilities on a site by site basis when a loss is probable and can be reasonably estimated. Expenditures that extend the life of the related property or mitigate or prevent future environmental contamination are capitalized. Environmental remediation liabilities are not discounted or reduced for possible recoveries from insurance carriers.

Internal Use Software

The Company capitalizes costs of materials, consultants, interest and payroll and payroll-related costs for employees incurred in developing internal-use computer software in accordance with Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Computer software costs are being amortized using the straight-line method over an estimated useful life of 5 to 10 years.

Inventories

The Company determines the cost of inventory of nursery stock by accumulating costs associated with getting the plants ready for sale.  These costs include direct labor, overhead, materials (soil, water, containers, stakes, chemicals) and normal scrap.   Abnormal scrap is charged to cost of goods sold when incurred. Scrap occurs at both the Company’s nursery facilities and, in some cases, at the retailer, if the scrap relates to unsold consigned inventory associated with the Pay by Scan program.  Abnormal scrap includes scrap incurred outside of historically determined statistical levels. Abnormal scrap in many cases is caused by natural causes such as hurricanes or extreme freezes.  In addition, abnormal scrap also occurs when the Company determines it has excess or obsolete inventories, which can occur as a result of adverse changes in the market or incorrect forecasting of customer demand.  Costs are accumulated until the time of harvest, which for the Company means that they are ready for sale.  The Company allocates costs to individual plants in inventory using a methodology designed to estimate the relative value of the plants using factors such as plant size and growing cycle. The Company carries its inventory at the lower of cost or current replacement cost. The Company generally determines current replacement cost on a site by site basis. Nursery stock also includes plants that are not yet ready for sale.  The Company's ornamental nursery stock has an average growing period of approximately eighteen months. All nursery stock is classified as a current asset based on the Company’s normal operating cycle.  Materials and supplies not yet used in the production process are stated at the lower of cost (first-in, first-out) or market.

Income Taxes

The Company’s operations are agricultural in nature and the Company derives significant benefits by qualifying to use the cash method of accounting for federal and state income tax purposes. The Company records income taxes under the asset and liability method, whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Management evaluates the need to establish a valuation allowance for deferred tax assets based upon the amount of existing temporary differences, the period in which they are expected to be recovered and expected levels of taxable income. A valuation allowance to reduce deferred tax assets is established when it is “more likely than not” that some or all of the deferred tax assets will not be realized.

The Company accrues a liability for tax exposure items relating to matters where the Company does not believe it is probable that the tax position will be sustained.  New laws and new interpretations of laws and rulings by tax authorities may affect the liability for potential tax assessments. Due to the subjectivity and complex nature of the underlying issues, actual payments or assessments may differ from estimates. To the extent the Company’s estimates differ from actual payments or assessments, income tax expense is adjusted.

HINES HORTICULTURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share data)

Advertising

The Company expenses advertising costs at the time the advertising first takes place. Advertising expense was $852, $1,125 and $758 in 2006, 2005 and 2004, respectively.

Accrued Liabilities

Accrued liabilities include amounts accrued for expected claims costs relating to the Company’s insurance programs for workers’ compensation and auto liabilities. The Company has large deductibles for these lines of insurance, which means the Company must pay the portion of each claim that falls below the deductible amount. Expected claims costs are based on an actuarial analysis that considers the Company’s current payroll and automobile profile, recent claims history, insurance industry loss development factors and the deductible amounts. Expected claims costs for each year are accrued on a ratable monthly basis with a corresponding charge against income. The adequacy of the accruals is reviewed at the end of each quarter. The accruals for the expected costs relating to the insurance programs for workers’ compensation and auto liabilities are maintained at levels believed by the Company’s management to adequately reflect its claims obligations. In addition, the Company has accrued additional amounts for claims that are expected to settle for more than the deductible amounts. These additional amounts are recorded in other liabilities and are offset by an equal amount in other assets in the accompanying consolidated balance sheets, as these potential additional losses are fully insured.

Operating Leases

The Company leases certain land, office, trucks, warehouse facilities and machinery and equipment under various renewable long-term operating leases, which expire through 2013. All of the leases the Company enters into are accounted for in accordance with SFAS No. 13, “Accounting for Leases.” Certain of these leases include escalation clauses based upon changes in the consumer price index and/or the fair rental value of leased land and are accounted for on a straight-line basis over the term of the lease. Contingent rentals are not considered minimum lease payments and are included in rent expense as they are incurred. Rent concessions or lessor provided incentives are included in the minimum lease payments as an offset to rent expense. For contingent rentals, such concessions or incentives are recorded as an offset to rent expense as incurred.

Comprehensive Income

Comprehensive income encompasses all changes in equity other than those arising from transactions with shareholders, and consists of net income and prior to 2005, unrealized net gains and losses on cash flow hedges. There are no items in accumulated other comprehensive income at December 31, 2006 and 2005.

Use of Estimates

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

Earnings Per Share (“EPS”)

Earnings per share are calculated in accordance with SFAS No. 128, “Earnings per Share,” which requires the Company to report both basic earnings per share, based on the weighted-average number of common shares outstanding, and diluted earnings per share, based on the weighted-average number of common shares outstanding adjusted to include the potentially dilutive effect of outstanding stock options and warrants. For the year ended December 31, 2006, no warrants were outstanding that would have an effect on diluted earnings per share. On December 31, 2005, 440,000 warrants outstanding had expired and therefore had no effect on the Company’s diluted earnings per share for the year ended December 31, 2005. For the year ended December 31, 2004, the incremental shares related to 440,000 warrants outstanding increased fully diluted shares by 48,633. Additionally, for the years ended December 31, 2006, 2005 and 2004, shares related to employee stock options in the amount of 0.8 million, 0.9 million and 1.1 million, respectively, were excluded from the computation of diluted earnings per share because they would have been anti-dilutive.

HINES HORTICULTURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share data)

Shipping and Handling Fees and Costs

Amounts billed to a customer in a sale transaction related to shipping and handling are classified as revenue. Shipping and handling fees included as revenue totaled $30,179, $31,927 and $28,888 for the years ended December 31, 2006, 2005 and 2004, respectively. Total shipping and handling costs included in distribution expenses were $48,795, $49,034 and $46,414 for the years ended December 31, 2006, 2005 and 2004, respectively.

Derivatives

Derivative instruments are accounted in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. The Company’s only derivative instrument was an interest rate swap agreement that did not qualify for hedge accounting treatment under SFAS No. 133 and therefore was marked to market (see Note 8). The interest rate swap agreement matured in February 2005.

Accounting Pronouncements Adopted

The Company has adopted SFAS No. 123(R), “Share-Based Payment,” which established standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under Accounting Principles Board (APB) Opinion No. 25. In March 2005, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin (SAB) 107, “Share-Based Payment,” which expressed views of the SEC Staff about the application of SFAS No. 123(R). SFAS No. 123(R) was to be effective for interim or annual reporting periods beginning on or after June 15, 2005, but in April 2005 the SEC issued a rule that SFAS No. 123(R) will be effective for annual reporting periods beginning on or after June 15, 2005. The Company adopted SFAS No. 123(R) on January 1, 2006 under the modified prospective transition method. The adoption of this standard did not have an impact on the Company’s consolidated financial position, results of operations and cash flows because all of the Company’s outstanding options were fully vested as of December 31, 2005.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Non Monetary Assets - an amendment of APB Opinion No. 29,” which requires non monetary asset exchanges to be accounted for at fair value. The Company adopted the provisions of SFAS No. 153 for non monetary exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of this standard did not have an impact on the Company’s consolidated financial position, results of operations and cash flows.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 changes the requirements for the accounting for and reporting of a change in an accounting principle. This standard applies to all voluntary changes in an accounting principle. It also applies to changes required by an accounting pronouncement if that pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. APB Opinion No. 20 previously required that most voluntary changes in an accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in an accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard did not have an impact on the Company’s consolidated financial position, results of operations and cash flows.

In September 2006, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin (“SAB”) 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of determining whether the current year’s financial statements are materially misstated. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

HINES HORTICULTURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share data)

Recent Accounting Pronouncements

In June 2006, the FASB ratified Emerging Issues Task Force Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation).” The scope of EITF 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer. This issue provides that a company may adopt a policy of presenting taxes either gross within revenue or net. If taxes subject to this issue are significant, a company is required to disclose its accounting policy for presenting taxes and the amount of such taxes that are recognized on a gross basis. The Company does not believe that the adoption of EITF 06-3 which will be effective for fiscal periods beginning after December 15, 2006 will have a material impact on its consolidated financial position, results of operations or cash flows.

In June 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 is effective for all uncertainty in income taxes recognized in the financial statements in fiscal years beginning after December 15, 2006. The Company does not believe the adoption of FIN 48 will have a material impact on its consolidated financial position, results of operations or cash flows.

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

Reclassifications

Certain prior year and prior period amounts have been reclassified to conform to current year presentations. These reclassifications include discontinued operations associated with the Company’s Miami, Florida and four Northeast facilities as described in Note 3.

2.  Restatement of Consolidated Financial Statements

In connection with the preparation of the Company’s consolidated financial statements for the year ended December 31, 2006, the Company identified errors which affected the full year and each of the quarters of 2004 and 2005 and the first, second and third quarters of 2006, as discussed below.

The Company is restating herein the following consolidated financial statements:
•	the Company’s consolidated balance sheet as of December 31, 2005; and
•	the Company’s consolidated statements of operations, shareholders’ equity and cash flows for the years ended December 31, 2004 and 2005.

HINES HORTICULTURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share data)

Inventory Costs
The Company determined that certain materials and supplies were incorrectly capitalized as a component of nursery stock after the related inventory was sold, thereby misstating inventory and costs of goods sold for 2004 and 2005. These materials and supplies should have been relieved to cost of goods sold as the related inventory was sold. The correction to reduce inventory balances resulted in lower cost of goods sold in subsequent periods as the nursery stock was sold.

The effect in the consolidated balance sheet as of December 31, 2004 was a decrease in inventory of approximately $5,100. The effect of the correction of this error in the consolidated statement of operations for the year ended December 31, 2004 was an increase in cost of goods sold of approximately $5,100. In addition, in 2004, the Company corrected a misclassification of distribution costs resulting in an increase in distribution costs of $2,400 and a corresponding decrease in cost of goods sold.

The effect in the consolidated balance sheet as of December 31, 2005 was a decrease in inventory of approximately $4,200. The net effect of the correction of this error in the consolidated statement of operations for the year ended December 31, 2005 was a decrease in cost of goods sold of approximately $900.

Sale of Property in Miami
The Company sold its property located at its Miami, Florida facility in November 2005.  The Company did not correctly record this transaction in accordance with SFAS No. 98, “Accounting for Leases,” as a financing transaction.  The effect of the correction of this error in the December 31, 2005 consolidated balance sheet was the recognition of a financing obligation of $47,040, reinstatement of the carrying value of the property sold of $7,160, reclassification of deferred tax assets of $15,750 from non-current to current and a decrease in deferred gain on land sale of $39,880.  The effect of the correction of this error had no impact in the consolidated statement of operations for the years ended December 31, 2006 and 2005.

HINES HORTICULTURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share data)

Workers’ Compensation and Auto Insurance Accruals
In connection with the preparation of the Company’s 2006 consolidated financial statements, an error was discovered in the calculation of the workers’ compensation insurance and auto insurance liabilities. This error affected the consolidated financial statements for the year ended December 31, 2005 and the interim periods contained therein and also the first three quarters of 2006.

The effect of the correction of this error on the consolidated statement of operations for the year ended December 31, 2005 was a decrease in  cost of goods sold of $38 and a decrease in distribution expense of $48. Loss from discontinued operations for the year ended December 31, 2005 was reduced by $108. The effect of the correction of this error on the consolidated balance sheet as of December 31, 2005 was a decrease in inventory of $143 and a decrease in liabilities of $337.

Asset Retirement Obligations Adjustment
In connection with the preparation of the Company’s 2006 consolidated financial statements, it was discovered that the Company had not recorded an asset retirement obligation or appropriately applied the transition rule of  SFAS No. 143, “Accounting for Asset Retirement Obligations,” for certain assets located at its Irvine, California facility. To correct this error in accordance with SFAS No. 143, the Company recorded a cumulative-effect adjustment to retained earnings in the amount of $318 as of January 1, 2003. In applying the transition provisions of SFAS No. 143, there was no impact to the consolidated statements of operations or cash flows for the year ended December 31, 2003 or prior.

The effect of the correction of this error on the consolidated balance sheet as of December 31, 2005 was an increase in net fixed assets of $60, an increase in liabilities of $359 and an increase in inventory of $4.  The effect of the correction of this error on the consolidated statement of operations for the year ended December 31, 2005 was a decrease in cost of goods sold of $59.

The effect of the correction of this error on the consolidated statement of operations for the year ended December 31, 2004 was an increase in cost of goods sold of $36.

HINES HORTICULTURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share data)

The tables set forth below summarizes the impact of the adjustments described above on the individual line items on the Company’s consolidated financial statements for the affected periods as well as the impact of the discontinued operations discussed in Note 3 on those line items.

	2005			2004
	As Originally Reported	As Restated for Correction of Errors	As Restated for Correction of Errors and Discontinued Operations	As Originally Reported	As Restated for Correction of Errors	As Restated for Correction of Errors and Discontinued Operations
Statements of Operations:
Cost of goods sold	$174,580	$173,451	$121,007	$170,694	$173,444	$121,823
Gross profit	153,333	154,462	124,319	164,474	161,724	122,145
Distribution expenses (a)	75,900	75,844	52,970	69,702	72,090	50,001
Total operating expenses	132,599	132,543	101,564	125,928	128,316	97,745
Operating income	20,734	21,919	22,755	38,546	33,408	24,400

(Loss) income from continuing operations before income taxes	(4,081)	(2,896)	(2,038)	14,036	8,898	(98)
Income tax (benefit) provision	(1,523)	(1,073)	(742)	5,800	3,773	210
(Loss) income from continuing operations	(2,558)	(1,823)	(1,296)	8,236	5,125	(308)
Net (loss) income	(2,558)	(1,823)	(1,823)	8,236	5,125	5,125

Basic and diluted (loss) earnings per share:

(Loss) income from continuing operations	$(0.12)	$(0.08)	$(0.06)	$0.37	$0.23	$(0.01)

Net (loss) income per common share	(0.12)	(0.08)	(0.08)	0.37	0.23	0.23

Statements of Cash Flows:
Net (loss) income	$(2,558)	$(1,823)	$(1,823)	$8,236	$5,125	$5,125
Depreciation (b)	11,333	11,538	7,884	10,559	10,582	7,133
Accretion on asset retirement obligations (b)	51	44	44	122	52	52
Deferred income taxes	(2,589)	(1,073)	(742)	5,739	3,773	210
Inventories	(3,880)	(5,007)	(5,158)	(8,318)	(3,123)	(3,866)
Accounts payable and accrued liabilities	(1,008)	(2,287)	(2,287)	1,387	1,317	1,317
Net cash provided by operating activities	7,074	7,117	7,117	19,012	19,012	19,012
Purchase of fixed assets	(10,258)	(10,305)	(9,832)	(5,869)	(5,869)	(5,588)
Proceeds from sale of land	47,854	-	-	-	-	-
Net cash provided by (used in) investing activities	40,423	(7,474)	(7,474)	(6,541)	(6,541)	(6,541)
Proceeds from financing obligation	-	47,854	-	-	-	-
Net cash provided by discontinued operations	-	-	47,854	-	-	-
Net cash used in financing activities	(48,035)	(181)	(181)	(12,574)	(12,574)	(12,574)

(a) This line item originally reported combined with selling expenses
(b) These line items originally reported combined under depreciation, depletion and amortization

HINES HORTICULTURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share data)

	2005
	As Originally Reported	As Restated for Correction of Errors	As Restated for Correction of Errors and Discontinued Operations
Balance Sheets:
Inventories	$183,281	$178,975	$159,733
Total current assets	204,287	199,981	251,434
Fixed assets, net	122,234	129,454	82,851
Deferred income taxes, non-current	11,481	-	6,676
Total assets	388,135	379,568	391,094

Accrued liabilities	11,474	8,591	8,591
Deferred income taxes, current	66,127	48,868	56,542
Total current liabilities	109,469	89,327	105,080
Deferred gain on land sale	39,880	-	-
Financing obligation	-	47,040	47,040
Deferred income taxes, non-current	-	4,227	-
Other liabilities	5,378	8,260	8,260
Accumulated deficit	(70,594)	(73,288)	(73,288)
Total shareholders' equity	58,408	55,714	55,714
Total liabilities and shareholders' equity	388,135	379,568	391,094

HINES HORTICULTURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share data)

3.  Discontinued Operations

Hines Fertilizer Sale

On July 25, 2005, Hines Fertilizer and Hines Nurseries entered into an asset purchase agreement with a third party vendor to sell substantially all of the assets of Hines Fertilizer, excluding cash, accounts receivables and intercompany receivables. The purchase price for the assets was approximately $600 and was paid through the issuance of customer credits for past purchases. The gain on sale of assets was approximately $100. In accordance with the asset purchase agreement, the Company entered into a three year non-compete agreement, which restricts the Company’s ability to own and manage a competing fertilizer company and restricts the Company’s Miami production facility’s ability to co-brand and market with competing fertilizer companies, unless directly requested by the Company’s customers. Upon a change in control of Hines Horticulture or Hines Nurseries, all non-compete restrictions shall cease and no longer be of any effect.

Miami Property Sales

On November 7, 2005, the Company successfully completed the sale of 122 acres of unimproved property in Miami, Florida (“Miami Property Sale”) and received net proceeds of approximately $47,000. In accordance with an amendment to the existing senior credit facility, the proceeds from the Miami Property Sale were used to pay off the entire outstanding balance of the term loan, with the residual amount was used to pay down the revolving credit facility. As part of the Miami Property Sale, the Company entered into a two-year lease agreement with the buyer while transitioning operations to other locations. The Company leased the entire property for a one-year period, with a thirty-day extension right, and then vacated approximately 33 acres. The Company is leasing the remaining 89 acres until June 30, 2007, and is subleasing the property for the remainder of the lease term. The Company pays the buyer rent of five hundred dollars per acre annually during the lease term plus fifty percent of the rent the Company receives from subleasing the property. In addition, the Company is entitled to additional amounts if the buyer is successful in obtaining zoning for a certain number of residential lots. The Company originally recognized the sale of the property and deferred the gain on the transaction; however, as described in Note 2, due to continuing involvement in the property and in accordance with SFAS No. 98, the Company has reinstated the net book value of the assets, as well as recorded the proceeds received as a financing obligation as of December 31, 2005. The impact of this correction is discussed in Note 2. When the Company exits the lease on June 30, 2007, the Company will remove the net book value of the assets and expects to recognize a gain of $39,880.

In August 2006, the Company made the decision to pursue the sale of the remainder of the Miami assets and cease operations at this facility as follows:

1)   On October 2, 2006, the Company entered into asset purchase agreements and sold certain inventory, vehicles, equipment and other assets located at its Miami, Florida facility. Total proceeds from the sale of these assets were approximately $4,100, of which approximately $1,800 was used by the Company to terminate outstanding related lease obligations. In connection with the sale, the Company ceased active operations at its Miami, Florida facilities.

2)   On October 30, 2006, the Company entered into a commercial contract to sell one of its two remaining real properties located in Miami, Florida. The sale of approximately 138 acres of land in Miami-Dade County, Florida and certain other assets closed on December 22, 2006. The sales price for the land and the other assets was approximately $12,200. The Company recorded a net gain of approximately $8,800 from the sale of the 138 acres of land, which was recorded as a component of discontinued operations.

HINES HORTICULTURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share data)

3)   On April 18, 2007, the Company completed the sale of its last remaining parcel of land in Miami, Florida, which consisted of approximately 79 acres of land and certain improvements thereon, for approximately $7,200. The Company will record a net gain of approximately $2,500 from the sale, which will be recorded as a component of discontinued operations in 2007.

Northeast Facilities

In August 2006, the Company made a decision to pursue the sale of its four Northeast nursery operations. These operations consist of the Company’s facilities in Danville and Pipersville, Pennsylvania and Newark and Utica, New York.

On November 15, 2006, the Company entered into an asset purchase agreement and sold certain real property, inventory and other assets located at its nursery facility in Pipersville, Pennsylvania, including the right to purchase real property which was previously leased by the Company. The sales price was approximately $5,300, approximately $1,100 of which was deferred as it is contingent upon certain entitlements for the construction of additional greenhouses on certain real property which was previously leased by the Company. The sale of these assets and real property resulted in a loss of approximately $1,200, which has been recorded as a component of discontinued operations.

On January 10, 2007, the Company completed the sale of certain real property, inventory and other assets located at the nursery facilities in Danville, Pennsylvania, Utica, New York and Newark, New York for approximately $6,700. In connection with the sale, the Company terminated the leases for the real property comprising its Danville, Pennsylvania nursery facility.

Impairment Charges at Miami and Northeast Facilities

In reviewing the Company's long-lived assets for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company determined in the second quarter of 2006 that its four nursery facilities located in the Northeast were impaired because the carrying values of the long-lived assets exceeded the estimated undiscounted future cash flows of the assets. The Company estimated fair value based on appropriate valuation methodologies, which resulted in an impairment charge of approximately $8,000. The charge was recorded by the Company in its consolidated statements of operations in the second quarter of 2006 as a component of discontinued operations.

In October 2006, two major customers withdrew substantial future sales commitments from three of the four Northeast facilities, which withdrawal occurred subsequent to the original announcement of the sale of the four Northeast facilities. The withdrawal represented a reduction of approximately 75% of the 2007 annual sales commitments for the three facilities, greatly reducing the fair market value of these assets. As a result, it was determined that the long-lived assets associated with these facilities were impaired. The fair value used to determine the impairment was based on letters of intent the Company received in connection with the sale of the Company’s Northeast facilities. As a result, the Company recorded in the quarter ended September 30, 2006 an additional impairment charge of approximately $11,100 to reflect the revised estimate of the fair value of these assets. This impairment charge was recorded as a component of the loss from discontinued operations in the consolidated statements of operations in the third quarter of 2006.

On November 8, 2006, the Company completed the evaluation of the fair value of its Miami, Florida assets, which were sold as described above. The evaluation was based on the expected sales price of the assets compared to the carrying value of the assets. As a result of the evaluation, the Company recorded an impairment charge of approximately $5,300 to reflect the fair value of these assets, which was recorded in the consolidated statement of operations as a loss from discontinued operations in the third quarter of 2006.

In the fourth quarter of 2006, actual offers received on the Company’s Northeast facilities were less than the carrying values of the long-lived assets. As a result, the Company determined that an additional impairment charge of approximately $300 should be recorded to reflect the revised estimate of the fair value of these assets. This impairment charge was recorded as a component of the loss from discontinued operations in the consolidated statements of operations in the fourth quarter of 2006. In addition, in the fourth quarter of 2006, the Company also recorded approximately $2,300 of exit and disposal activity costs in order to terminate certain leases. These lease termination costs were recorded as a component of the loss from discontinued operations in the consolidated statements of operations in the fourth quarter of 2006.

HINES HORTICULTURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share data)

The fixed assets, inventories and related liabilities of the remaining Northeast and Miami facilities are classified on the consolidated balance sheet as “assets, or liabilities related to assets, held for sale” as of December 31, 2006.

Summarized financial information for discontinued operations is set forth below:

	Years Ended December 31,
	2006	2005	2004

Sales, net	$53,625	$82,587	$91,200

(Loss) income before income taxes	(44,990)	(858)	8,996
Income tax (benefit) provision	(18,225)	(331)	3,563

(Loss) income from discontinued operations	$(26,765)	$(527)	$5,433

As of December 31, 2006 and 2005, the components of assets and liabilities of discontinued operations in the consolidated balance sheets under assets, or liabilities related for assets, held for sale were as follows:

	December 31,
	2006	2005
		As Restated
Inventories	$1,193	$20,454
Fixed assets, net	16,445	46,603
Deferred income taxes	15,014	4,850

Assets held for sale	$32,652	$71,907

Deferred income taxes	$471	$8,079

Liabilities related to assets held for sale	$471	$8,079

The 2005 assets held for sale in the above table does not include $484 related to the Company's Vacaville, California facility because this facility is part of continuing operations as of December 31, 2005.

4. Dispositions and Impairments

Vacaville Property Sale

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

HINES HORTICULTURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share data)

Trenton South Carolina Facility

As discussed in Note 2, due to lost market share at the Company’s Trenton, South Carolina facility, the Company determined that the expected undiscounted future cash flow at its South Carolina facility would not exceed the net book value of its fixed assets. As a result, the Company reduced the carrying value of the assets to fair value in the third fiscal quarter of 2006. The amount of the fixed asset impairment was $1,477 and was recorded as a component of operating loss in the accompanying consolidated statement of operations.

5. Inventories

Inventories consisted of the following:

	December 31,
	2006	2005
		As Restated
Nursery stock	$138,376	$151,992
Material and supplies	8,399	7,741
Inventories	$146,775	$159,733

Consigned inventories	$542	$138

6. Fixed Assets

Fixed assets consisted of the following:

	December 31,
	2006	2005
		As Restated
Land	$15,169	$15,169
Buildings and improvements	74,428	68,683
Machinery and equipment	28,967	27,953
Software	21,049	20,355
Asset retirement obligations	538	247
Construction in progress	7,226	3,512
	147,377	135,919
Less accumulated depreciation	(61,907)	(53,068)

Fixed assets, net	$85,470	$82,851

Capitalized interest cost aggregated $150 in fiscal 2006 and $120 in fiscal 2005.

HINES HORTICULTURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share data)

7. Asset Retirement Obligations

The changes in the carrying amount of the asset retirement obligations, as restated (see Note 2), during 2006 and 2005 were as follows:

	2006	2005
		As Restated

Beginning balance	$519	$523
Accretion expense	63	44
Cost of current year work performed	(84)	(48)
Additions during the period	291	-
Ending balance	$789	$519

8. Interest Rate Swap Agreement

In May 2000, the Company entered into an interest rate swap agreement to economically hedge $75,000 of debt. This interest rate swap agreement did not qualify for hedge accounting treatment under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, and therefore was marked to market in earnings. The interest rate swap agreement effectively changed the Company's exposure on its variable-rate interest payments to fixed-rate interest payments (7.13%) based on the 3-month London Inter Bank Offering Rate (“LIBOR”) rate in effect at the beginning of each quarterly period. Despite the refinancing of long-term debt, the interest rate swap agreement remained outstanding and matured in February 2005.

Effective January 1, 2001, the Company adopted the provisions of SFAS No. 133, as amended. Adopting the provisions of SFAS No. 133 on January 1, 2001 resulted in a cumulative after-tax charge to accumulated other comprehensive income as of January 1, 2001 of $2,334, representing the fair value of the interest rate swap agreement, net of tax. This amount was being amortized as interest rate swap agreement expense over the term of the debt. For the years ended December 31, 2005 and 2004, the Company recognized pre-tax income of $895 and $4,425, respectively, reported as interest rate swap agreement income in the accompanying consolidated statements of operations.

9. Credit Facility

(a) Old Credit Facility

On September 30, 2003, the Company amended and restated its senior credit facility (“Old Senior Credit Facility”). Hines Nurseries and its domestic operating subsidiaries were borrowers under the Old Senior Credit Facility. The Old Senior Credit Facility originally consisted of a revolving facility with availability of up to $145,000 (subject to borrowing base limits), which was eventually reduced through amendments to the Old Senior Credit Facility to $100,000 (subject to borrowing base limits). The revolving facility also permitted the Company to obtain letters of credit up to a sub-limit.

The Old Senior Credit Facility required Hines Nurseries and its subsidiaries to meet specific covenants and financial ratios, including a minimum fixed charge coverage test, a maximum leverage test and a maximum capital expenditure test. The Old Senior Credit Facility contained customary representations and warranties and customary events of default and other covenants. As of December 31, 2006, the Company was not in compliance with certain of its covenants; however, as discussed below, the non-compliance was cured with the Fourth Amendment and Limited Waiver.

HINES HORTICULTURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share data)

In December 2006, Hines Nurseries negotiated and entered into the Fourth Amendment to the Old Senior Credit Facility to waive the minimum fixed charge coverage ratio covenant of the Old Senior Credit Facility for the fourth quarter of fiscal quarter 2006. The Fourth Amendment and Limited Waiver amended the date by which the Company was required to sell its four nursery facilities in the Northeast to January 31, 2007 and certain assets in Miami, Florida to March 31, 2007. On January 18, 2007, the Old Senior Credit Facility was terminated and replaced with a new credit facility as described below.

(b) New Senior Credit Facility

On January 18, 2007, Hines Nurseries entered into a Loan and Security Agreement (the “New Senior Credit Facility”) that expires in 2012. The New Senior Credit Facility consists of a $100,000 credit facility, which includes a $15,000 letter of credit subline. The New Senior Credit Facility was used to refinance the outstanding revolving loans under the Old Senior Credit Facility.

Guarantees; Collateral. The obligations under the New Senior Credit Facility are guaranteed by the Company. Borrowings under the New Senior Credit Facility are collateralized by substantially all of the Company’s and Hines Nurseries’ assets.

Restrictions; Covenants; Defaults. The New Senior Credit Facility includes customary events of default and other customary covenants, including, but not limited to, a fixed charge coverage ratio test, restrictions on certain types of activities, transactions and payments, including distributions and dividends from Hines Nurseries to Hines Horticulture, reporting covenants and others. The New Senior Credit Facility also includes standard provisions related to conditions of borrowing and customary representations and warranties. The lenders may terminate their obligation to make loans under the New Senior Credit Facility, and may accelerate payment of the indebtedness under the New Senior Credit Facility, upon the occurrence of an event of default, including the failure to comply with the covenants contained in the New Senior Credit Facility. Upon the occurrence and during the continuance of an event of default, the interest rate will increase by 2%.

Limited Waiver to New Senior Credit Facility. On April 30, 2007, Hines Nurseries obtained a waiver from the financial institutions pursuant to which the lenders waived certain defaults under the New Senior Credit Facility and extended the deadline for filing the financial statements for the fiscal year ended December 31, 2006 and for the fiscal quarter ended March 31, 2007 to May 28, 2007. On May 29, 2007, the Company obtained an additional waiver under the Loan Agreement to, among other things, extend the date of filing such financial statements from May 28, 2007 to June 28, 2007. On June 21, 2007, the Company obtained an additional waiver under the New Senior Credit Facility to extend the date of delivering its quarterly financial statements for the fiscal quarter ended March 31, 2007 to July 20, 2007. On July 3, 2007, we obtained a further waiver under the Loan Agreement, effective June 28, 2007, extending to July 13, 2007 the deadline for us to deliver our annual financial statements for the fiscal year ended December 31, 2006, and extending to July 31, 2007 the deadline for us to deliver our quarterly financial statements for the fiscal quarter ended March 31, 2007.

Interest Rate; Fees. The interest rate on the loans under the New Senior Credit Facility may be, at the Company’s option, base rate loans or London Interbank Offering Rate (“LIBOR”) loans. Base rate loans under the New Senior Credit Facility bear interest at the lenders prime rate plus an additional amount that ranges from 0.50% to 1.25%, depending on the Company’s average availability of borrowing under the New Senior Credit Facility. Currently, the applicable margin for base rate loans is 0.75%. LIBOR rate loans under the New Senior Credit Facility bear interest at the LIBOR rate plus an additional amount that ranges from 1.50% to 2.25%, depending on the Company’s average availability of borrowing under the New Senior Credit Facility. Currently, the applicable margin for LIBOR rate loans is 1.75%.

In addition to paying interest on outstanding principal, the Company is required to pay a commitment fee on the daily average unused portion of the New Senior Credit Facility. Additionally, the Company is required to pay a fee for each letter of credit outstanding under the Loan Agreement equal to the applicable margin for LIBOR rate loans to be shared by the lenders and a fronting fee of 0.125% to the individual issuer of a letter of credit.

HINES HORTICULTURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share data)

Availability; Borrowing Base. Availability of borrowing under the New Senior Credit Facility is subject to a borrowing base consisting of the lesser of (i) the amount equal to the aggregate amount of the revolving loan commitment minus the aggregate amount of all letters of credit outstanding under the Loan Agreement and all fees or other amounts owing by the Company with respect thereto (less certain amounts) minus the amount of the availability block under the Loan Agreement, which is currently $15,000 but which shall be reduced to $0 at such time as the Company achieves a fixed charge coverage ratio of at least 1.1:1 for two consecutive fiscal quarters and (ii) the amount equal to 85% of eligible accounts receivable plus the lesser of (a) during the period commencing on December 31 of each calendar year and ending on April 30 each calendar year, the lesser of 65% of eligible inventory or 85% of the appraised net orderly liquidation value of eligible inventory or (b) during the period commencing on May 1 of each calendar year and ending on December 30 each calendar year, the lesser of 55% of eligible inventory or 85% of the appraised net orderly liquidation value of eligible inventory minus the sums of the reserves provided for in the Loan Agreement.

The Company must deliver borrowing base certificates and reports at least monthly. The borrowing base also may be subject to certain other adjustments and reserves to be determined by the agent. Eligible accounts receivable of both The Home Depot, the Company’s largest customer, and Lowe’s Companies, Inc., the Company’s second largest customer, may not exceed 30% of total eligible accounts receivable at any time.

Maturity Date; Prepayments. Amounts outstanding under the Loan Agreement mature on January 18, 2012 and the Company may prepay amounts outstanding under the Loan Agreement without fees or penalties, subject to the payment of costs associated with the prepayment of any LIBOR rate loans.

Change of Control. In the event of a change of control, the commitments of the lenders under the Loan Agreement may be cancelled and the Company may be required to immediately repay the outstanding amount of the Loan Agreement, together with accrued interest and all other amounts accrued under the Loan Agreement.

10. Long-term Debt

	December 31,
	2006	2005
Senior Notes, interest at 10.25% payable semi-annually on April 1 and October 1, maturing on October 1, 2011.	$175,000	$175,000

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

HINES HORTICULTURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share data)

Repurchase on a change of control. The Senior Notes contain a put option whereby the holders have the right to put the Senior Notes back to Hines at 101.000% of the principal amount thereof on the date of purchase plus accrued and unpaid interest upon a change of control of Hines.

11. Commitments and Contingencies

Operating Leases

The Company leases certain land, office, trucks and warehouse facilities, and machinery and equipment under various renewable long-term operating leases, which expire through 2013. All of the leases the Company enters into are accounted for in accordance with SFAS No. 13, “Accounting for Leases.” Certain of these leases include escalation clauses based upon changes in the consumer price index and/or the fair rental value of leased land. The Irvine, California operating land lease requires the Company to pay rent equal to the greater of 2.25 percent, increasing to 3 percent by the year 2010, of the sales derived from the related land, or a minimum per acre amount, as defined in the agreement. Total rent expense for these operating lease agreements for the years ended December 31, 2006, 2005 and 2004 was $6,409, $5,569 and $5,190, respectively.

The following are the Company's future minimum annual payments under its non-cancelable operating leases for each of the next five years ending December 31 and thereafter:

Continuing Operations
2007	$3,565
2008	2,620
2009	1,997
2010	1,700
2011	314
Thereafter	453
$10,649

In May 2003, the Company amended the lease for its Irvine, California nursery and headquarters. Under the amendment, the Company agreed to vacate 254 acres covered by the lease in 2006 in exchange for an extension of the term of the lease on 170 acres that was set to expire beginning in September 2003 to December 2010 and the lease of an additional 63 acres contiguous to its existing facility from July 2003 to December 2010. The landlord also agreed to assist with the costs of developing the new acreage and transition costs of up to $4,000, which included a cash payment of $2,000 which was included in the minimum lease payments, and rental credits of $2,000, which were used to offset contingent rent and were fully utilized in 2005. The rent credits were applied to the operating land lease as described above, which provides that the Company pay rent based on sales from the related land. On January 1, 2007, the Company negotiated and entered into another amendment of the lease to extend 50 acres of the 254 acres the Company was to vacate by 2006 to June 30, 2007.

Legal Matters

On July 18, 2006, Mr. Jean-Paul filed an action against the Company and other defendants in the Eleventh Judicial Circuit, Dade County, Florida, alleging negligence in connection with an automobile accident involving one of the Company’s trailers and a third-party carrier.  On March 6, 2007, additional plaintiffs filed an action related to this incident in the same court, alleging negligence and vicarious liability for negligence against the Company and other defendants.  The first filed claim is scheduled for trial in August 2007.  The Company is defended in these actions by its insurance carrier, and is fully insured with respect to this matter, beyond a deductible.  The Company has accrued an amount it believes represents the probable estimated claim at December 31, 2006. The Company has also recorded an asset at December 31, 2006, for the probable full insurance recovery.

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

12. Shareholders’ Equity and Share-Based Payments

On June 22, 1998, the Board adopted the 1998 Long-Term Equity Incentive Plan (the "1998 Stock Plan"). The 1998 Stock Plan provides for grants of stock options, stock appreciation rights, restricted stock, performance awards and any combination of the foregoing to certain directors, officers and employees of the Company and its subsidiary. The purpose of the 1998 Stock Plan is to provide such individuals with incentives to maximize shareholder value and otherwise contribute to the success of the Company and to enable the Company to attract, retain and reward the best available persons for positions of substantial responsibility.

On June 1, 2000, the Board of Directors adopted and approved to increase the number of shares of common stock available for issuance under the 1998 Stock Plan by 1.0 million shares. At December 31, 2006, the Company had reserved 3.6 million shares of its common stock for issuance upon exercise of options granted or to be granted under this plan.

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

Prior to January 1, 2006, the Company measured stock compensation expense using the intrinsic value method of accounting in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations (APB No. 25). Thus, expense was generally not recognized for the Company’s employee stock option plans. Results for prior periods have not been restated.

The following table shows net income and EPS had the Company applied the fair value method of accounting for stock-based compensation in accordance with SFAS No. 123 during of the years ended 2005 and 2004.

	Year Ended	Year Ended
	December 31, 2005	December 31, 2004
Net (loss) income, as restated	$(1,823)	$5,125
Stock-based compensation expense, net of tax	(43)	(252)
Pro forma net (loss) income, as restated	$(1,866)	$4,873

Net (loss) income per share:

Basic and diluted - as restated	$(0.08)	$0.23
Basic and diluted - pro forma, as restated	$(0.08)	$0.22

HINES HORTICULTURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share data)

The weighted-average assumptions used in estimating the fair value of stock options granted in 2004, along with the weighted-average grant date fair values, were as follows:

2004
Dividend yield	0%
Expected volatility	83.86%
Risk-free interest rate	3.48%
Expected term	Four years
Forfeiture rate	0%

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

Forfeiture Rate - The forfeiture rate is an estimate of the percentage of granted stock options that will be cancelled prior to becoming vested.

There were no stock option grants during the years ended December 31, 2006 and 2005.

A summary of the status of the Company’s stock option plan as of December 31, 2006, 2005 and 2004 is provided in the table below:

	2006		2005		2004
		Weighted Average		Weighted Average		Weighted Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price

Outstanding -- beginning of year	869,110	$ 6.22	1,067,923	$ 6.15	989,723	$ 6.22
Granted	-	-	-	-	100,000	5.50
Cancelled	(40,696)	6.72	(198,813)	5.82	(21,800)	6.00
Outstanding - end of year	828,414	$ 6.20	869,110	$ 6.22	1,067,923	$ 6.15

Exercisable	828,414	$ 6.20	869,110	$ 6.22	1,006,237	$ 6.20

Weighted average fair value
of options granted during period		-		-		$ 5.18

The aggregate intrinsic value represents the difference between the exercise prices of the underlying awards and the quoted price of the Company’s common stock for those awards that have an exercise price below the quoted price on December 31, 2006. The Company had no options outstanding on December 31, 2006 with an exercise price below the quoted price of the Company’s common stock resulting in an aggregate intrinsic value of $0.

HINES HORTICULTURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share data)

The weighted average remaining contractual life was five years at December 31, 2006. As of December 31, 2006, expiration dates ranged from June 22, 2008 to February 18, 2013.

	2006			2005
	Outstanding and Exercisable			Outstanding and Exercisable

		Average	Weighted		Average	Weighted
	Number of	Remaining	Average of	Number of	Remaining	Average of
Range of Exercise Price	Options	Contract Life	Exercise Price	Options	Contract Life	Exercise Price

$3.32 to $5.00	81,000	4.56	$ 4.53	81,000	5.56	$ 4.53
$5.50	602,314	5.40	5.50	632,910	6.40	5.50
$6.00 to $8.00	33,000	2.82	6.73	34,200	3.82	6.71
$11.00	112,100	1.58	11.00	121,000	2.58	11.00

Total	828,414		$ 6.20	869,110		$ 6.22

	2004
	Outstanding			Exercisable

		Average	Weighted		Weighted
	Number of	Remaining	Average of	Number of	Average of
Range of Exercise Price	Options	Contract Life	Exercise Price	Options	Exercise Price

$3.32 to $5.00	81,000	6.56	$ 4.53	69,314	$ 4.53
$5.50	814,023	7.56	5.50	764,023	5.50
$6.00 to $8.00	43,800	4.82	6.87	43,800	6.87
$11.00	129,100	3.58	11.00	129,100	11.00

Total	1,067,923		$ 6.15	1,006,237	$ 6.20

13. Income Taxes

The components of the income tax (benefit) provision from continuing operations consisted of the following:

	For the years ended December 31,
	2006	2005	2004
Current income tax (benefit) provision:		As Restated	As Restated
Federal	$-	$-	$-
State	-	-	-
	-	-	-
Deferred income tax (benefit) provision:
Federal	(11,182)	(658)	186
State	(1,437)	(84)	24
Income tax (benefit) provision, continuing operations	$(12,619)	$(742)	$210

HINES HORTICULTURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share data)

The reported (benefit from) provision for income taxes from continuing operations differs from the amount computed by applying the statutory federal income tax rate of 35% to income/(loss) as follows:

	For the Years Ended December 31,
	2006	2005	2004
		As Restated	As Restated
Benefit computed at statutory rate	$(11,314)	$(713)	$(34)
Increase (decrease) resulting from:
State tax, net of federal benefit	(1,456)	(92)	(4)
Meals and entertainment	76	75	79
Reversal of tax contingency accrual	(150)	-	-
Other	225	(12)	169
Income tax (benefit from) provision for continuing operations	$(12,619)	$(742)	$210

Components of total income tax (benefit) provision

Income tax (benefit from) provision for continuing operations	$(12,619)	$(742)	$210
Income tax (benefit from) provision for discontinued operations	(18,225)	(331)	3,563

Total income tax (benefit) provision	$(30,844)	$(1,073)	$3,773

Deferred tax assets (liabilities) are comprised of the following:

	December 31,
Deferred tax assets:	2006	2005
		As Restated
Net operating loss carryforwards	$21,414	$1,148
Intangible assets	-	10,623
Tax credits	708	768
Other	327	423
Total deferred tax assets	22,449	12,962

Deferred tax liabilities:

Accrual to cash adjustment	(28,884)	(48,868)
Intangible assets	(8,576)	-
Fixed assets	(8,529)	(17,189)
Total deferred tax liabilities	(45,989)	(66,057)

Net deferred tax liability	$(23,540)	$(53,095)

Net deferred income tax liability, current	(44,165)	(56,542)
Deferred income tax, assets held for sale	15,014	4,850
Deferred income tax liability, related to assets held for sale	(471)	(8,079)
Net deferred income tax asset, non-current	6,082	6,676
	$(23,540)	$(53,095)

HINES HORTICULTURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share data)

The Company derives significant benefits by qualifying to use the cash method of accounting for federal and state income tax purposes. Under the cash method, sales are included in taxable income when payments are received and expenses are deducted as they are paid. The primary benefit the Company receives is the ability to deduct the cost of inventory as it is incurred. The net benefit realized by the Company thus far is represented by the “Accrual to Cash Adjustment” item above. Because the items to which this “Accrual to Cash Adjustment” relate to are comprised of current assets and current liabilities in the consolidated balance sheets (such as inventory, accounts receivable, accounts payable, etc.), this deferred tax item is also characterized as current.

At December 31, 2006, the Company had approximately $53,963 in net operating loss carryforwards for federal income tax reporting purposes. The Company's federal net operating losses begin to expire in 2024. In addition, the Company had approximately $52,981 in net operating loss carryforwards for state income tax reporting purposes. The Company’s state net operating losses in certain states begin to expire in 2008.

The Company believes its net deferred tax assets are realizable due to the expected future reversal of existing taxable temporary differences, principally attributable to the cash method of accounting for tax return purposes.

The Company records a liability for potential tax assessments based on its estimate of the potential exposure. New laws and new interpretations of laws and rulings by tax authorities may affect the liability for potential tax assessments. Due to the subjectivity and complex nature of the underlying issues, actual payments or assessments may differ from estimates. To the extent the Company’s estimates differ from actual payments or assessments, income tax expense is adjusted.  Management believes that adequate amounts of tax and related interest, if any, have been provided for any adjustments that may result from these examinations. During 2006, a reserve of $1,227 for probable tax assessments was reversed due to the expiration of the applicable statute of limitations for such items.  This reversal included $150 for continuing operations and $1,077 for discontinued operations.

14. Employee Benefit Plans

As of January 1, 2001, Hines Nurseries established a 401(k) Retirement Savings Plan (the “Plan”) for salaried and permanent hourly employees. As of January 1, 2003, pursuant to Internal Revenue Service (“IRS”) rules, participants make voluntary contributions to the plan up to a maximum of $12 not to exceed 20 percent of their annual compensation (as defined). In addition, employees over age 50 may now contribute an additional $2. Hines’ matching contribution to the Plan was equal to 100 percent of the first three percent of a participant’s voluntary deferral of salary, and 50 percent of the next two percent of a participant’s voluntary deferral of salary per calendar year. As of May 16, 2003, Hines discontinued its matching contributions. As of January 2006, pursuant to IRS rules, participants may make voluntary contributions to the plan up to a maximum of $15 not to exceed 50 percent of their annual compensation (as defined). In addition, employees over age 50 may now contribute an additional $5.

The total expense related to the Hines plan was $0 for the years ended December 31, 2006, 2005 and 2004.

15. Fair Values of Financial Instruments

The fair value of the Senior Notes is based on the closing price of the debt securities at December 31, 2006 and 2005. The carrying amount of short-term debt approximates fair value based on the short-term maturity of the instrument.

HINES HORTICULTURE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share data)

The carrying amounts and estimated fair values of the Company's financial instruments at December 31, 2006 and 2005 are as follows:

	December 31,
	2006		2005
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Revolving line of credit	$3,128	$3,128	$10,080	$10,080
Long-term debt	$175,000	$154,000	$175,000	$171,500

16.  Related Party Transactions

In 1995 the Company sold 290 acres of its Forest Grove, Oregon nursery facility property to Blooming Farm, Inc., a corporation owned by Madison Dearborn Capital Partners and by Mr. Ferguson, the Company's Chief Executive Officer and President, Ms. Pieropan, the Company's Chief Financial Officer, Secretary and Treasurer, Stephen Thigpen, the Company's former Chief Executive Officer, and other members of the Company's current and former management. As payment in full for the 290 acres, Blooming Farm issued an interest-only promissory note to the Company in the amount of $827 secured by a deed of trust on the land. In 1996 the Company sold an additional 53 acres to Blooming Farm. As payment in full for the 53 acres, Blooming Farm issued an interest-only promissory note to the Company in the amount of $151 secured by a deed of trust on the 53 acres. The maturity date of each of these promissory notes is May 31, 2008.

Blooming Farm is obligated to make interest payments of $67 per year on the principal balances of the notes. The Company leases all such 343 acres from Blooming Farm pursuant to a lease which expires on May 31, 2008 and under which the Company is obligated to make annual lease payments of $69. Pursuant to such lease, the Company has an option to purchase the land and rights of first refusal.

17.  Guarantor/Non-guarantor Disclosures

The Senior Notes issued by Hines Nurseries (the “issuer”) have been guaranteed by the Company (the “parent guarantor”). The issuer is a 100% owned subsidiary of the parent guarantor. The parent guaranty is full and unconditional. The parent guarantor has no independent assets, liabilities or operations. In addition, under the Senior Notes, the parent guarantor is unable to obtain dividends or loans from the issuer. As a result of the foregoing, separate financial statements of Hines Nurseries are not presented.