Form 10-Q
period 2007-03-31
HINES HORTICULTURE INC
filed 2007-08-23
CIK 1003515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

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
Yes ☒   No ☐

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

As of July 31, 2007, there were 22,072,549 shares of Common Stock, par value $0.01 per share, outstanding.

HINES HORTICULTURE, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HINES HORTICULTURE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
March 31, 2007 and December 31, 2006
(Dollars in thousands, except share data)
(unaudited)

	March 31, 2007	December 31, 2006
ASSETS

CURRENT ASSETS:
Cash	$24	$108
Accounts receivable, net	40,709	11,594
Inventories	156,045	146,775
Consigned inventories	1,491	542
Prepaid expenses and other current assets	3,020	1,662
Assets held for sale	27,501	32,652
Total current assets	228,790	193,333

FIXED ASSETS, net	84,931	85,470

DEFERRED FINANCING COSTS, net	5,158	5,361
DEFERRED INCOME TAXES	5,413	6,082
GOODWILL	38,818	38,818
OTHER ASSETS	11,952	11,304
	$375,062	$340,368

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$22,857	$15,113
Accrued liabilities	8,297	5,216
Accrued payroll and benefits	4,494	4,282
Accrued interest	9,173	4,667
Borrowings on revolving credit facility	30,476	3,128
Liabilities related to assets held for sale	-	471
Deferred income taxes	41,259	44,165
Financing obligation	47,032	47,032
Total current liabilities	163,588	124,074

LONG-TERM DEBT	175,000	175,000

FINANCING OBLIGATION	16,689	16,689

COMMITMENTS AND CONTINGENCIES
SUBSEQUENT EVENTS (Note 13)

OTHER LIABILITIES	15,743	15,363

SHAREHOLDERS' EQUITY
Preferred stock
Authorized - 2,000,000 shares, $0.01 par value; none outstanding	-	-
Common stock
Authorized - 60,000,000 shares, $0.01 par value;
Issued and outstanding - 22,072,549 shares at March 31, 2007 and December 31, 2006	221	221
Additional paid-in capital	128,781	128,781
Accumulated deficit	(124,960)	(119,760)
Total shareholders' equity	4,042	9,242
	$375,062	$340,368

The accompanying notes are an integral part of these condensed consolidated financial statements.

HINES HORTICULTURE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended March 31, 2007 and 2006
(Dollars in thousands, except share data and per share data)
(Unaudited)

	Three Months Ended March 31,
	2007	2006
Sales, net	$53,324	$46,434
Cost of goods sold	28,797	26,400
Gross profit	24,527	20,034

Distribution expenses	11,475	10,119
Selling, general and administrative expenses	14,115	11,333
Other operating expenses	21	761
Asset impairment charges	1,107	-
Total operating expenses	26,718	22,213
Operating loss	(2,191)	(2,179)

Other expenses
Interest expense, net	4,841	5,157
Amortization and write-off of deferred financing costs	1,498	371
	6,339	5,528

Loss from continuing operations before income taxes	(8,530)	(7,707)

Income tax benefit	(3,358)	(3,074)

Loss from continuing operations	(5,172)	(4,633)

(Loss) income from discontinued operations, net of income taxes	(28)	341
Net loss	$(5,200)	$(4,292)

Basic and diluted (loss) earnings per share:

Loss from continuing operations	$(0.23)	$(0.21)
(Loss) income from discontinued operations, net of income taxes	(0.00)	0.02
Net loss per common share	$(0.24)	$(0.19)

Weighted average shares outstanding--basic and diluted	22,072,549	22,072,549

The accompanying notes are an integral part of these condensed consolidated financial statements.

HINES HORTICULTURE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2007 and 2006
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,200)	$(4,292)
Loss (income) from discontinued operations	28	(341)
Adjustments to reconcile loss from continuing operations to net cash provided by (used in) operating activities:
Depreciation	2,340	1,986
Accretion on asset retirement obligations	26	15
Amortization and write-off of deferred financing costs	1,498	371
Gain on sale of assets	(7)	(1)
Asset impairment charges	1,107	-
Deferred income taxes	(3,358)	(3,074)

Change in working capital accounts:
Accounts receivable	(29,115)	(21,914)
Inventories	(10,402)	(9,726)
Prepaid expenses, other current assets and other assets	(2,090)	(752)
Accounts payable and accrued liabilities	17,977	19,175
Net cash used in continuing operations	(27,196)	(18,553)
Net cash used in discontinued operations	(3,611)	(8,415)
Net cash used in operating activities	(30,807)	(26,968)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of fixed assets	(2,119)	(887)
Proceeds from sale of fixed assets	6	-
Net cash used in continuing operations	(2,113)	(887)
Net cash provided by discontinued operations	6,783	24
Net cash provided by (used in) investing activities	4,670	(863)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on revolving credit facility	42,751	65,257
Repayments on revolving credit facility	(15,403)	(37,278)
Payments of deferred financing costs	(1,295)	(150)
Net cash provided by financing activities	26,053	27,829

NET CHANGE IN CASH	(84)	(2)

CASH, beginning of period	108	62

CASH, end of period	$24	$60

Supplemental disclosure of cash flow information:
Cash paid for interest during the period, net of amounts capitalized	$183	$478
Cash paid for income taxes	$1	$1,046

The accompanying notes are an integral part of these condensed consolidated financial statements.

HINES HORTICULTURE, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

1.	Description of Business:

Hines Horticulture, Inc. (“Hines Horticulture”), a Delaware corporation, produces and distributes horticultural products through its wholly owned subsidiary Hines Nurseries, Inc. (“Hines Nurseries”). Unless otherwise specified, references to “Hines” or the “Company” refer to Hines Horticulture, Inc. and its subsidiary.

Hines is a leading national supplier of ornamental shrubs, color plants and container-grown plants and our continuing operations consist of eight commercial nursery facilities located in Arizona, California, Oregon, South Carolina and Texas. Hines markets its products to retail and commercial customers throughout the United States and Canada.

The Condensed Consolidated Financial Statements include the accounts of Hines Horticulture and its wholly owned subsidiary after elimination of intercompany accounts and transactions.

2.	New Accounting Standards:

In June 2006, the Financial Accounting Standards Board (“FASB”) ratified Emerging Issues Task Force Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (“EITF 06-3”). The scope of EITF 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer. This issue provides that a company may adopt a policy of presenting taxes either gross within revenue or net. If taxes subject to this issue are significant, a company is required to disclose its accounting policy for presenting taxes and the amount of such taxes that are recognized on a gross basis. The Company’s policy is to present sales tax amounts collected on a net basis in its income statement. The adoption of EITF 06-3 did not have a material impact on the Company’s consolidated financial position, results of operations and cash flows.

In June 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with the Statement of Financial Accounting Standard (“SFAS”) No. 109, “Accounting for Income Taxes.” FIN 48 is effective for all uncertainty in income taxes recognized in the financial statements in fiscal years beginning after December 15, 2006. If needed, any interest and penalties associated with uncertain tax positions will be recorded as interest expense and selling, general and administrative expenses, respectively. The Company’s adoption of FIN 48 did not have an impact on its consolidated financial position, results of operations and cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosure about fair value measurements. This pronouncement applies to other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the requirements of SFAS No. 157 and the impact that the adoption of this standard may have on its consolidated financial statements.

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

4.	Discontinued Operations:

Miami Property Sales
On November 7, 2005, the Company sold 122 acres of unimproved property in Miami, Florida (“Miami Property Sale”) for $47,040. In accordance with SFAS No. 98 “Accounting for Leases,” the Company has recorded the proceeds as a financing obligation. In accordance with an amendment to the existing senior credit facility, the proceeds from the Miami Property Sale were used to pay off the entire outstanding balance of the term loan and the residual amount was used to pay down the revolving credit facility. As part of the Miami Property Sale, the Company entered into a two-year lease agreement with the buyer while transitioning operations to other locations. The Company leased the entire property for a one year period, with a thirty-day extension right, and then vacated approximately 33 acres. The Company leased the remaining 89 acres until June 30, 2007, during which time the Company subleased the property. The Company paid the buyer rent of five hundred dollars per acre annually during the lease term plus fifty percent of the rent the Company received from subleasing the property. In addition, the Company is entitled to additional amounts if the buyer is successful in obtaining zoning for a certain number of residential lots. On June 30, 2007, the Company exited the lease and expects to recognize a gain of $39,912 as a component of discontinued operations in the quarter ended June 30, 2007.

On April 18, 2007, the Company completed the sale of its last parcel of land in Miami, Florida, which consisted of approximately 79 acres of land and certain improvements thereon, for $7,152. In the second quarter of 2007, the Company will record a net gain of $2,547 from the sale as a component of discontinued operations.

Northeast Facilities
In August 2006, the Company made a decision to pursue the sale of the four Northeast nursery operations as provided for in the Company’s credit facility in place at the time of the decision. These operations consisted of the Company’s facilities in Danville and Pipersville, Pennsylvania and Newark and Utica, New York.

On November 15, 2006, the Company sold its nursery facility in Pipersville, Pennsylvania, for $5,368, of which $1,125 was deferred as it is contingent upon certain entitlements for the construction of additional greenhouses on certain real property which was previously leased by the Company. The sale of this facility resulted in a loss of $1,238, which was recorded as a component of discontinued operations in the quarter ended December 31, 2006.

On January 10, 2007, the Company completed the sale of certain real property, inventory and other assets located at the nursery facilities in Danville, Pennsylvania and Utica and Newark, New York for $6,783. The Company recognized a loss of $78 as a component of discontinued operations.

Summarized financial information for discontinued operations is set forth below:

	Three months ended
	March 31,	March 31,
	2007	2006

Sales, net	$39	$10,475
(Loss) income before income taxes	(47)	574
Income tax (benefit) provisions	(19)	233
(Loss) income from discontinued operations	$(28)	$341

The quarter ended March 31, 2006 has been restated to reflect the discontinued operations. As of March 31, 2007 and December 31, 2006, the components of assets and liabilities of discontinued operations in the consolidated balance sheets under assets, and liabilities related to assets held for sale are as follows:

	March 31,	December 31,
	2007	2006

Inventories	$-	$1,193
Fixed assets, net	11,818	16,445
Deferred income taxes	15,683	15,014
Assets held for sale	$27,501	$32,652

Deferred income taxes	$-	$471
Liabilities related to assets held for sale	$-	$471

5.	Earnings Per Share:

Earnings per share (“EPS”) are calculated in accordance with SFAS No. 128, “Earnings per Share,” which requires the Company to report both basic earnings per share, based on the weighted-average number of common shares outstanding, and diluted earnings per share, based on the weighted-average number of common shares outstanding adjusted to include the potentially dilutive effect of outstanding stock options and warrants using the treasury stock method. For the three months ended March 31, 2007 and 2006, shares related to the employee stock options of 820,716 and 868,415, respectively, were excluded from the computation of diluted earnings per share because they would have been anti-dilutive.

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

Effective the beginning of the first quarter of fiscal year 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment,” using the modified prospective transition method. Under this method, prior periods are not restated. The provisions of SFAS No. 123(R) apply to new stock options and stock options outstanding, but not yet vested, on the effective date. As of December 31, 2005, all outstanding options were fully vested.

There were no stock option grants during the three months ended March 31, 2007 and 2006.

A summary of the status of the Company’s stock option plan as of March 31, 2007 follows:

	2007
		Weighted Average
	Shares	Exercise Price

Outstanding at December 31, 2006	828,414	$6.20
Granted	-	-
Exercised	-	-
Cancelled	(7,698)	6.79
Outstanding at March 31, 2007	820,716	$6.19
Exercisable	820,716	$6.19

The aggregate intrinsic value represents the difference between the exercise prices of the underlying awards and the quoted price of the Company’s common stock for those awards that have an exercise price below the quoted price on March 31, 2007. The Company had no options outstanding on March 31, 2007 with an exercise price below the quoted price of the Company’s common stock resulting in an aggregate intrinsic value of $0.

The weighted average remaining contractual life was 4.44 years at March 31, 2007. As of March 31, 2007 expiration dates ranged from June 22, 2008 to February 18, 2013.

	Outstanding and Exercisable
		Average	Weighted
	Number of	Remaining	Average of
Range of Exercise Price	Options	Contract Life	Exercise Price
$3.32 to $5.00	81,000	4.36	$4.53
$5.50	596,416	5.11	5.50
$6.00 to $8.00	33,000	2.58	6.73
$11.00	110,300	1.35	11.00

Total	820,716	4.44	$6.19

7.	Inventories:

Inventories consisted of the following:

	March 31,	December 31,
	2007	2006
Nursery stock	$145,497	$138,376
Materials and supplies	10,548	8,399
Inventories	$156,045	$146,775
Consigned inventories	$1,491	$542

During the quarter ended March 31, 2007, the Company recorded a lower of cost or market adjustment of approximately $780 associated with its Trenton facility, which is included in cost of sales in the accompanying Condensed Consolidated Statements of Operations.

8.	Senior Credit Facility:

(a) Old Senior Credit Facility

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

Limited Waiver to New Senior Credit Facility. On April 30, 2007, Hines Nurseries obtained a waiver from the financial institutions pursuant to which the lenders waived certain defaults under the New Senior Credit Facility and extended the deadline for filing the financial statements for the fiscal year ended December 31, 2006 and for the fiscal quarter ended March 31, 2007 to May 28, 2007. On May 29, 2007, the Company obtained an additional waiver under the Loan Agreement to, among other things, extend the date of filing such financial statements from May 28, 2007 to June 28, 2007. On June 21, 2007, the Company obtained an additional waiver under the New Senior Credit Facility to extend the date of delivering its quarterly financial statements for the fiscal quarter ended March 31, 2007 to July 31, 2007. Effective July 31, 2007, the Company obtained an additional waiver under the New Senior Credit Facility to extend the date of delivering its quarterly financial statements for the fiscal quarter ended March 31, 2007 to August 31, 2007. While the lenders under the New Senior Credit Facility required the filing of the Company’s Form 10-Q for the first quarter of 2007 within a specified time period as a condition to its waiver of the Company’s failure to, among other things, timely deliver its annual financials for fiscal year 2006, there is no requirement for the Company to file a Form 10-Q or deliver quarterly financial statements under the New Senior Credit Facility. Accordingly, the Company does not need a waiver under the New Senior Credit Facility relating to its failure to timely file the Form 10-Q for the second quarter of 2007.

Interest Rate; Fees. The interest rate on the loans under the New Senior Credit Facility may be, at the Company’s option, base rate loans or London Interbank Offering Rate (“LIBOR”) loans. Base rate loans under the New Senior Credit Facility bear interest at the lender’s prime rate plus an additional amount that ranges from 0.50% to 1.25%, depending on the Company’s average availability of borrowing under the New Senior Credit Facility. Currently, the applicable margin for base rate loans is 0.75%. LIBOR rate loans under the New Senior Credit Facility bear interest at the LIBOR rate plus an additional amount that ranges from 1.50% to 2.25%, depending on the Company’s average availability of borrowing under the New Senior Credit Facility. Currently, the applicable margin for LIBOR rate loans is 1.75%. At March 31 2007, the Company’s borrowing rate was 7.462%

In addition to paying interest on outstanding principal, the Company is required to pay a commitment fee on the daily average unused portion of the New Senior Credit Facility which accrues based on the utilization of the New Senior Credit Facility. Additionally, the Company is required to pay a fee for each letter of credit outstanding under the Loan Agreement equal to the applicable margin for LIBOR rate loans to be shared by the lenders and a fronting fee of 0.125% to the individual issuer of a letter of credit.

Availability; Borrowing Base. Availability of borrowing under the New Senior Credit Facility is subject to a borrowing base consisting of the lesser of (i) the amount equal to the aggregate amount of the revolving loan commitment minus the aggregate amount of all letters of credit outstanding under the New Senior Credit Facility and all fees or other amounts owed by the Company with respect thereto (less certain amounts) minus the amount of the availability block under the New Senior Credit Facility, which is currently $15,000 but which shall be reduced to $0 at such time as the Company achieves a fixed charge coverage ratio of at least 1.1:1 for two consecutive fiscal quarters and (ii) the amount equal to 85% of eligible accounts receivable plus the lesser of (a) during the period commencing on December 31 of each calendar year and ending on April 30 each calendar year, the lesser of 65% of eligible inventory or 85% of the appraised net orderly liquidation value of eligible inventory or (b) during the period commencing on May 1 of each calendar year and ending on December 30 each calendar year, the lesser of 55% of eligible inventory or 85% of the appraised net orderly liquidation value of eligible inventory minus the sums of the reserves provided for in the New Senior Credit Facility. On March 31, 2007 the Company had unused borrowing capacity of approximately $45,900 after applying the borrowing base limitations and letters of credits to its available borrowings. Outstanding borrowings as of March 31, 2007 were $30,476.

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

Maturity Date; Prepayments. Amounts outstanding under the New Senior Credit Facility mature on January 18, 2012 and the Company may prepay amounts outstanding under the New Senior Credit Facility without fees or penalties, subject to the payment of costs associated with the prepayment of any LIBOR rate loans.

Change of Control. In the event of a change of control, the commitments of the lenders under the New Senior Credit Facility may be cancelled and the Company may be required to immediately repay the outstanding amount of the New Senior Credit Facility, together with accrued interest and all other amounts accrued under the Loan Agreement.

9.	Long-Term Debt:

Senior Notes. On September 30, 2003, Hines Nurseries issued $175,000 of senior subordinated notes that mature on October 1, 2011 (the "Senior Notes"). The Senior Notes bear interest at the rate of 10.25% per annum and will be payable semi-annually in arrears on each April 1 and October 1, which commenced on April 1, 2004.

Guarantees. Hines Horticulture and its subsidiary, subject to certain exceptions, have jointly and severally, fully and unconditionally guaranteed, on a senior unsecured basis, the obligations of Hines Nurseries under the Senior Notes.

Redemption. Prior to October 1, 2006, up to 35% of the aggregate principal amount of the Senior Notes was permitted to be redeemed with the net cash proceeds from one or more public equity offerings, at the Company’s option, at a redemption price of 110.250% of the principal amount thereof plus accrued interest, if any, to the date of redemption. On or after October 1, 2007, the Company is entitled, at its option, to redeem all or a portion of the Senior Notes at redemption prices ranging from 100.000% to 105.125%, depending on the redemption date plus accrued and unpaid interest.

Restrictions. The indenture pursuant to which the Senior Notes were issued imposes a number of restrictions on Hines Nurseries. Subject to certain exceptions, the Company may not incur additional indebtedness, make certain restricted payments, make certain asset dispositions, incur additional liens or enter into significant transactions. A breach of a material term of the indenture or other material indebtedness that results in acceleration of the indebtedness under the Senior Notes also constitutes an event of default under its Senior Credit Facility.

Repurchase or a change of control. The Senior Notes contain a put option whereby the holders have the right to put the Senior Notes back to Hines at 101.000% of the principal amount thereof on the date of purchase plus accrued and unpaid interest if a change of control occurs.

10.	Vacaville Property Sale:

On March 1, 2006, the Company received notice that Triad Communities, L.P. exercised its option to purchase, pursuant to the previously disclosed Option Agreement dated April 30, 2003 (“Option Agreement”), the Company’s 168-acre property in Vacaville, California. The total book value of assets related to the sale was $484. The Option Agreement provided for a gross purchase price of $15,100. On April 3, 2006, the Company sold the property for a net purchase price of $14,297. Total proceeds from the Option Agreement and sale of the property were $16,900, which included $2,551 in option payments previously received.

Under the terms of the Option Agreement, the Company is able to transition off the property in three phases from 2006 to 2008. The first phase of transition was completed on July 1, 2006 and consisted of 24 acres. The second phase of transition will be August 31, 2007 and the third phase of the transition will be July 1, 2008, and will consist of approximately 88 acres and 56 acres, respectively. The Company is continuing to develop replacement acreage and infrastructure at its 842-acre Winters South facility in Northern California. Because the Company is not paying rent, the Company is in a sale-leaseback with continuing involvement position with respect to this property. In accordance with SFAS No. 98, the Company has recorded the proceeds as a financing obligation. When the Company completes the transition on July 1, 2008, the Company will remove the net book value of the assets and expects to recognize a gain of approximately $16,330.

11.	Contingencies:

On July 18, 2006, Mr. Jean-Paul filed an action against the Company and other defendants in the Eleventh Judicial Circuit, Dade County, Florida, alleging negligence in connection with an automobile accident involving one of the Company’s trailers and a third-party carrier.  On March 6, 2007, additional plaintiffs filed an action related to this incident in the same court, alleging negligence and vicarious liability for negligence against the Company and other defendants.  The first filed claim is scheduled for trial in August 2007.  The Company is defended in these actions by its insurance carrier, and is fully insured with respect to this matter, beyond a deductible.  As of March 31, 2007 the Company believes the amount it has accrued for the probable estimated claim and related insurance recovery is sufficient.

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

12.	Liquidity:

Our primary sources of liquidity have historically been funds generated by operations and borrowings under our Senior Credit Facility. However, for the year ended December 31, 2006 and the quarter ended March 31, 2007, our operating cash flows were negative. The seasonal nature of our operations results in a significant fluctuation in certain components of working capital (primarily accounts receivable and inventory) during the growing and selling cycles. As a result, operating activities during the first and fourth quarters use significant amounts of cash, and in contrast, operating activities for the second and third quarters historically have generated cash as we ship inventory and collect accounts receivable. The covenants under our Senior Credit Facility may affect our ability to operate our business, may limit our ability to take advantage of business opportunities as they arise and may adversely affect the conduct of our current business. A breach of a covenant in our debt instruments could cause acceleration of a significant portion of our outstanding indebtedness. In the event we breach the covenants in our debt instruments and we are unable to obtain waivers in connection therewith, we may not be able to obtain alternative financing for our debt on reasonable terms or otherwise. In that event, in order to pay the principal of our debt, we would be required to sell our equity securities, which would be made more difficult by the recent delisting of our common stock, sell our assets or take other actions which could adversely impact our business, operations and shareholders. The foregoing actions may not enable us to pay the entire principal of our debt.

13.	Subsequent Events:

 Effective July 17, 2007 Robert A. Ferguson, who served as Chief Executive Officer, President and a director of the Company, was terminated and is no longer employed by or serves as an officer of the Company and its subsidiary. Also effective July 17, 2007, Stephen Avery, who served as Vice President of Operational Excellence & Human Resources of the Company, resigned from the Company.

Following the departure of Robert A. Ferguson from the Company, the Board of Directors of the Company elected James Tennant as Chief Executive Officer and President of the Company, effective July 17, 2007. Mr. Tennant has served as a Director of the Company since October 1998 and as Chairman of the Board since April 2007.

As a result of continuing operating losses experienced at the Company’s Trenton, South Carolina facility during the quarter ended March 31, 2007, and based on the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company determined that the carrying values of the related long-lived assets were further impaired. On July 26, 2007, the Company received approval from its Board of Directors to pursue the sale of this facility. The fair value used to determine the $1,100 impairment charge was based on a third party letter of intent to purchase the facility received on August 6, 2007. The impairment charge was recorded as a component of operating loss in the accompanying March 31, 2007 condensed consolidated statements of operations. The sale of this facility is expected to close in the third quarter of 2007. In addition, because of unseasonably cold weather and poor operating performance at the Company’s Trenton facility in the second quarter of 2007, the Company determined that it could not sell all inventory on hand and scrapped approximately $2,000 of inventory during the quarter ended June 30, 2007. This write-off will be recorded in the quarter ended June 30, 2007.

In accordance with SFAS No. 142 “Goodwill and Other Intangible Assets,” the Company has one reporting unit for goodwill impairment testing. During the quarter ended June 30, 2007, the Company’s stock price significantly declined, and due to continuing losses, circumstances indicated goodwill may be impaired. Accordingly, the Company performed the first step used to identify potential impairment in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets,” by comparing the Company’s reporting unit fair value to the underlying carrying amount of its net assets, including goodwill. Based on this analysis, it was determined that the carrying amount of the Company’s reporting unit exceeded fair value. Accordingly, as of June 30, 2007, the Company performed a preliminary analysis of the implied fair value of goodwill, which indicated that goodwill is fully impaired. The Company expects to recognize a goodwill impairment charge of $38,818 in the quarter ended June 30, 2007.

On August 6, 2007, the Company received notification from the Nasdaq Stock Market, Inc. that a Nasdaq Listing Qualifications Panel has determined to delist the Company’s securities and accordingly, suspended trading of the Company’s shares on Nasdaq on August 8, 2007. This action was the result of the Nasdaq Panel’s agreement with previous Nasdaq determinations that the Company had not filed its Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 pursuant to Marketplace Rule 4310(c)(14) and that the Company failed to maintain the minimum stockholders’ equity requirement for continued listing on The Nasdaq Global Market.

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Unless the context otherwise requires, the term (1) “Hines Horticulture” means Hines Horticulture, Inc., a Delaware corporation, (2) the term “Hines Nurseries” means Hines Nurseries, Inc., a California corporation, and a wholly owned subsidiary of Hines Horticulture and (3) the terms “we,” “us” and “our” mean, collectively, the combined entity of Hines Horticulture and its wholly owned subsidiary.

Executive Summary

On January 10, 2007, we completed the sale of certain real property, inventory and other assets located at the nursery facilities in Danville, Pennsylvania, Utica, and Newark, New York for a loss of $0.1 million, which was recorded as a component of discontinued operations in the quarter ended March 31, 2007. These sales were part of the facility and property dispositions as mandated by the third amendment to our old senior credit facility.

On January 18, 2007 we entered into a new Senior Credit Facility that expires in 2012. This new Senior Credit Facility replaced our old senior credit facility and has increased our available borrowings, as well as removed all financial covenants. This, in turn, has given us greater flexibility as we endeavor to stabilize the Company’s performance.

The performance at our Trenton, South Carolina facility has been declining over the past fifteen months. The continual decline in performance has resulted in fixed asset impairment charges, lower of cost or market adjustments and excess inventory write offs. In addition to the inventory write-offs and long-lived asset impairment charges recorded in our 2006 financial statements, an additional lower of cost or market adjustment of $0.8 million and a fixed asset impairment charge of $1.1 million were recorded in the quarter ended March 31, 2007. We expect to record an additional adjustment for the write-off of scrap and excess inventory in the second quarter of 2007 in the amount of approximately $2.0 million because of adverse weather conditions and continued poor results occurring in the second quarter of 2007. On July 26, 2007, the Board of Directors gave management approval to seek the sale of this facility. On August 6, 2007, we received a letter of intent from a third party nursery operator to purchase the Trenton, South Carolina facility.

Although sales were up for the three months ended March 31, 2007 compared to the same period a year ago, we experienced weaker sales in the second quarter of 2007 compared to the second quarter of 2006. The decline in net sales was due primarily to adverse weather conditions in the Midwest and Northeast. For the sixth months ended June 30, 2007, our net sales were relatively flat compared to the same period a year ago.

Our primary sources of liquidity have historically been funds generated by operations and borrowings under our Senior Credit Facility. However, for the year ended December 31, 2006 and the quarter ended March 31, 2007, our operating cash flows were negative. The seasonal nature of our operations results in a significant fluctuation in certain components of working capital (primarily accounts receivable and inventory) during the growing and selling cycles. As a result, operating activities during the first and fourth quarters use significant amounts of cash, and in contrast, operating activities for the second and third quarters historically have generated cash as we ship inventory and collect accounts receivable. However, if we continue to incur operating losses, our ability to fund our operations and repay our debt could be affected.

Forward Looking Statements and Risk Factors

Except for historical information contained herein, this quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended, which involve certain risks and uncertainties. Forward-looking statements are included with respect to, among other things, our current business plan and strategy and strategic operating plan. These forward-looking statements are identified by their use of such terms and phrases as “intends,” “intend,” “intended,” “goal,” “estimate,” “estimates,” “expects,” “expect,” “expected,” “project,” “projected,” “projections,” “plans,” “anticipates,” “anticipated,” “should,” “designed to,” “foreseeable future,” “believe,” “believes,” “scheduled” and similar expressions. Our actual results or outcomes may differ materially from those anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. For any forward-looking statements, we claim the protection of the safe harbor for forward-looking statements in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.

There are a number of risks, uncertainties and important factors that might cause actual results to differ from any results expressed or implied by such forward looking statements. In addition to the risks, uncertainties and other factors discussed elsewhere in this Form 10-Q, the risks, uncertainties and other factors that could cause or contribute to actual results differing materially from those expressed or implied in the forward looking statements include, without limitation, those set forth under Part II. Item 1A - Risk Factors in the Company’s Annual Report on Form 10-K filed on July 10, 2007.

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

Overview

We are a leading national supplier of ornamental shrubs, color plants and container-grown plants and our continuing operations consist of eight commercial nursery facilities located in Arizona, California, Oregon, South Carolina and Texas. We produce approximately 5,900 varieties of ornamental shrubs and color plants and we sell to more than 1,180 retail and commercial customers, representing more than 6,670 outlets throughout the United States and Canada. As of March 31, 2007, Hines Horticulture produced and distributed horticultural products through its wholly owned subsidiary, Hines Nurseries.

United States Tax Matters

As a result of our business activities, we qualify for a special exception under the U.S. federal tax code that allows us to use the cash method of accounting for federal income tax purposes. Under the cash method, sales are included in taxable income when payments are received and expenses are deducted as they are paid. We derive significant tax benefits by being able to deduct the cost of inventory as the cost is incurred. As a result of our ability to utilize the cash method of accounting, we have historically generated net operating losses for federal income tax purposes and have not been required to pay cash income taxes. During 2005, we were required to pay federal cash income taxes in the form of alternative minimum tax as a result of the sale of land in Miami, Florida (“Miami Property Sale”). At December 31, 2006, we had approximately $54.0 million in net operating loss carryforwards for federal income tax purposes, which begin to expire in 2024. In addition, we had approximately $53.0 million in net operating loss carryforwards for state income tax reporting purposes. Our state net operating losses in certain states begin expiring in 2008.

Based on our current projections, we anticipate that we will not pay cash income taxes for federal or state income tax purposes through 2010.

The use of the cash method of accounting for federal income tax purposes results in a current deferred tax liability for accounting purposes. At March 31, 2007, we had a current deferred liability for deferred income taxes of $41.3 million related to the use of the cash method of accounting. The deferred tax liability is deemed current for accounting purposes because the majority of the items to which this liability relates are comprised of current assets and current liabilities in our balance sheet (such as inventory, accounts receivable and accounts payable). The classification of this liability as a current item, however, does not mean that it is required to be paid within the next twelve months.

As of March 31, 2007, the statue of limitations for federal income tax purposes has closed for all tax years prior to the year ended December 31, 2003. The same is true for state income tax purposes except for Arizona, California and Texas for which the statute of limitations is closed for all tax years prior to the year ended December 31, 2002. The Company has not entered into any agreements for federal income tax purposes or state income tax purposes to extend any statue of limitation period.

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

Sale of 168 Acres in Vacaville, California

On March 1, 2006, we received notice that Triad Communities, L.P. exercised its option to purchase, pursuant to the previously disclosed Option Agreement dated April 30, 2003 (“Option Agreement”), our 168-acre property in Vacaville, California. The total book value of assets related to the sale was approximately $0.5 million. The Option Agreement provided that the gross purchase price of the property be $15.1 million. On April 3, 2006, we sold the property for a net purchase price of $14.3 million. Total proceeds from the Option Agreement and sale of the property were $16.9 million, which included $2.6 million in option payments previously received.

Under the terms of the Option Agreement, we are able to transition off the property in three phases from 2006 to 2008. The first phase of transition was completed on July 1, 2006 and consisted of 24 acres. The second phase of transition will be August 31, 2007 and the third phase of the transition will be July 1, 2008, and will consist of approximately 88 acres and 56 acres, respectively. We are continuing to develop replacement acreage and infrastructure at our 842-acre Winters South facility in Northern California. Because we are not paying rent, we are in a sale-leaseback with continuing involvement position with respect to this property. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 98, we recorded the proceeds as a financing obligation. When we complete the transition, which is expected to be completed on July 1, 2008, we will remove the net book value of the assets and expect to recognize a gain of $16.3 million.

Discontinued Operations

Miami Property Sales
On November 7, 2005, we sold 122 acres of unimproved property in Miami, Florida (“Miami Property Sale”) for $47.0 million. In accordance with SFAS No. 98, “Accounting for Leases,” we have recorded the proceeds as a financing obligation. In accordance with an amendment to the existing senior credit facility, the proceeds from the Miami Property Sale were used to pay off the entire outstanding balance of the term loan and the residual amount was used to pay down the revolving credit facility. As part of the Miami Property Sale, we entered into a two-year lease agreement with the buyer while transitioning operations to other locations. We leased the entire property for a one year period, with a thirty-day extension right, and then vacated approximately 33 acres. We leased the remaining 89 acres until June 30, 2007, during which time we subleased the property. We paid the buyer rent of five hundred dollars per acre annually during the lease term plus fifty percent of the rent we received from subleasing the property. In addition, we are entitled to additional amounts if the buyer is successful in obtaining zoning for a certain number of residential lots. On June 30, 2007, we exited the lease and expect to recognize a gain of $39.9 million as a component of discontinued operations in the quarter ended June 30, 2007.

On April 18, 2007, we completed the sale of our last remaining parcel of land in Miami, Florida, which consisted of approximately 79 acres of land and certain improvements thereon, for $7.2 million. In the second quarter of 2007 we expect to record a net gain of $2.5 million from the sale as a component of discontinued operations.

Northeast Facilities
In August 2006, we made a decision to pursue the sale of our four Northeast nursery operations. These operations consisted of our facilities in Danville and Pipersville, Pennsylvania and Newark and Utica, New York.

On November 15, 2006, we sold our nursery facility in Pipersville, Pennsylvania for $5.4 million, of which approximately $1.1 million was deferred as it is contingent upon certain entitlements for the construction of additional greenhouses on certain real property which was previously leased by us. The sale of this facility resulted in a loss of $1.2 million, which was recorded as a component of discontinued operations in the quarter ended December 31, 2006

On January 10, 2007, we completed the sale of certain real property, inventory and other assets located at the nursery facilities in Danville, Pennsylvania and Utica and Newark, New York for $6.8 million. We recognized a loss of $0.1 million as a component of discontinued operations.

Results of Operations

The following discussion of results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q.

Three Months Ended March 31, 2007 compared to Three Months Ended March 31, 2006

Net Sales. Net sales of $53.3 million for the three months ended March 31, 2007 increased $6.9 million, or 14.8%, from net sales of $46.4 million for the comparable period in 2006. The increase in net sales was mainly due to strong sales in the Northwest and Southwest. Sales in the Southeast were flat compared to last year and sales in the Northeast and Midwest were down from a year ago.

Gross Profit. Gross profit of $24.5 million for the three months ended March 31, 2007 increased $4.5 million, or 22.4%, from gross profit of $20.0 million for the comparable period in 2006. Gross profit as a percentage of sales for the quarter increased to 46.0% from 43.1% for the comparable period in 2006. The increase in gross profit and gross profit margin was mainly due to the increase in net sales, as discussed above. This was offset by a lower of cost or market adjustment of $0.8 million recorded at our Trenton, South Carolina facility.

Distribution Expenses. Distribution expenses of $11.5 million for the three months ended March 31, 2007 increased $1.4 million, or 13.4%, from $10.1 million for the comparable period in 2006. This increase was mainly due to increased sales volume. As a percentage of net sales, distribution expenses for the quarter decreased to 21.5% from 21.8% for the comparable period of 2006.

Selling, General and Administrative Expenses. Selling, general and administrative expenses of $14.1 million for the three months ended March 31, 2007 increased by $2.8 million, or 24.5%, from $11.3 million for the comparable period in 2006. Selling expenses of $7.7 million for the three months ended March 31, 2007 increased $1.2 million from $6.5 million for the comparable period in 2006. The increase in selling expenses was mainly due to increased sales and a higher amount of third party product merchandising costs which have been increasingly required by certain customers. Third party merchandising costs are typically more expensive than utilizing our in-house merchandising labor force. General and administrative expenses of $6.4 million for the three months ended March 31, 2007 increased $1.5 million from $4.8 million for the comparable period in 2006. The increase in general and administrative expenses was mainly due to an increase in personnel, higher costs related to the implementation of Sarbanes-Oxley, an increase in legal and professional fees related to additional work performed in connection with our 2006 fiscal year, and an increase in data processing and maintenance expenses.

Other Operating Expenses. Other operating expenses for the three months ended March 31, 2007 were nominal compared to $0.8 million for the comparable period in 2006. Other operating expenses for the first quarter of 2006 consisted primarily of consulting fees relating to our productivity improvement initiatives.

Asset Impairment Charges. Asset impairment charges of $1.1 million for the quarter ended March 31, 2007 were recorded in connection with our Trenton, South Carolina facility, resulting from continued poor operating performance.

Operating Loss. Operating loss for the three months ended March 31, 2007 and 2006 was $2.2 million. Although operating loss for the first quarter of 2007 was flat compared to a year ago, gross profit for the period increased $4.5 million and other operating expenses decreased $0.7 million; these were offset by an increase in distribution expenses of $1.4 million and an increase of $2.8 million in selling and general administrative expenses.

Other Expenses. Other expenses of $6.3 million for the three months ended March 31, 2007 increased $0.8 million, or 14.7%, from $5.5 million for the comparable period in 2006 primarily due to the write off of deferred financing costs of $1.3 million in connection with retiring and replacing our Senior Credit Facility in January 2007. This was offset by lower interest expense primarily as a result of lower outstanding debt.

Income Tax Benefit. Our effective income tax rate was 39.4% for the three months ended March 31, 2007, down slightly from 39.9% from the comparable period a year ago. Benefit from income taxes was $3.4 million for the three months ended March 31, 2007 compared to $3.1 million for the comparable period in 2006. The increase in income tax benefit is primarily due to a larger loss from continuing operations before income taxes.

Loss from Continuing Operations. Loss from continuing operations of $5.2 million for the three months ended March 31, 2007 increased $0.5 million, or 11.6%, from $4.6 million for the comparable period in 2006. The increase in the loss from continuing operations was attributable to increased selling and general administrative expenses, asset impairment charges, the write off of deferred financing costs and other factors discussed above.

(Loss) Income from Discontinued Operations, Net of Income Taxes. Loss from discontinued operations, net of income taxes, was nominal for the three months ended March 31, 2007 compared to income from discontinued operations, net of income taxes, of $0.3 million for the comparable period in 2006. The swing from income to loss was primarily due to the decreased sales of discontinued operations.

Net Loss. Net loss for the three months ended March 31, 2007 of $5.2 million increased $0.9 million compared to $4.3 million for the comparable period in 2006. The increase in net loss was mainly attributable to the increase in loss from continuing and discontinued operations, as discussed above.

Liquidity and Capital Resources

Our primary sources of liquidity have historically been funds generated by operations and borrowings under our Senior Credit Facility. However, for the year ended December 31, 2006 and the quarter ended March 31, 2007, our operating cash flows were negative. The seasonal nature of our operations results in a significant fluctuation in certain components of working capital (primarily accounts receivable and inventory) during the growing and selling cycles. As a result, operating activities during the first and fourth quarters use significant amounts of cash, and in contrast, operating activities for the second and third quarters historically have generated cash as we ship inventory and collect accounts receivable. The covenants under our Senior Credit Facility may affect our ability to operate our business, may limit our ability to take advantage of business opportunities as they arise and may adversely affect the conduct of our current business. A breach of a covenant in our debt instruments could cause acceleration of a significant portion of our outstanding indebtedness. In the event we breach the covenants in our debt instruments and we are unable to obtain waivers in connection therewith, we may not be able to obtain alternative financing for our debt on reasonable terms or otherwise. In that event, in order to pay the principal of our debt, we would be required to sell our equity securities, which would be made more difficult by the recent delisting of our common stock, sell our assets or take other actions which could adversely impact our business, operations and shareholders. The foregoing actions may not enable us to pay the entire principal of our debt.

Net cash used in operating activities of continuing operations was $27.2 million for the three months ended March 31, 2007 compared to $18.6 million for the comparable period in 2006. The increase in cash used in operating activities of continuing operations was mainly due to an increase in working capital levels, resulting primarily from increased accounts receivable balances at March 31, 2007. The increase in accounts receivable resulted mainly from the increase in net sales.

Net cash used in operating activities of discontinued operations was $3.6 million for the three months ended March 31, 2007 compared to $8.4 million for the comparable period in 2006. The decrease in cash used in operating activities of discontinued operations was mainly due to the winding down of the discontinued facilities, which resulted in less working capital requirements.

Net cash used in investing activities from continuing operations was $2.1 million for the three months ended March 31, 2007 compared to $0.9 million for the same period a year ago. The increase in cash used in investing activities was mainly due to an increase of $1.2 million in capital expenditures during the period. Capital expenditures during the period consisted mainly of expenditures related to our Winters South expansion as we continue to transition off of our Lagoon Valley property and our Irvine, California facility.

Net cash provided by investing activities from discontinued operations was $6.8 million for the three months ended March 31, 2007 compared to $24 thousand for the comparable period in 2006. The increase in cash provided by investing activities from discontinued operations was due to $6.8 million of proceeds received on the sale of three of our Northeast facilities.

Net cash provided by financing activities from continuing operations was $26.1 million for the three months ended March 31, 2007 compared $27.8 million for the same period in 2006. The decrease in net cash provided by financing activities was primarily due to $1.3 million of deferred financing costs incurred in connection with our new Senior Credit Facility, partially offset by a small reduction in net borrowings on our revolver compared to the same period a year ago.

We typically draw down our revolving loan in the first and fourth quarters to fund our seasonal inventory buildup and seasonal operating expenses. Based on past history, approximately 72-74% of our sales generally occur in the first half of the year, generally allowing us to reduce borrowing under our revolving loan in the second and third quarters. On March 31, 2007 we had unused borrowing capacity of approximately $45.9 million after applying the borrowing base limitations and letters of credits to our available borrowings.

At March 31, 2007, we had $30.5 million outstanding under our Senior Credit Facility and we had $175.0 million principal amount of our Senior Notes outstanding.

We do not have any off balance sheet financing or any financial arrangements with related parties, other than operating leases. The following table discloses aggregate information about our contractual obligations and commercial commitments for our continuing operations as of March 31, 2007.

		Payments Due by Period
Contractual Cash Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
	(In millions)
Revolving facility	$30.5	$30.5	$-	$-	$-
Senior notes	175.0	-	-	175.0	-
Interest	97.7	19.6	39.3	38.8	-
Operating leases	8.6	3.1	3.6	1.5	0.4
Total	$311.8	$53.2	$42.9	$215.3	$0.4

We believe that cash generated by operations and from borrowings expected to be available under our New Senior Credit Facility will be sufficient to meet our anticipated working capital, capital expenditures and debt service requirements for at least the next twelve months. We do not anticipate that our cash flows from operations will be sufficient to repay the principal of the Senior Notes (“Senior Notes”) issued by Hines Nurseries when they come due in 2011. Accordingly, in order to pay the principal of the Senior Notes, we will be required to refinance our debt, sell our equity securities, which would be made more difficult by the recent delisting of our common stock, sell our assets or take other actions. The foregoing actions may not enable us to pay the principal of the Senior Notes or may not be permitted by the terms of our debt instruments then in effect.

The following is a summary of certain material terms of our Old senior credit facility as of December 31, 2006, our New Senior Credit Facility entered into on January 18, 2007 and Hines Nurseries’ 10.25% Senior Notes due 2011.

Old Senior Credit Facility

On September 30, 2003, we amended and restated our old senior credit facility (“Old Senior Credit Facility”). Hines Nurseries and its domestic operating subsidiaries were borrowers under the Old Senior Credit Facility. The Old Senior Credit Facility originally consisted of a revolving facility with availability of up to $145 million (subject to borrowing base limits), which was eventually reduced through amendments to the Old Senior Credit Facility to $100 million (subject to borrowing base limits). The revolving facility also permitted us to obtain letters of credit up to a sub-limit. On January 18, 2007, the Old Senior Credit Facility was terminated and replaced with a new credit facility as described below.

New Senior Credit Facility

On January 18, 2007, we entered into a Loan and Security Agreement (the “New Senior Credit Facility”) that expires in 2012. The New Senior Credit Facility consists of a $100 million credit facility, which includes a $15 million letter of credit subline. The New Senior Credit Facility was used to refinance the outstanding revolving loans under the Old Senior Credit Facility.

Guarantees; Collateral. The obligations under the New Senior Credit Facility are guaranteed by us. Borrowings under the New Senior Credit Facility are collateralized by substantially all of our assets.

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

Limited Waiver to New Senior Credit Facility. On April 30, 2007, we obtained a waiver from the financial institutions pursuant to which the lenders waived certain defaults under the New Senior Credit Facility and extended the deadline for filing the financial statements for the fiscal year ended December 31, 2006 and for the fiscal quarter ended March 31, 2007 to May 28, 2007. On May 29, 2007, we obtained an additional waiver under the New Senior Credit Facility to, among other things, extend the date of filing such financial statements from May 28, 2007 to June 28, 2007. On June 21, 2007, we obtained an additional waiver under the New Senior Credit Facility to extend the date of delivering our quarterly financial statements for the fiscal quarter ended March 31, 2007 to July 31, 2007. Effective July 31, 2007, we obtained an additional waiver under the New Senior Credit Facility to extend the date of delivering our quarterly financial statements for the fiscal quarter ended March 31, 2007 to August 31, 2007. While the lenders under the New Senior Credit Facility required the filing of our Form 10-Q for the first quarter of 2007 within a specified time period as a condition to its waiver of our failure to, among other things, timely deliver our annual financials for fiscal year 2006, there is no requirement for us to file a Form 10-Q or deliver quarterly financial statements under the New Senior Credit Facility. Accordingly, we do not need a waiver under the New Senior Credit Facility relating to our failure to timely file the Form 10-Q for the second quarter of 2007.

Interest Rate; Fees. The interest rate on the loans under the New Senior Credit Facility may be, at our option, base rate loans or London Interbank Offering Rate (“LIBOR”) loans. Base rate loans under the New Senior Credit Facility bear interest at the lender’s prime rate plus an additional amount that ranges from 0.50% to 1.25%, depending on our average availability of borrowing under the New Senior Credit Facility. Currently, the applicable margin for base rate loans is 0.75%. LIBOR rate loans under the New Senior Credit Facility bear interest at the LIBOR rate plus an additional amount that ranges from 1.50% to 2.25%, depending on our average availability of borrowing under the New Senior Credit Facility. Currently, the applicable margin for LIBOR rate loans is 1.75%. At March 31 2007, our borrowing rate was 7.462%.

In addition to paying interest on outstanding principal, we are required to pay a commitment fee on the daily average unused portion of the New Senior Credit Facility which accrues based on the utilization of the New Senior Credit Facility. Additionally, we are required to pay a fee for each letter of credit outstanding under the New Senior Credit Facility equal to the applicable margin for LIBOR rate loans to be shared by the lenders and a fronting fee of 0.125% to the individual issuer of a letter of credit.

Availability; Borrowing Base. Availability of borrowing under the New Senior Credit Facility is subject to a borrowing base consisting of the lesser of (i) the amount equal to the aggregate amount of the revolving loan commitment minus the aggregate amount of all letters of credit outstanding under the New Senior Credit Facility and all fees or other amounts owed by us with respect thereto (less certain amounts) minus the amount of the availability block under the Loan Agreement, which is currently $15 million but which shall be reduced to $0 at such time as we achieve a fixed charge coverage ratio of at least 1.1:1 for two consecutive fiscal quarters and (ii) the amount equal to 85% of eligible accounts receivable plus the lesser of (a) during the period commencing on December 31 of each calendar year and ending on April 30 each calendar year, the lesser of 65% of eligible inventory or 85% of the appraised net orderly liquidation value of eligible inventory or (b) during the period commencing on May 1 of each calendar year and ending on December 30 each calendar year, the lesser of 55% of eligible inventory or 85% of the appraised net orderly liquidation value of eligible inventory minus the sums of the reserves provided for in the New Senior Credit Facility. On March 31, 2007 we had unused borrowing capacity of approximately $45.9 million after applying the borrowing base limitations and letters of credits to our available borrowings. Outstanding borrowings as of March 31, 2007 were $30.5 million.

We must deliver borrowing base certificates and reports at least monthly. The borrowing base also may be subject to certain other adjustments and reserves to be determined by the agent. Eligible accounts receivable of both The Home Depot, our largest customer, and Lowe’s Companies, Inc., our second largest customer, may not exceed 30% of total eligible accounts receivable at any time.

Maturity Date; Prepayments. Amounts outstanding under the Loan Agreement mature on January 18, 2012 and we may prepay amounts outstanding under the Loan Agreement without fees or penalties, subject to the payment of costs associated with the prepayment of any LIBOR rate loans.

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

Guarantees. Hines Horticulture and its domestic subsidiary, subject to certain exceptions, has, jointly and severally, fully and unconditionally guaranteed, on a senior unsecured basis, the obligations of Hines Nurseries under the Senior Notes.

Redemption. Prior to October 1, 2006, up to 35% of the aggregate principal amount of the Senior Notes was permitted to be redeemed with the net cash proceeds from one or more public equity offerings, at our option, at a redemption price of 110.250% of the principal amount thereof plus accrued interest, if any, to the date of redemption. On or after October 1, 2007, we are entitled, at our option, to redeem all or a portion of the Senior Notes at redemption prices ranging from 100.000% to 105.125%, depending on the redemption date, plus accrued and unpaid interest.

Restrictions. The indenture pursuant to which the Senior Notes were issued imposes a number of restrictions on Hines Nurseries. Subject to certain exceptions, we may not incur additional indebtedness, make certain restricted payments, make certain asset dispositions, incur additional liens or enter into significant transactions. A breach of a material term of the indenture or other material indebtedness that results in acceleration of the indebtedness under the Senior Notes also constitutes an event of default under our Senior Credit Facility.

Repurchase on a Change in Control. The Senior Notes contain a put option whereby the holders have the right to put the Senior Notes back to us at 101.000% of the principal amount thereof on the date of purchase, plus accrued and unpaid interest if a change of control occurs.

Critical Accounting Policies

The preparation of financial statements in conformity with United States generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. We believe that the following areas represent our most critical accounting policies related to actual results that may vary from those estimates.

Revenue Recognition

We record revenue, net of sales discounts and allowances, when all of the following have occurred: an agreement of sale exists, product delivery has occurred, the sales price is fixed or determinable and collection is reasonably assured.

Sales with pay by scan arrangements are recognized when the products are sold by the retailer. Under this program, retailers do not take ownership of the inventory at their stores until the product is scanned at the check out register. Revenue is recorded at the point the retailer sells our product to their customer.

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

Accounts Receivable and Allowance for Doubtful Accounts: Trade accounts receivables are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. The allowance for doubtful accounts is maintained at a level believed adequate by management to reflect the probable losses in the trade receivable due to customer default, insolvency or bankruptcy. The provision is established by management using the following criteria: customer credit history, historical write-offs, customer current credit rating and other relevant factors, and is re-evaluated on a quarterly basis. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. The allowance is increased by provisions to bad debt expense and charged to general and administrative expenses.  All recoveries on trade receivables previously charged off are credited to bad debt expense, while direct charge-offs of trade receivables are deducted from the allowance.

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

Accrued Liabilities

Accrued liabilities include amounts accrued for expected claims costs relating to our insurance programs for workers’ compensation and auto liabilities. We have large deductibles for these lines of insurance, which means we must pay the portion of each claim that falls below the deductible amount. Our expected claims costs are based on an actuarial analysis that considers our current payroll and automobile profile, recent claims history, insurance industry loss development factors and the deductible amounts. We accrue our expected claims costs for each year on a ratable monthly basis with a corresponding charge against income. Management reviews the adequacy of the accruals at the end of each quarter. The accruals for the expected costs relating to our insurance programs for workers’ compensation and auto liabilities are maintained at levels believed by our management to adequately reflect our probable claims obligations. In addition, we accrue for additional amounts for claims that are expected to settle for more than the deductible amounts. These additional amounts are recorded in other liabilities and are offset by an equal amount in other assets, in the accompanying condensed consolidated balance sheets, as these potential additional losses are fully insured.

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

Inventories

We determine the cost of inventory of nursery stock by accumulating costs associated with getting the plants ready for sale.  These costs include direct labor, overhead, materials (soil, water, containers, stakes, and chemicals) and normal scrap.   Abnormal scrap is charged to cost of goods sold when incurred. Scrap occurs at both our nursery facilities and, in some cases, at the retailer, if the scrap relates to unsold consigned inventory associated with the pay by scan program.  Abnormal scrap includes scrap incurred outside of historically determined statistical levels. Abnormal scrap in many cases is caused by natural causes such as hurricanes or extreme freezes.  In addition, abnormal scrap also occurs when we determine we have excess or obsolete inventories, which can occur as a result of adverse changes in the market or incorrect forecasting of customer demand.  Costs are accumulated until the time of harvest, which for us means that they are ready for sale.  We allocate costs to individual plants in inventory using a methodology designed to estimate the relative value of the plants using factors such as plant size and growing cycle. We carry our inventory at the lower of cost or current replacement cost. We generally determine current replacement cost on a site by site basis. Nursery stock also includes plants that are not yet ready for sale.  Our ornamental nursery stock has an average growing period of approximately eighteen months. All nursery stock is classified as a current asset based on our normal operating cycle.  Materials and supplies not yet used in the production process are stated at the lower of cost (first-in, first-out) or market.

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

As of March 31, 2007, the statute of limitations for federal income tax purposes has closed for all tax years prior to the year ended December 31, 2003. The same is true for state income tax purposes except for Arizona, California and Texas for which the statute of limitations is closed for all tax years prior to the year ended December 31, 2002. The Company has not entered into any agreements for federal income tax purposes or state income tax purposes to extend any statue of limitation period.

Impairment of Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” long-lived assets and intangible assets with determinate lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We evaluate potential impairment by comparing the carrying amount of the asset with the estimated undiscounted future cash flows associated with the use of the asset and its eventual disposition. Should the review indicate that the asset is not recoverable our carrying value of the asset would be reduced to its estimated fair value, which is generally measured by future discounted cash flows.

New Accounting Standards

In June 2006, the FASB ratified Emerging Issues Task Force Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (“EITF 06-3”). The scope of EITF 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer. This issue provides that a company may adopt a policy of presenting taxes either gross within revenue or net. If taxes subject to this issue are significant, a company is required to disclose its accounting policy for presenting taxes and the amount of such taxes that are recognized on a gross basis. Our policy is to present sales tax amounts collected on a net basis in our income statement. The adoption of EITF 06-3 did not have a material impact on our consolidated financial position, results of operations and cash flows.

In June 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 is effective for all uncertainty in income taxes recognized in the financial statements in fiscal years beginning after December 15, 2006. If needed, any interest and penalties associated with uncertain tax positions will be recorded as interest expense and selling, general and administrative expenses, respectively. The adoption of FIN 48 did not have an impact on our consolidated financial position, results of operations and cash flows.

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

We have one fixed rate and one variable rate debt instrument. For the fixed-rate debt, interest rate changes affect the fair market value of such debt but do not impact earnings or cash flows. Conversely, for the variable-rate debt, interest rate changes generally do not affect the fair market value of such debt but do impact future earnings and cash flows, assuming other factors are held constant. At March 31, 2007 the carrying amount and estimated fair value of our debt was $205.5 million and $184.5 million, respectively. Given the current balance of our variable rate debt, we estimate a change in interest costs of approximately $0.3 million for every one-percentage change in applicable interest rates.

Item 4T. Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, solely as a result of the material weaknesses referenced below, the Company’s disclosure controls and procedures were not effective as of the end of the period covered by this report.

As discussed in Part II, Item 9A “Controls and Procedures” of our 2006 Annual Report on Form 10-K, filed on July 10, 2007, we identified the following material weaknesses in our internal control over financial reporting:

●     We did not have adequate policies and procedures and adequate review and oversight relating to the recording of inventory. For example, there was no policy or mechanism in place to identify abnormal scrap using statistical metrics, and there was no appropriate process in place to analyze the net realizable value of inventory. These deficiencies represent a material weakness in internal control over financial reporting because they could lead to material misstatements in our consolidated financial statements.

●      We did not perform sufficient analysis and review of significant estimates and accounts, and certain journal entries were recorded without an appropriate level of documentation and support. For example, certain transactions were not appropriately analyzed, including the sale-leaseback transactions for the disposition of our Miami facility in 2005 and the disposition of our Vacaville property in 2006, nor did we properly analyze the recoverability of our assets associated with our South Carolina facility. These matters represent a material weakness in internal control over financial reporting because they could result in material misstatements to interim and annual consolidated financial statements that are not properly prevented or detected by our internal control.

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

All identified errors related to the material weaknesses described above have been corrected in connection with the restatement of the consolidated financial statements for the applicable periods in our 2006 Annual Report on Form 10-K, filed on July 10, 2007, and in our amended Quarterly Reports on Form 10-Q/A for each quarter of 2006, filed on July 10, 2007.

Subsequent to the end of the period covered by this report, we have taken, or are in the process of taking, a number of corrective actions with respect to the material weaknesses in our internal control over financial reporting identified above. These actions include improving the documentation and review of our inventory accounting policies and procedures and the communication of such policies and procedures within our organization. In this regard, we are implementing policies and procedures to analyze scrap by facility on a quarterly basis using statistical metrics, and to determine the net realizable value of inventory by facility on a quarterly basis. We are also implementing additional policies and procedures to analyze and approve all changes to our inventory costing methodology.

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

Except as described above, there was no change in our internal control over financial reporting that occurred during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On July 18, 2006, Mr. Jean-Paul filed an action against the Company and other defendants in the Eleventh Judicial Circuit, Dade County, Florida, alleging negligence in connection with an automobile accident involving one of the Company’s trailers and a third-party carrier.  On March 6, 2007, additional plaintiffs filed an action related to this incident in the same court, alleging negligence and vicarious liability for negligence against the Company and other defendants.  The first filed claim is scheduled for trial in August 2007.  The Company is defended in these actions by its insurance carrier, and is fully insured with respect to this matter, beyond a deductible.  As of March 31, 2007 the Company believes the amount it has accrued for the probable estimated claim and related insurance recovery at December 31, 2006 is sufficient.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors as disclosed in the Company's 2006 annual report on Form 10-K filed with the Securities and Exchange Commission, except as amended to include the risk factors set forth below.

Our stock has been delisted from the Nasdaq Stock Market, which will negatively impact market liquidity and may adversely affect the market price of our common stock.

On August 6, 2007, we received notification from the Nasdaq Stock Market, Inc. that a Nasdaq Listing Qualifications Panel decided to delist our securities and accordingly, Nasdaq suspended trading of our shares at the open of business on August 8, 2007. The market liquidity of our common stock will likely be adversely affected and the market price of our common stock could decrease.

As a result of the delays in filing our periodic reports, we were required to obtain certain waivers in connection with the delivery of financial statements and related matters under our credit facility. In the future, we may require additional waivers under our credit facility and the indenture for our senior notes in the event we experience unexpected delays in filing our periodic reports or as a result of other matters, and the failure to obtain the necessary waivers could have a material adverse effect on our business, financial condition and results of operations.

We have previously obtained waivers, and may in the future seek additional waivers, under our credit facility. For example, we obtained a waiver waiving certain potential breaches of representations and covenants under our credit facility and extending to May 28, 2007 the deadlines for us to deliver our annual financial statements for the fiscal year ended December 31, 2006 and quarterly financial statements for the fiscal quarter ended March 31, 2007. On May 29, 2007, we obtained an additional waiver under our credit facility to, among other things, extend the date of filing such financial statements from May 28, 2007 to June 28, 2007. We subsequently obtained additional waivers to extend the date of delivering our quarterly financial statements for the fiscal quarter ended March 31, 2007 to August 31, 2007. We have delivered to our bank the financial statements contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and our Quarterly Report on Form 10-Q for the first quarter of 2007 within the specified timeframes. While the lenders under our credit facility required the filing of our Quarterly Report on Form 10-Q for the first quarter of 2007 within a specified time period as a condition to its waiver of our failure to, among other things, timely deliver our annual financials for fiscal year 2006, there is no requirement for us to file a Form 10-Q or deliver quarterly financial statements under the credit facility entered into in January 2007.

Under our indenture for our senior notes, the trustee and the holders of at least 25% in principal amount of the outstanding notes under the indenture have the right to notify us if they believe we have breached a representation or covenant under the indenture and may declare an event of default. In addition, the lenders under our credit facility may declare an event of default if we breach a representation or covenant under the credit facility. If one or more events of default occur, we believe we will be given a period of time by our lenders in which to cure such events of default or obtain necessary waivers, except in limited circumstances. If we do not cure the events of default or obtain necessary waivers within the required time periods or certain extended time periods, the maturity of our public and bank debt could be accelerated and our ability to incur additional indebtedness could be restricted. Moreover, defaults under our indenture and credit facility could trigger cross-default provisions. There can be no assurance that any additional waivers will be received in the future on a timely basis, if at all, or that any waivers obtained, including the waivers we have already obtained, will extend for a sufficient period of time to avoid an acceleration event, an event of default or other restrictions on our business operations. The failure to obtain such waivers could have a material adverse effect on our business, financial condition and results of operations.

As a result of the significant decrease in the price of our stock during the second quarter of 2007, we recorded an impairment charge related to our goodwill during the second quarter of 2007.

SFAS No. 142 “Goodwill and Other Intangible Assets” requires that goodwill be tested for impairment at least annually or whenever evidence of potential impairment exists. During the second quarter of 2007, we performed the first step used to identify potential impairment in accordance with SFAS No. 142 by comparing the fair value of our reporting unit with its carrying amount, including goodwill. Based on this analysis, we determined that the carrying amount of our reporting units exceeded its fair value. Accordingly, as of June 30, 2007, we performed a preliminary analysis of the implied fair value of goodwill, which indicated that goodwill is fully impaired. As previously disclosed, we expect to recognize a goodwill impairment charge of approximately $38.8 million in the quarter ended June 30, 2007.

Item 5. Other Information

Item 2.05.   Costs associated with exit or disposal activities.

As a result of continuing operating losses experienced at our Trenton, South Carolina facility during the quarter ended March 31, 2007, and based on the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we determined that the carrying values of the related long-lived assets were impaired. On July 26, 2007, we received approval from our Board of Directors to pursue the sale of this facility. The fair value used to determine the $1.1 million impairment charge was based on a third party letter of intent to purchase the facility received on August 6, 2007. The impairment charge was recorded as a component of operating loss in the March 31, 2007 condensed consolidated statements of operations. The sale of this facility is expected to close in the third quarter of 2007.

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
Claudia M. Pieropan
Chief Financial Officer, Secretary and Treasurer (Principal financial officer and duly authorized officer)

Date: August 23, 2007

HINES HORTICULTURE, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDED MARCH 31, 2007

INDEX TO EXHIBITS

Exhibit No.	Description

10.1	Asset Purchase Agreement by and among Hines Nurseries, Inc., KW Mohawk Valley LLC, 621 East Maple LLC, Danville PA LLC, KW Utica LLC, KW Newark LLC and KW Danville LLC dated January 9, 2007 (1)
10.2	Commercial Contract by and between Hines Nurseries, Inc. and F & J Farms, LLC dated January 10, 2007 (1)
10.3
Loan and Security Agreement, dated January 18, 2007, by and between Hines Nurseries, Inc., Bank of America, N.A., as agent and a lender, Banc of America Securities LLC, as lead arranger and book manager and the financial institutions party thereto from time to time. (2)

10.4	Commercial Contract by and between Hines Nurseries, Inc. and Garden Depot, Corp. effective March 1, 2007 (3)
10.5	Severance and Release Agreement between Michael Trebing and Hines Horticulture, Inc. dated March 19, 2007. (4)*
10.6	Amendment to Amended and Restated Ground Lease dated January 1, 2007 by and between The Irvine Company and Hines Horticulture, Inc. (5)
10.7
Amendment No. 1 to Loan and Security Agreement dated as of February 28, 2007, by and among Hines Nurseries, Inc., the parties hereto as lenders and Bank of America, N.A., in its capacity as agent for Lenders. (5)

10.8
Amendment No. 2 to Loan and Security Agreement dated as of March 7, 2007, by and among Hines Nurseries, Inc., the parties hereto as lenders and Bank of America, N.A., in its capacity as agent for Lenders. (5)

31.1	Certification of Chief Executive Officer Pursuant To Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended. (+)
31.2	Certification of Chief Financial Officer Pursuant To Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended. (+)
32.1	Certification of Chief Executive Officer Pursuant To 18 U.S.C. Section 1350. Rule 13a-14(d)/15d-14(d) (+)
32.2	Certification of Chief Financial Officer Pursuant To 18 U.S.C. Section 1350. Rule 13a-14(d)/15d-14(d) (+)
_____________
+ Filed herewith
* Management contract or compensatory arrangement.

(1)	Incorporated by reference to Hines Horticulture, Inc.’s Form 8-K filed on January 17, 2007.
(2)	Incorporated by reference to Hines Horticulture, Inc.’s Form 8-K filed on January 24, 2007.
(3)	Incorporated by reference to Hines Horticulture, Inc.’s Form 8-K filed on March 7, 2007.
(4)	Incorporated by reference to Hines Horticulture, Inc.’s Form 8-K filed on March 23, 2007.
(5)	Incorporated by reference to Hines Horticulture, Inc.’s Form 10-K filed on July 10, 2007.