Form 10-Q
period 2007-06-30
HINES HORTICULTURE INC
filed 2007-09-07
CIK 1003515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

As of August 31, 2007, there were 22,072,549 shares of Common Stock, par value $0.01 per share, outstanding.

HINES HORTICULTURE, INC.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Note:  Items 2, 3, 4, and 5 of Part II are omitted because they are not applicable.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HINES HORTICULTURE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
June 30, 2007 and December 31, 2006
(Dollars in thousands, except share data)
(unaudited)

	June 30, 2007	December 31, 2006

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$8,914	$108
Accounts receivable, net	36,904	11,594
Inventories	125,613	146,775
Consigned inventories	1,799	542
Prepaid expenses and other current assets	1,694	1,662
Assets held for sale	-	32,652
Total current assets	174,924	193,333

FIXED ASSETS, net	84,281	85,470
DEFERRED FINANCING COSTS, net	4,971	5,361
DEFERRED INCOME TAXES	5,343	6,082
GOODWILL	-	38,818
OTHER ASSETS	12,017	11,304
	$281,536	$340,368

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$17,142	$15,113
Accrued liabilities	8,271	5,216
Accrued payroll and benefits	4,956	4,282
Accrued interest	4,574	4,667
Borrowings on revolving credit facility	-	3,128
Liabilities related to assets held for sale	-	471
Deferred income taxes	32,942	44,165
Financing obligation	-	47,032

Total current liabilities	67,885	124,074

LONG-TERM DEBT	175,000	175,000
FINANCING OBLIGATION	16,689	16,689
OTHER LIABILITIES	15,513	15,363

COMMITMENTS AND CONTINGENCIES (Note 12)
SUBSEQUENT EVENTS (Note 15)

SHAREHOLDERS' EQUITY
Preferred stock
Authorized - 2,000,000 shares, $0.01 par value; none outstanding	-	-
Common stock
Authorized - 60,000,000 shares, $0.01 par value;
Issued and outstanding - 22,072,549 shares at June 30, 2007 and December 31, 2006	221	221
Additional paid-in capital	128,781	128,781
Accumulated deficit	(122,553)	(119,760)

Total shareholders' equity	6,449	9,242

	$281,536	$340,368

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three and Six Months Ended June 30, 2007 and 2006
(Dollars in thousands, except share data and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2007	2006	2007	2006

Sales, net	$117,572	$124,354	$170,896	$170,788
Cost of goods sold	63,286	66,836	92,083	93,236
Gross profit	54,286	57,518	78,813	77,552

Distribution expenses	26,157	27,739	37,632	37,858
Selling, general and administrative expenses	16,667	17,872	30,782	29,205
Other operating expenses	16	1,115	37	1,876
Goodwill impairment charge	38,818	-	38,818	-
Asset impairment charge	-	-	1,107	-
Total operating expenses	81,658	46,726	108,376	68,939

Operating (loss) income	(27,372)	10,792	(29,563)	8,613

Other expenses
Interest expense, net	4,891	5,178	9,732	10,335
Amortization and write-off of deferred financing costs	237	378	1,735	749
	5,128	5,556	11,467	11,084

(Loss) income from continuing operations before income taxes	(32,500)	5,236	(41,030)	(2,471)

Income tax (benefit) provision	(9,291)	2,127	(12,649)	(947)

(Loss) income from continuing operations	(23,209)	3,109	(28,381)	(1,524)

Income (loss) from discontinued operations, net of income taxes	25,616	(3,558)	25,588	(3,217)

Net income (loss)	$2,407	$(449)	$(2,793)	$(4,741)

Basic and diluted (loss) earnings per share:

(Loss) income from continuing operations	$(1.05)	$0.14	$(1.29)	$(0.07)
Income (loss) from discontinued operations, net of income taxes	1.16	(0.16)	1.16	(0.15)
Net income (loss) per common share	$0.11	$(0.02)	$(0.13)	$(0.21)

Weighted average shares outstanding--Basic and Diluted	22,072,549	22,072,549	22,072,549	22,072,549

The accompanying notes are an integral part of these condensed consolidated financial statements.

HINES HORTICULTURE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2007 and 2006
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,

	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,793)	$(4,741)
(Income) loss from discontinued operations	(25,588)	3,217
Adjustments to reconcile loss from continuing operations to net cash provided by operating activities:
Depreciation	4,696	4,085
Accretion on asset retirement obligations	31	30
Amortization and write-off of deferred financing costs	1,735	749
Asset impairment charge	1,107	-
Goodwill impairment charge	38,818	-
Deferred income taxes	(12,649)	(947)
(Gain) loss on sale of assets	(6)	16

Change in working capital accounts:
Accounts receivable	(25,310)	(36,112)
Inventories	19,654	24,702
Prepaid expenses, other current assets and other assets	(831)	346
Accounts payable and accrued liabilities	7,930	13,082
Net cash provided by continuing operations	6,794	4,427
Net cash (used in) provided by discontinued operations	(3,719)	1,039
Net cash provided by operating activities	3,075	5,466

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(3,843)	(3,493)
Proceeds from sale of fixed assets	6	1
Net cash used in continuing operations	(3,837)	(3,492)
Net cash provided by (used in) discontinued operations	14,043	(26)
Net cash provided by (used in) investing activities	10,206	(3,518)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on revolving credit facility	73,925	164,813
Repayments on revolving credit facility	(77,053)	(174,893)
Financing obligation	-	14,297
Payments of deferred financing costs	(1,347)	(150)
Net cash (used in) provided by financing activities	(4,475)	4,067

NET CHANGE IN CASH	8,806	6,015

CASH and CASH EQUIVALENTS, beginning of period	108	62

CASH, end of period	$8,914	$6,077

Supplemental disclosure of cash flow information:
Cash paid for interest during the period, net of amounts capitalized	$9,567	$10,216
Cash paid for income taxes	$1	$1,046

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

Hines is a leading national supplier of ornamental shrubs, color plants and container-grown plants and continuing operations consist of eight commercial nursery facilities located in Arizona, California, Oregon, South Carolina and Texas. Hines markets its products to retail and commercial customers throughout the United States and Canada.

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

In June 2006, the FASB issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 109, “Accounting for Income Taxes.” FIN 48 is effective for fiscal years beginning after December 15, 2006. If needed, any interest and penalties associated with uncertain tax positions will be recorded as interest expense and other selling, general and administrative expenses, respectively. The Company’s adoption of FIN 48 did not have an impact on its consolidated financial position, results of operations and cash flows.

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

3.  Unaudited Financial Information:

The unaudited financial information furnished herein, in the opinion of management, reflects all adjustments (including normal recurring adjustments), which are necessary for a fair statement of the consolidated financial position, results of operations and cash flows of the Company as of and for the periods indicated. The Company presumes that users of the interim financial information herein have read or have access to the Company's audited consolidated financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context.

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

4.  Discontinued Operations:

Miami Property Sales

On November 7, 2005, the Company sold 122 acres of unimproved property in Miami, Florida (“Miami Property”) for $47,040. In accordance with SFAS No. 98 “Accounting for Leases,” the Company recorded the proceeds as a financing obligation. In accordance with an amendment to the existing senior credit facility, the proceeds from the Miami Property sale were used to pay off the entire outstanding balance of the term loan and the residual amount was used to pay down the revolving credit facility. As part of the Miami Property sale, the Company entered into a two-year lease agreement with the buyer while transitioning operations to other locations. The Company leased the entire property for a one year period, with a thirty-day extension right, and then vacated approximately 33 acres. The Company vacated the remaining 89 acres on October 2, 2006, and subleased the property until June 30, 2007. The Company paid the buyer rent of five hundred dollars per acre annually during the lease term plus fifty percent of the rent the Company received from subleasing the property. In addition, the Company is entitled to additional amounts if the buyer is successful in obtaining zoning for a certain number of residential lots. On June 30, 2007, the Company exited the lease and recognized the sale of the property, including the recognition of the previously deferred gain of $39,912, as a component of discontinued operations in the accompanying condensed consolidated statements of operations. In addition, as part of the recognition of the sale, the Company removed the long-lived assets and the financing obligation of $7,116 and $47,032, respectively, associated with the Miami Property.

On April 18, 2007, the Company completed the sale of its last parcel of land in Miami, Florida, which consisted of approximately 79 acres of land and certain improvements thereon, for $7,152. In the second quarter of 2007, the Company recorded a net gain of $2,547 from the sale as a component of discontinued operations.

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

On January 10, 2007, the Company completed the sale of certain real property, inventory and other assets located at the nursery facilities in Danville, Pennsylvania and Utica and Newark, New York for $6,783. The Company recognized a loss of $78 as a component of discontinued operations in the quarter ended March 31, 2007.

Summarized financial information for discontinued operations is set forth below:

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006

Sales, net	$19	$30,776	$58	$41,251

Income (loss) before income taxes	42,342	(5,982)	42,295	(5,408)
Income tax provision (benefit)	16,726	(2,424)	16,707	(2,191)

Income (loss) from discontinued operations,
net of income taxes	$25,616	$(3,558)	$25,588	$(3,217)

The Company’s consolidated financial statements for the three and six months ended June 30, 2006, have been restated to reflect discontinued operations. As of December 31, 2006, the components of assets and liabilities of discontinued operations in the consolidated balance sheets included in assets, and liabilities related to assets, held for sale are as follows:

December 31,
2006

Inventories	$1,193
Fixed assets, net	16,445
Deferred income taxes	15,014
Assets held for sale	$32,652

Deferred income taxes	$471
Liabilities related to assets held for sale	$471

5.  Goodwill:

In accordance with SFAS No. 142 “Goodwill and Other Intangible Assets,” the Company has one reporting unit for goodwill impairment testing. During the quarter ended June 30, 2007, the Company’s stock price significantly declined, and due to continuing losses, circumstances indicated goodwill may be impaired. Accordingly, the Company performed the first step used to identify potential impairment in accordance with SFAS No. 142 by comparing the fair value of the Company’s reporting unit to the underlying carrying amount of its net assets, including goodwill. Based on this analysis, it was determined that the carrying amount of the Company’s reporting unit exceeded fair value. Accordingly, as of June 30, 2007, the Company performed an analysis of the implied fair value of goodwill, which indicated that goodwill was fully impaired. The Company recognized a goodwill impairment charge of $38,818 in the quarter ended June 30, 2007.

6.  Earnings Per Share:

Earnings per share (“EPS”) are calculated in accordance with SFAS No. 128, “Earnings per Share,” which requires the Company to report both basic earnings per share, based on the weighted-average number of common shares outstanding, and diluted earnings per share, based on the weighted-average number of common shares outstanding adjusted to include the potentially dilutive effect of outstanding stock options and warrants using the treasury stock method. For the three and six months ended June 30, 2007 and 2006, shares related to employee stock options in the amount of 760,566 and 861,860, respectively, were excluded from the computation of diluted earnings per share because the effect would have been anti-dilutive.

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

There were no stock option grants during the six months ended June 30, 2007 and 2006.

A summary of the status of the Company’s stock option plan as of June 30, 2007 follows:

	2007
		Weighted Average
	Shares	Exercise Price

Outstanding at December 31, 2006	828,414	$6.20
Granted	-	-
Exercised	-	-
Cancelled	(67,848)	6.36
Outstanding - June 30, 2007	760,566	$6.18

Exercisable	760,566	$6.18

The aggregate intrinsic value represents the difference between the exercise prices of the underlying awards and the quoted price of the Company’s common stock for those awards that have an exercise price below the quoted price on June 30, 2007. The Company had no options outstanding on June 30, 2007 with an exercise price below the quoted price of the Company’s common stock resulting in an aggregate intrinsic value of $0.

The weighted average remaining contractual life was 4.13 years at June 30, 2007. As of June 30, 2007 expiration dates ranged from June 22, 2008 to February 18, 2013.

	Outstanding and Exercisable
		Average	Weighted
	Number of	Remaining	Average of
Range of Exercise Price	Options	Contract Life	Exercise Price
$3.32 to $5.00	81,000	4.11	$4.53
$5.50	545,066	4.78	5.50
$6.00 to $8.00	33,000	2.33	6.73
$11.00	101,500	1.10	11.00

Total	760,566	4.13	$6.18

8.  Inventories:

Inventories consisted of the following:

	June 30,	December 31,
	2007	2006
Nursery stock	$117,506	$138,376
Materials and supplies	8,107	8,399
Inventories	$125,613	$146,775
Consigned inventories	$1,799	$542

In the quarter ended March 31, 2007, the Company recorded a lower of cost or market adjustment of approximately $800 associated with its Trenton, South Carolina facility. In the quarter ended June 30, 2006, the Company recorded inventory write-offs for scrap and excess inventory of approximately $5,000 also related to its Trenton, South Carolina facility due to adverse weather conditions and continued poor operating results.

9.  Senior Credit Facility:

On January 18, 2007, Hines Nurseries entered into a Loan and Security Agreement (the “Senior Credit Facility”) that expires in 2012. The Senior Credit Facility consists of a $100,000 credit facility, which includes a $15,000 letter of credit subline. The Senior Credit Facility was used to refinance the outstanding revolving loans under the previous senior credit facility.

Guarantees; Collateral. The obligations under the Senior Credit Facility are guaranteed by the Company. Borrowings under the Senior Credit Facility are collateralized by substantially all of the Company’s and Hines Nurseries’ assets.

Restrictions; Covenants; Defaults. The Senior Credit Facility includes customary events of default and other customary covenants, including, but not limited to, a fixed charge coverage ratio test, restrictions on certain types of activities, transactions and payments, including distributions and dividends from Hines Nurseries to Hines Horticulture, reporting covenants and others. The Senior Credit Facility also includes standard provisions related to conditions of borrowing and customary representations and warranties. The lenders may terminate their obligation to make loans under the Senior Credit Facility, and may accelerate payment of the indebtedness under the Senior Credit Facility, upon the occurrence of an event of default, including the failure to comply with the covenants contained in the Senior Credit Facility. Upon the occurrence and during the continuance of an event of default, the interest rate will increase by 2.00%.

Limited Waivers to Senior Credit Facility. On April 30, 2007, Hines Nurseries obtained a waiver from the financial institutions pursuant to which the lenders waived certain defaults under the Senior Credit Facility and extended the deadline for filing the financial statements for the fiscal year ended December 31, 2006 and for the fiscal quarter ended March 31, 2007 to May 28, 2007. On May 29, 2007, the Company obtained an additional waiver under the Senior Credit Facility to, among other things, to extend the date of filing such financial statements from May 28, 2007 to June 28, 2007. On June 21, 2007, the Company obtained an additional waiver under the Senior Credit Facility to extend the date of delivering its quarterly financial statements for the fiscal quarter ended March 31, 2007 to July 31, 2007. On July 31, 2007, the Company obtained an additional waiver under the Senior Credit Facility to extend the date of delivering its quarterly financial statements for the fiscal quarter ended March 31, 2007 to August 30, 2007. The Company filed its Form 10-Q for the quarter ended March 31, 2007 with the Securities and Exchange Commission on August 23, 2007. While the lenders under the Senior Credit Facility required the filing of the Company’s Form 10-Q for the first quarter of 2007 within a specified time period as a condition to its waiver of the Company’s failure to, among other things, timely deliver its annual financials for fiscal year 2006, there is no requirement for the Company to file a Form 10-Q or deliver quarterly financial statements under the Senior Credit Facility.  Accordingly, the Company did not need a waiver under the Senior Credit Facility relating to its failure to timely file this Form 10-Q for the second quarter of 2007.

Interest Rate; Fees. The interest rate on the loans under the Senior Credit Facility may be, at the Company’s option, base rate loans or London Interbank Offering Rate (“LIBOR”) loans. Base rate loans under the Senior Credit Facility bear interest at the lender’s prime rate plus an additional amount that ranges from 0.50% to 1.25%, depending on the Company’s average availability of borrowing under the Senior Credit Facility. Currently, the applicable margin for base rate loans is 0.75%. LIBOR rate loans under the Senior Credit Facility bear interest at the LIBOR rate plus an additional amount that ranges from 1.50% to 2.25%, depending on the Company’s average availability of borrowing under the Senior Credit Facility. Currently, the applicable margin for LIBOR rate loans is 1.75%. As of June 30, 2007, the Company had no outstanding borrowings under the Senior Credit Facility.

In addition to paying interest on outstanding principal, the Company is required to pay a commitment fee on the daily average unused portion of the Senior Credit Facility which accrues based on the utilization of the Senior Credit Facility. Additionally, the Company is required to pay a fee for each letter of credit outstanding under the Senior Credit Facility equal to the applicable margin for LIBOR rate loans to be shared by the lenders and a fronting fee of 0.125% to the individual issuer of a letter of credit.

Availability; Borrowing Base. Availability of borrowing under the Senior Credit Facility is subject to a borrowing base consisting of the lesser of (i) the amount equal to the aggregate amount of the revolving loan commitment minus the aggregate amount of all letters of credit outstanding under the Senior Credit Facility and all fees or other amounts owing by the Company with respect thereto (less certain amounts) minus the amount of the availability block under the Senior Credit Facility, which is currently $15,000 but which shall be reduced to $0 at such time as the Company achieves a fixed charge coverage ratio of at least 1.1:1 for two consecutive fiscal quarters and (ii) the amount equal to 85% of eligible accounts receivable plus the lesser of (a) during the period commencing on December 31 of each calendar year and ending on April 30 each calendar year, the lesser of 65% of eligible inventory or 85% of the appraised net orderly liquidation value of eligible inventory or (b) during the period commencing on May 1 of each calendar year and ending on December 30 each calendar year, the lesser of 55% of eligible inventory or 85% of the appraised net orderly liquidation value of eligible inventory minus the sums of the reserves provided for in the Senior Credit Facility. On June 30, 2007 the Company had unused borrowing capacity of approximately $77,000 after applying the borrowing base limitations and letters of credits to its available borrowings.

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

Maturity Date; Prepayments. Amounts outstanding under the Senior Credit Facility mature on January 18, 2012 and the Company may prepay amounts outstanding under the Senior Credit Facility without fees or penalties, subject to the payment of costs associated with the prepayment of any LIBOR rate loans.

Change of Control. In the event of a change of control, the commitments of the lenders under the Senior Credit Facility may be cancelled and the Company may be required to immediately repay the outstanding amount of the Senior Credit Facility, together with accrued interest and all other amounts accrued under the Senior Credit Facility.

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

Restrictions. The indenture pursuant to which the Senior Notes were issued imposes a number of restrictions on Hines Nurseries. Subject to certain exceptions, the Company may not incur additional indebtedness, make certain restricted payments, make certain asset dispositions, incur additional liens or enter into significant transactions. A breach of a material term of the indenture or other material indebtedness that results in acceleration of the indebtedness under the Senior Notes also constitutes an event of default under the Company’s Senior Credit Facility.

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

Under the terms of the Option Agreement, the Company is able to transition off the property in three phases from 2006 to 2008. The first phase of transition was completed on July 1, 2006 and consisted of 24 acres. The second phase of transition was completed on August 31, 2007 and consists of approximately 88 acres. The final phase of the transition will be on July 1, 2008, and will consist of approximately 56 acres. The Company is continuing to develop replacement acreage and infrastructure at its 842-acre Winters South facility in Northern California. Because the Company is not paying rent, the Company is in a sale-leaseback with continuing involvement position with respect to this property. In accordance with SFAS No. 98, the Company has recorded the proceeds as a financing obligation. When the Company completes the transition on July 1, 2008, the Company will remove the net book value of the assets and expects to recognize a gain of approximately $16,330.

12.  Contingencies:

Legal Proceedings

On July 18, 2006, Mr. Jean-Paul filed an action against the Company and other defendants in the Eleventh Judicial Circuit, Dade County, Florida, alleging negligence in connection with an automobile accident involving one of the Company’s trailers and a third-party carrier.  On March 6, 2007, additional plaintiffs filed an action related to this incident in the same court, alleging negligence and vicarious liability for negligence against the Company and other defendants.  The first filed claim is scheduled for trial in January 2008.  The Company is defended in these actions by its insurance carrier, and is fully insured with respect to this matter, beyond a deductible.  As of June 30, 2007 the Company believes the amount it has accrued for the probable estimated claim and related insurance recovery is sufficient.

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

13.  Liquidity:

Our primary sources of liquidity have historically been funds generated by operations and borrowings under our senior credit facility. However, over the past eighteen months, we have also generated funds through asset sales. The seasonal nature of our operations results in a significant fluctuation in certain components of working capital (primarily accounts receivable and inventory) during the growing and selling cycles. As a result, operating activities during the first and fourth quarters use significant amounts of cash, and in contrast, operating activities for the second and third quarters historically have generated cash as we ship inventory and collect accounts receivable. The covenants under our Senior Credit Facility, and our Senior Notes may affect our ability to operate our business, may limit our ability to take advantage of business opportunities as they arise and may adversely affect the conduct of our current business. A breach of a covenant in our debt instruments could cause acceleration of a significant portion of our outstanding indebtedness. In the event we breach the covenants in our debt instruments and we are unable to obtain waivers in connection therewith, we may not be able to obtain alternative financing for our debt on reasonable terms or otherwise. In that event, in order to pay the principal of our debt, we would be required to sell our equity securities, which would be made more difficult by the recent delisting of our common stock, sell our assets or take other actions which could adversely impact our business, operations and shareholders. The foregoing actions may not enable us to pay the entire principal of our debt.

14.  Fixed Asset Impairment:

As a result of continuing operating losses experienced at the Company’s Trenton, South Carolina facility during the quarter ended March 31, 2007, and based on the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company determined that the carrying values of the related long-lived assets were further impaired. On July 26, 2007, the Company received approval from its Board of Directors to pursue the sale of this facility. The fair value used to determine the $1,100 impairment charge was based on estimates of fair value, including a third party letter of intent to purchase the facility. The impairment charge was recorded as a component of operating loss in the first quarter of 2007 condensed consolidated statements of operations.

15.  Subsequent Events:

Effective July 17, 2007, Robert A. Ferguson, who served as Chief Executive Officer, President and a director of the Company, was terminated and is no longer employed by or serves as an officer of the Company and its subsidiary. Mr. Ferguson will be entitled to receive (i) one time severance payment of $650, less applicable withholding, (ii) a lump sum cash payment delivered by no later than April 20, 2008 equal to a pro rata portion of Mr. Ferguson’s bonus for the 2007 fiscal year (determined upon the basis of the pro rata portion of Hines' sales to the date of termination as compared to the sales for the full fiscal year) and (iii) the Company shall continue to pay Mr. Ferguson’s health insurance benefits for the period beginning July 18, 2007 and ending August 17, 2008.

Also effective July 17, 2007, Stephen Avery, who served as Vice President of Operational Excellence & Human Resources of the Company, resigned from the Company. In connection with Mr. Avery's departure, the Company entered into a Confidential Resignation Agreement and General Release with Mr. Avery on July 17, 2007. Pursuant to the terms of the Avery Resignation Agreement and in consideration for the releases and agreements of Mr. Avery contained therein, Mr. Avery will be entitled to receive (i) a one time severance payment of approximately $104, less applicable withholding; (ii) the pro rata portion of any bonus which Mr. Avery otherwise would have been entitled to receive had Mr. Avery otherwise been employed by the Company on the last day of the 2007 fiscal year, which bonus shall be paid at the same time that other bonuses for such ended fiscal year are paid to other employees of the Company, consistent with past practices; and (iii) the Company continued to pay Mr. Avery’s health insurance benefits from July 18, 2007 to August 31, 2007.

Following the departure of Robert A. Ferguson from the Company, the Board of Directors of the Company elected James Tennant as Chief Executive Officer and President of the Company, effective July 17, 2007. Mr. Tennant has served as a Director of the Company since October 1998 and as Chairman of the Board since April 2007.

On July 26, 2007, the Company received approval from its Board of Directors to pursue the sale of its Trenton, South Carolina facility. On August 29, 2007, the Company entered into an asset purchase agreement to sell substantially all of the land and assets located at its Trenton, South Carolina facility. The gross sales price of the Trenton, South Carolina facility was $5,700 and is subject to typical representations and warranties and indemnities. As of June 30, 2007, the carrying values of the assets associated with the Trenton, South Carolina facility consisted of property and equipment of $4,800 and inventory of $505.

On August 6, 2007, the Company received notification from the Nasdaq Stock Market, Inc. that a Nasdaq Listing Qualifications Panel had determined to delist the Company’s securities and accordingly, suspended trading of the Company’s shares on Nasdaq on August 8, 2007. This action was the result of the Nasdaq Panel’s agreement with previous Nasdaq determinations that the Company had not filed its Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 pursuant to Marketplace Rule 4310(c)(14) and that the Company failed to maintain the minimum stockholders’ equity requirement for continued listing on The Nasdaq Global Market.

On August 28, 2007, G. Ronald Morris resigned as a member of the Board of Directors. Mr. Morris had served as a member of the Board of Directors since March 2001 and was a member of the Compensation Committee, Audit Committee and the Nomination and Corporate Governance committee.

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

There are a number of risks, uncertainties and important factors that might cause actual results to differ from any results expressed or implied by such forward looking statements. In addition to the risks, uncertainties and other factors discussed elsewhere in this Form 10-Q, the risks, uncertainties and other factors that could cause or contribute to actual results differing materially from those expressed or implied in the forward looking statements include, without limitation, those set forth under Part II. Item 1A - Risk Factors in the Company’s Annual Report on Form 10-K filed on July 10, 2007 and the Company’s Quarterly Report on Form 10-Q filed on August 23, 2007.

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

Overview

We are a leading national supplier of ornamental shrubs, color plants and container-grown plants and our continuing operations consist of eight commercial nursery facilities located in Arizona, California, Oregon, South Carolina and Texas. We produce approximately 5,900 varieties of ornamental shrubs and color plants and we sell to more than 1,180 retail and commercial customers, representing more than 6,670 outlets throughout the United States and Canada. As of June 30, 2007, Hines Horticulture produced and distributed horticultural products through its wholly owned subsidiary, Hines Nurseries.

United States Tax Matters

As a result of our business activities, we qualify for a special exception under the U.S. federal tax code that allows us to use the cash method of accounting for federal and state income tax purposes. Under the cash method, sales are included in taxable income when payments are received and expenses are deducted as they are paid. We derive significant tax benefits by being able to deduct the cost of inventory as the cost is incurred. As a result of our ability to utilize the cash method of accounting, we have historically generated net operating losses for federal and state income tax purposes and have not been required to pay cash income taxes. During 2005, we were required to pay federal cash income taxes in the form of alternative minimum tax as a result of the sale of land in Miami, Florida (“Miami Property”). At December 31, 2006, we had approximately $54.0 million in net operating loss carryforwards for federal income tax purposes, which begin to expire in 2024. In addition, we had approximately $53.0 million in net operating loss carryforwards for state income tax reporting purposes. Our state net operating losses in certain states begin expiring in 2008.

Based on our current projections, we anticipate that we will not pay cash income taxes for federal or state income tax purposes through 2010.

The use of the cash method of accounting for federal income tax purposes results in a current deferred tax liability for accounting purposes. At June 30, 2007, we had a current deferred liability for deferred income taxes of $32.9 million related to the use of the cash method of accounting. The deferred tax liability is deemed current for accounting purposes because the majority of the items to which this liability relates are comprised of current assets and current liabilities in our balance sheet (such as inventory, accounts receivable and accounts payable). The classification of this liability as a current item, however, does not mean that it is required to be paid within the next twelve months.

As of June 30, 2007, the statute of limitations for federal income tax purposes has closed for all tax years prior to the year ended December 31, 2003. The same is true for state income tax purposes except for Arizona, California and Texas for which the statute of limitations is closed for all tax years prior to the year ended December 31, 2002. The Company has not entered into any agreements for federal income tax purposes or state income tax purposes to extend any statute of limitation period.

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

Under the terms of the Option Agreement, we are able to transition off the property in three phases from 2006 to 2008. The first phase of transition was completed on July 1, 2006 and consisted of 24 acres. The second phase of transition was completed on August 31, 2007 and consisted of approximately 88 acres. The third phase of the transition will be on July 1, 2008, and will consist of approximately 56 acres. We are continuing to develop replacement acreage and infrastructure at our 842-acre Winters South facility in Northern California. Because we are not paying rent, we are in a sale-leaseback with continuing involvement position with respect to this property. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 98, we recorded the proceeds as a financing obligation. When we complete the transition, which is expected to be completed on July 1, 2008, we will remove the net book value of the assets and expect to recognize a gain of $16.3 million.

Sale of Trenton, South Carolina Facility

On July 26, 2007, we received approval from our Board of Directors to pursue the sale of our Trenton, South Carolina facility. On August 29, 2007, we entered into an asset purchase agreement to sell substantially all of the land and assets located at our Trenton, South Carolina facility. The gross sales price of the Trenton, South Carolina facility was $5.7 million and is subject to typical representations and warranties and indemnities.

Delisting from Nasdaq

On August 6, 2007, we received notification from the Nasdaq Stock Market, Inc. that a Nasdaq Listing Qualifications Panel had determined to delist our securities and accordingly, suspend trading of our shares on Nasdaq on August 8, 2007. This action was the result of the Nasdaq Panel’s agreement with previous Nasdaq determinations that we had not filed our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 pursuant to Marketplace Rule 4310(c)(14) and that we failed to maintain the minimum stockholders’ equity requirement for continued listing on The Nasdaq Global Market.

Discontinued Operations

Miami Property Sales

On November 7, 2005, we sold 122 acres of unimproved property in Miami, Florida (“Miami Property”) for $47.0 million. In accordance with SFAS No. 98 “Accounting for Leases,” we recorded the proceeds as a financing obligation. In accordance with an amendment to the existing senior credit facility, the proceeds from the Miami Property sale were used to pay off the entire outstanding balance of the term loan and the residual amount was used to pay down the revolving credit facility. As part of the Miami Property sale, we entered into a two-year lease agreement with the buyer while transitioning operations to other locations. We leased the entire property for a one year period, with a thirty-day extension right, and then vacated approximately 33 acres. We vacated the remaining 89 acres on October 2, 2006, and subleased the property until June 30, 2007. We paid the buyer rent of five hundred dollars per acre annually during the lease term plus fifty percent of the rent we received from subleasing the property. In addition, we are entitled to additional amounts if the buyer is successful in obtaining zoning for a certain number of residential lots. On June 30, 2007, we exited the lease and recognized the sale of the property, including the recognition of the previously deferred gain of $39.9 million, as a component of discontinued operations in the accompanying condensed consolidated Statements of Operations. In addition, as part of the recognition of the sale, we removed the long-lived assets and the financing obligation of $7.1 million and $47.0 million, respectively, associated with the Miami Property.

On April 18, 2007, we completed the sale of our last remaining parcel of land in Miami, Florida, which consisted of approximately 79 acres of land and certain improvements thereon, for $7.2 million. In the second quarter of 2007 we recorded a net gain of $2.5 million from the sale as a component of discontinued operations.

Northeast Facilities

In August 2006, we made a decision to pursue the sale of our four Northeast nursery operations. These operations consisted of our facilities in Danville and Pipersville, Pennsylvania and Newark and Utica, New York.

On November 15, 2006, we sold our nursery facility in Pipersville, Pennsylvania for $5.4 million, of which approximately $1.1 million was deferred as it is contingent upon certain entitlements for the construction of additional greenhouses on certain real property which was previously leased by us. The sale of this facility resulted in a loss of $1.2 million, which was recorded as a component of discontinued operations in the quarter ended December 31, 2006

On January 10, 2007, we completed the sale of certain real property, inventory and other assets located at the nursery facilities in Danville, Pennsylvania and Utica and Newark, New York for $6.8 million. We recognized a loss of $0.1 million as a component of discontinued operations in the quarter ended March 31, 2007.

Results of Operations

The following discussion of results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q.

Three Months Ended June 30, 2007 compared to Three Months Ended June 30, 2006

Net Sales. Net sales of $117.6 million for the three months ended June 30, 2007 decreased $6.8 million, or 5.5%, from net sales of $124.4 million for the comparable period in 2006. The decrease in net sales was mainly due to adverse weather in the Midwest and Northeast occurring early in the second quarter.

Gross Profit. Gross profit of $54.3 million for the three months ended June 30, 2007 decreased $3.2 million, or 5.6%, from gross profit of $57.5 million for the comparable period in 2006. Gross profit as a percentage of sales for the quarter decreased to 46.2% from 46.3% for the comparable period in 2006. The slight decrease in gross profit was mainly due to a lower of cost or market adjustment and an excess inventory write off totaling $2.0 million recorded at our Trenton, South Carolina facility and the decrease in net sales, as discussed above. This was partially offset by an increase in gross profit margins at our other facilities as lower cost inventory produced in 2006 was sold.

Distribution Expenses. Distribution expenses of $26.2 million for the three months ended June 30, 2007 decreased $1.6 million, or 5.7%, from $27.7 million for the comparable period in 2006. This decrease was mainly due to decreased sales volume. As a percentage of net sales, distribution expenses for the quarter decreased to 22.2% from 22.3% for the comparable period of 2006.

Selling, General and Administrative Expenses. Selling, general and administrative expenses of $16.7 million for the three months ended June 30, 2007 decreased by $1.2 million, or 6.7%, from $17.9 million for the comparable period in 2006. Selling expenses of $9.5 million for the three months ended June 30, 2007 decreased $2.9 million from $12.4 million for the comparable period in 2006. The decrease in selling expenses was mainly due to decreased sales. General and administrative expenses of $7.2 million for the three months ended June 30, 2007 increased $1.7 million from $5.5 million for the comparable period in 2006. The increase in general and administrative expenses was mainly due to an increase of $2.1 million in personnel costs and higher costs related to the implementation of certain provisions of the Sarbanes-Oxley Act of 2002 and an increase of $0.3 million in legal and professional fees related to additional work performed in connection with our 2006 fiscal year and other matters. These amounts were offset by decreases in other general and administrative expenses.

Other Operating Expenses. Other operating expenses for the three months ended June 30, 2007 were nominal compared to $1.1 million for the comparable period in 2006. Other operating expenses for the second quarter of 2006 consisted primarily of consulting fees relating to our productivity improvement initiatives.

Goodwill Impairment Charge. Goodwill impairment charge for the three months ended June 30, 2007 was $38.8 million. This impairment charge was recorded as a result of the second step test performed in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” which indicated that our goodwill was fully impaired. This impairment charge was recorded as a result of our carrying value of equity exceeding our fair value at June 30, 2007.

Operating (Loss) Income. Operating loss for the three months ended June 30, 2007 was $27.4 million compared to an operating income of $10.8 million for the comparable period in 2006. The swing from income to loss was mainly due to the goodwill impairment charge and reduced gross profits, which were partially offset by the decrease in distribution and selling and general and administrative expenses in the period.

Other Expenses. Other expenses of $5.1 million for the three months ended June 30, 2007 decreased $0.4 million, or 7.7%, from $5.6 million for the comparable period in 2006 primarily due to lower interest expense as a result of lower outstanding debt.

Income Tax (Benefit) Provision.  Income tax benefit was $9.3 million for the three months ended June 30, 2007 compared to a provision of $2.1 million for the comparable period in 2006. Our effective income tax rate was 28.6% for the three months ended June 30, 2007, down from 40.6% from the comparable period a year ago  The swing from provision to benefit is primarily due to a loss from continuing operations before income taxes, offset by a lower effective income tax rate.  The decline in the effective income tax rate is due to the write-off of goodwill during the three months ended June 30, 2007. This impairment charge is non-deductible for income tax purposes.

(Loss) Income from Continuing Operations. Loss from continuing operations of $23.2 million for the three months ended June 30, 2007 decreased $26.3 million, from income of $3.1 million for the comparable period in 2006. The loss from continuing operations for the three months ended June 30, 2007 was attributable to the goodwill impairment charge and other factors discussed above.

(Loss) Income from Discontinued Operations, Net of Income Taxes. Income from discontinued operations, net of income taxes, was $25.6 million for the three months ended June 30, 2007 compared to a loss from discontinued operations, net of income taxes, of $3.6 million for the comparable period in 2006. The swing from loss to income was primarily due to the gain recognized on the Miami Property sale and the sale of the last remaining parcel of land in Miami, Florida, which consisted of 79 acres of land and improvements.

Net Income (Loss). Net income of $2.4 for the three months ended June 30, 2007 increased $2.9 million compared to a net loss of $0.4 million for the comparable period in 2006. The swing from net loss to net income was mainly attributable to the gain recorded on the Miami Property sale, offset by the goodwill impairment charge, as well as other factors discussed above.

Six Months Ended June 30, 2007 compared to Six Months Ended June 30, 2006

Net Sales. Net sales of $170.9 million for the six months ended June 30, 2007 increased by $0.1 million, or 0.1%, from net sales of $170.8 million for the comparable period in 2006. Sales for the six months ended June 30, 2007 were flat compared to a year ago primarily due to increases in sales in the Northwest and Southwest, which were offset by decreases in the Northeast and Midwest.

Gross Profit. Gross profit of $78.8 million for the six months ended June 30, 2007 increased $1.3 million, or 1.6%, from gross profit of $77.6 million for the comparable period in 2006. Gross profit as a percentage of sales for the six months ended June 30, 2007 increased to 46.1% from 45.4% for the comparable period in 2006. The increase in gross profit and gross profit margin was mainly a result of lower cost inventory produced in 2006 and sold in 2007, which increases were partially offset by $2.8 million of lower of cost or market and excess inventory adjustments recorded during the first six months of 2007.

Distribution Expenses. Distribution expenses of $37.6 million for the six months ended June 30, 2007 decreased $0.2 million, or 0.6%, from $37.9 million for the comparable period in 2006. As a percentage of net sales, distribution expenses for the period decreased to 22.0% from 22.2% for the comparable period of 2006.

Selling, General and Administrative Expenses. Selling, general and administrative expenses of $30.8 million for the six months ended June 30, 2007 increased by $1.6 million, or 5.4%, from $29.2 million for the comparable period in 2006. Selling expenses of $17.2 million for the six months ended June 30, 2007 decreased $1.7 million from $18.9 million for the comparable period in 2006. The decrease in selling expenses was mainly due to a reduction in commission related compensation of $1.4 million, which was caused by a shift in sales from customers with higher commission-based compensation to customers with lower commission-based compensation. In addition, there was a reduction in third-party merchandising costs of $0.3 million which also contributed to the decrease. General and administrative expenses of $13.6 million for the six months ended June 30, 2007 increased $3.2 million from $10.3 million for the comparable period in 2006. The increase in general and administrative expenses was mainly due to an increase of $3.3 million in personnel costs and higher costs related to the implementation of certain provisions of the Sarbanes-Oxley Act of 2002 and an increase of $0.5 million in legal and professional fees related to additional work performed in connection with our 2006 fiscal year and other matters. These amounts were offset by a decrease in other general and administrative expenses.

Other Operating Expenses. Other operating expenses for the six months ended June 30, 2007 were nominal compared to $1.9 million for the comparable period in 2006. Other operating expenses for the six months ended June 30, 2006 consisted primarily of consulting fees relating to our productivity improvement initiatives.

Goodwill Impairment Charge. Goodwill impairment charge for the six months ended June 30, 2007 was $38.8 million. This impairment charge was recorded as a result of the second step test performed in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” which indicated that our goodwill was fully impaired in the second quarter of 2007. This impairment charge was recorded as a result of our carrying value of equity exceeding our fair value at June 30, 2007.

Asset Impairment Charges. Asset impairment charges of $1.1 million were recorded in the first quarter of 2007 in connection with our Trenton, South Carolina facility, resulting from continued poor operating performance.

Operating (Loss) Income. Operating loss for the six months ended June 30, 2007 was $29.6 million compared to operating income of $8.6 million for the comparable period in 2006. The swing from income to loss was mainly due to the goodwill impairment charge, which was partially offset by the decrease in distribution and selling and general and administrative expenses in the six months ended June 30, 2007.

Other Expenses. Other expenses of $11.5 million for the six months ended June 30, 2007 increased $0.4 million, or 3.5%, from $11.1 million for the comparable period in 2006. The increase is primarily due to the write off of deferred financing costs associated with the termination of our previous senior credit facility, offset by lower interest expense due to lower outstanding debt.

Income Tax Benefit.  Our effective income tax rate was 30.8% for the six months ended June 30, 2007, down from 38.3% for the comparable period a year ago.  Income tax benefit was $12.6 million for the six months ended June 30, 2007 compared to $0.9 million for the comparable period in 2006.  The increase in income tax benefit is primarily due to lower income from continuing operations before income taxes, offset by a lower effective income tax rate.  The decline in the effective income tax rate is due to the write off of goodwill during the six months ended June 30, 2007. This impairment charge is non-deductible for income tax purposes.

(Loss) Income from Continuing Operations. Loss from continuing operations of $28.4 million for the six months ended June 30, 2007 increased $26.9 million, from a loss of $1.5 million for the comparable period in 2006. The increase in the loss from continuing operations was attributable to the goodwill impairment charge and other factors discussed above.

Income (Loss) from Discontinued Operations, Net of Income Taxes. Income from discontinued operations, net of income taxes, was $25.6 million for the six months ended June 30, 2007 compared to a loss from discontinued operations, net of income taxes, of $3.2 million for the comparable period in 2006. The swing from loss to income was primarily due the gain on the Miami Property sale of $39.9 million and the sale of the last remaining parcel of land in Miami, Florida, which consisted of 79 acres of land and improvements.

Net Loss. Net loss of $2.8 million for the six months ended June 30, 2007 decreased $1.9 million compared to a loss of $4.7 million for the comparable period in 2006. The decrease in net loss was mainly attributable to the increase in income from discontinued operations, offset by the loss from continuing operations, as discussed above.

Liquidity and Capital Resources

Our primary sources of liquidity have historically been funds generated by operations and borrowings under our senior credit facility. However, over the past eighteen months, we have also generated funds through asset sales. The seasonal nature of our operations results in a significant fluctuation in certain components of working capital (primarily accounts receivable and inventory) during the growing and selling cycles. As a result, operating activities during the first and fourth quarters use significant amounts of cash, and in contrast, operating activities for the second and third quarters historically have generated cash as we ship inventory and collect accounts receivable. The covenants under our Senior Credit Facility (as defined below) and our Senior Notes (as defined below) may affect our ability to operate our business, may limit our ability to take advantage of business opportunities as they arise and may adversely affect the conduct of our current business. A breach of a covenant in our debt instruments could cause acceleration of a significant portion of our outstanding indebtedness. In the event we breach the covenants in our debt instruments and we are unable to obtain waivers in connection therewith, we may not be able to obtain alternative financing for our debt on reasonable terms or otherwise. In that event, in order to pay the principal of our debt, we would be required to sell our equity securities, which would be made more difficult by the recent delisting of our common stock, sell our assets or take other actions which could adversely impact our business, operations and shareholders. The foregoing actions may not enable us to pay the entire principal of our debt.

Net cash provided by operating activities of continuing operations was $6.8 million for the six months ended June 30, 2007 compared to $4.4 million for the comparable period in 2006. The increase in cash provided by operating activities of continuing operations was mainly due to a decrease in working capital levels, resulting primarily from smaller increases in accounts receivable balances at June 30, 2007 when compared with June 30, 2006. The smaller increase in accounts receivable resulted mainly from our facility dispositions.

Net cash used in operating activities of discontinued operations was $3.7 million for the six months ended June 30, 2007 compared to cash provided by operating activities of discontinued operations of $1.0 million for the comparable period in 2006. The swing from cash provided by to cash used in operating activities of discontinued operations was mainly due to a decrease in accounts payable and accrued liabilities resulting from the sale of our Northeast facilities.

Net cash used in investing activities from continuing operations was $3.8 million for the six months ended June 30, 2007 compared to $3.5 million for the same period a year ago. The increase in cash used in investing activities was mainly due to an increase in capital expenditures related to our Winters South expansion as we continue to transition off of our Lagoon Valley and our Irvine, California facilities.

Net cash provided by investing activities from discontinued operations was $14.0 million for the six months ended June 30, 2007 compared to nominal cash used in investing activities of discontinued operations for the comparable period in 2006. The increase in cash provided by investing activities from discontinued operations was mainly due to proceeds received from the sale of three of our Northeast facilities and our last remaining property located in Miami, Florida.

Net cash used in financing activities from continuing operations was $4.5 million for the six months ended June 30, 2007 compared to net cash provided of $4.1 million for the same period in 2006. The swing from net cash provided by financing activities to net cash used in financing activities was primarily due to the financing obligation of $14.3 million incurred in 2006 as well as $1.3 million of deferred financing costs incurred in 2007 in connection with our Senior Credit Facility. These amounts were partially offset by a reduction in net borrowings on our Senior Credit Facility compared to the same period a year ago.

We typically draw down our revolving loan in the first and fourth quarters to fund our seasonal inventory buildup and seasonal operating expenses. Based on past history, approximately 72-74% of our sales generally occur in the first half of the year, generally allowing us to reduce borrowing under our revolving loan in the second and third quarters. On June 30, 2007, we had unused borrowing capacity of approximately $77.0 million after applying the borrowing base limitations and letters of credit to our available borrowings.

At June 30, 2007, we had no outstanding debt under our Senior Credit Facility and we had $175.0 million principal amount of our Senior Notes outstanding.

We do not have any off balance sheet financing or any financial arrangements with related parties, other than operating leases. The following table discloses aggregate information about our contractual obligations and commercial commitments for our continuing operations as of June 30, 2007.

		Payments Due by Period
Contractual Cash Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
	(In millions)
Revolving facility	$-	$-	$-	$-	$-
Senior notes	175.0	-	-	175.0	-
Interest	97.7	19.6	39.3	38.8	-
Operating leases	8.0	3.0	3.5	1.2	0.3
Total	$280.7	$22.6	$42.8	$215.0	$0.3

We believe that cash generated by continuing operations and from borrowings expected to be available under our Senior Credit Facility will be sufficient to meet our anticipated working capital, capital expenditures and debt service requirements for at least the next twelve months. We do not anticipate that our cash flows from continuing operations will be sufficient to repay the principal of the Senior Notes issued by Hines Nurseries when they come due in 2011. Accordingly, in order to pay the principal of the Senior Notes, we will be required to refinance our debt, sell our equity securities, which would be made more difficult by the recent delisting of our common stock, sell our assets or take other actions. There can be no assurances that the foregoing actions will enable us to pay the principal of the Senior Notes or that we will be successful in our attempts to complete such actions or that such actions can be accomplished on commercially reasonable terms or otherwise.

The following is a summary of certain material terms of our Senior Credit Facility entered into on January 18, 2007 and Hines Nurseries’ 10.25% Senior Notes due 2011.

Senior Credit Facility

On January 18, 2007, we entered into a Loan and Security Agreement (the “Senior Credit Facility”) that expires in 2012. The Senior Credit Facility consists of a $100.0 million credit facility, which includes a $15.0 million letter of credit subline. The Senior Credit Facility was used to refinance the outstanding revolving loans under the previous senior credit facility.

Guarantees; Collateral. The obligations under the Senior Credit Facility are guaranteed by us. Borrowings under the Senior Credit Facility are collateralized by substantially all of our assets.

Restrictions; Covenants; Defaults. The Senior Credit Facility includes customary events of default and other customary covenants, including, but not limited to, a fixed charge coverage ratio test, restrictions on certain types of activities, transactions and payments, including distributions and dividends from Hines Nurseries to Hines Horticulture, reporting covenants and others. The Senior Credit Facility also includes standard provisions related to conditions of borrowing and customary representations and warranties. The lenders may terminate their obligation to make loans under the Senior Credit Facility, and may accelerate payment of the indebtedness under the Senior Credit Facility, upon the occurrence of an event of default, including the failure to comply with the covenants contained in the Senior Credit Facility. Upon the occurrence and during the continuance of an event of default, the interest rate will increase by 2.00%.

Limited Waivers to Senior Credit Facility. On April 30, 2007, we obtained a waiver from the financial institutions pursuant to which the lenders waived certain defaults under the Senior Credit Facility and extended the deadline for filing the financial statements for the fiscal year ended December 31, 2006 and for the fiscal quarter ended March 31, 2007 to May 28, 2007. On May 29, 2007, we obtained an additional waiver under the Senior Credit Facility to, among other things, extend the date of filing such financial statements from May 28, 2007 to June 28, 2007. On June 21, 2007, we obtained an additional waiver under the Senior Credit Facility to extend the date of delivering our quarterly financial statements for the fiscal quarter ended March 31, 2007 to July 31, 2007. On July 31, 2007, we obtained an additional waiver under the Senior Credit Facility to extend the date of delivering our quarterly financial statements for the fiscal quarter ended March 31, 2007 to August 30, 2007. The Company filed its Form 10-Q for the quarter ended March 31, 2007 with the Securities and Exchange Commission on August 23, 2007.  While the lenders under the Senior Credit Facility required the filing of our Form 10-Q for the first quarter of 2007 within a specified time period as a condition to its waiver of our failure to, among other things, timely deliver our annual financials for fiscal year 2006, there is no requirement for us to file a Form 10-Q or deliver quarterly financial statements under the Senior Credit Facility.  Accordingly, we did not need a waiver under the Senior Credit Facility relating to our failure to timely file this Form 10-Q for the second quarter of 2007.

Interest Rate; Fees. The interest rate on the loans under the Senior Credit Facility may be, at our option, base rate loans or London Interbank Offering Rate (“LIBOR”) loans. Base rate loans under the Senior Credit Facility bear interest at the lender’s prime rate plus an additional amount that ranges from 0.50% to 1.25%, depending on our average availability of borrowing under the Senior Credit Facility. Currently, the applicable margin for base rate loans is 0.75%. LIBOR rate loans under the Senior Credit Facility bear interest at the LIBOR rate plus an additional amount that ranges from 1.50% to 2.25%, depending on our average availability of borrowing under the Senior Credit Facility. Currently, the applicable margin for LIBOR rate loans is 1.75%. At June 30 2007, we had no outstanding borrowings under our Senior Credit Facility.

In addition to paying interest on outstanding principal, we are required to pay a commitment fee on the daily average unused portion of the Senior Credit Facility which accrues based on the utilization of the Senior Credit Facility. Additionally, we are required to pay a fee for each letter of credit outstanding under the Senior Credit Facility equal to the applicable margin for LIBOR rate loans to be shared by the lenders and a fronting fee of 0.125% to the individual issuer of a letter of credit.

Availability; Borrowing Base. Availability of borrowing under the Senior Credit Facility is subject to a borrowing base consisting of the lesser of (i) the amount equal to the aggregate amount of the revolving loan commitment minus the aggregate amount of all letters of credit outstanding under the Senior Credit Facility and all fees or other amounts owed by us with respect thereto (less certain amounts) minus the amount of the availability block under the Senior Credit Facility, which is currently $15.0 million but which shall be reduced to $0 at such time as we achieve a fixed charge coverage ratio of at least 1.1:1 for two consecutive fiscal quarters and (ii) the amount equal to 85% of eligible accounts receivable plus the lesser of (a) during the period commencing on December 31 of each calendar year and ending on April 30 each calendar year, the lesser of 65% of eligible inventory or 85% of the appraised net orderly liquidation value of eligible inventory or (b) during the period commencing on May 1 of each calendar year and ending on December 30 each calendar year, the lesser of 55% of eligible inventory or 85% of the appraised net orderly liquidation value of eligible inventory minus the sums of the reserves provided for in the Senior Credit Facility. On June 30, 2007 we had unused borrowing capacity of approximately $77.0 million after applying the borrowing base limitations and letters of credit to our available borrowings.

We must deliver borrowing base certificates and reports at least monthly. The borrowing base also may be subject to certain other adjustments and reserves to be determined by the agent. Eligible accounts receivable of both The Home Depot, our largest customer, and Lowe’s Companies, Inc., our second largest customer, may not exceed 30% of total eligible accounts receivable at any time.

Maturity Date; Prepayments. Amounts outstanding under the Senior Credit Facility mature on January 18, 2012 and we may prepay amounts outstanding under the Senior Credit Facility without fees or penalties, subject to the payment of costs associated with the prepayment of any LIBOR rate loans.

Change of Control. In the event of a change of control, the commitments of the lenders under the Senior Credit Facility may be cancelled and we may be required to immediately repay the outstanding amount of the Senior Credit Facility, together with accrued interest and all other amounts accrued under the Senior Credit Facility.

Our Senior Notes

On September 30, 2003, Hines Nurseries issued $175.0 million of senior subordinated notes that mature on October 1, 2011 (the "Senior Notes”). The Senior Notes bear interest at the rate of 10.25% per annum and will be payable semi-annually in arrears on each April 1 and October 1, which commenced on April 1, 2004.

Guarantees. Hines Horticulture, subject to certain exceptions, has, jointly and severally, fully and unconditionally guaranteed, on a senior unsecured basis, the obligations of Hines Nurseries under the Senior Notes.

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

Goodwill

In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," goodwill is not amortized, but instead is subject to an annual impairment review. Each of our locations represents a component of a single reporting unit as they each have similar economic characteristics, as defined in SFAS No. 142. As our operations are comprised of one reporting unit, we review the recoverability of our goodwill by comparing the fair value of our reporting unit to the book value of our equity. If our book value of equity exceeds fair value, goodwill is written down to its implied fair value. We evaluate the carrying value of goodwill in the fourth quarter of each year and when events and circumstances indicate that the assets may be impaired. In the quarter ended June 30, 2007, we recorded a full impairment of our goodwill. As of June 30, 2007 we have no goodwill on our condensed consolidated balance sheet.

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

As of June 30, 2007, the statute of limitations for federal income tax purposes has closed for all tax years prior to the year ended December 31, 2003. The same is true for state income tax purposes except for Arizona, California and Texas for which the statute of limitations is closed for all tax years prior to the year ended December 31, 2002. The Company has not entered into any agreements for federal income tax purposes or state income tax purposes to extend any statute of limitation period.

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

In June 2006, the FASB issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 is effective for all uncertainty in income taxes recognized in the financial statements in fiscal years beginning after December 15, 2006. If needed, any interest and penalties associated with uncertain tax positions will be recorded as interest expense and other selling, general and administrative expenses, respectively. The adoption of FIN 48 did not have an impact on our consolidated financial position, results of operations and cash flows.

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

We have one fixed rate and one variable rate debt instrument. For the fixed-rate debt, interest rate changes affect the fair market value of such debt but do not impact earnings or cash flows. Conversely, for the variable-rate debt, interest rate changes generally do not affect the fair market value of such debt but do impact future earnings and cash flows, assuming other factors are held constant. At June 30, 2007 the carrying amount and estimated fair value of our debt was $175.0 million and $140.4 million, respectively. We believe that the future borrowings on our variable rate debt will be minimal; therefore, any changes in applicable interest rates should not have a material impact on our financial statements.

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

s  We did not have adequate policies and procedures and adequate review and oversight relating to the recording of inventory. For example, there was no policy or mechanism in place to identify abnormal scrap using statistical metrics, and there was no appropriate process in place to analyze the net realizable value of inventory. These deficiencies represent a material weakness in internal control over financial reporting because they could lead to material misstatements in our consolidated financial statements.

s  We did not perform sufficient analysis and review of significant estimates and accounts, and certain journal entries were recorded without an appropriate level of documentation and support. For example, certain transactions were not appropriately analyzed, including the sale-leaseback transactions for the disposition of our Miami facility in 2005 and the disposition of our Vacaville property in 2006, nor did we properly analyze the recoverability of our assets associated with our South Carolina facility. These matters represent a material weakness in internal control over financial reporting because they could result in material misstatements to interim and annual consolidated financial statements that are not properly prevented or detected by our internal control.

s  We had information technology general control deficiencies that in the aggregate were deemed to represent a material weakness in the control environment and were the result of a lack of communication and enforcement of control consciousness. These deficiencies in the aggregate represented more than a remote likelihood that a material misstatement of our interim or annual financial statements would not have been prevented or detected. These deficiencies included deficiencies related to logical and physical access requests, configuration changes, updates of control documentation and data backup and storage.

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

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

On July 18, 2006, Mr. Jean-Paul filed an action against us and other defendants in the Eleventh Judicial Circuit, Dade County, Florida, alleging negligence in connection with an automobile accident involving one of our trailers and a third-party carrier.  On March 6, 2007, additional plaintiffs filed an action related to this incident in the same court, alleging negligence and vicarious liability for negligence against us and other defendants.  The first filed claim is scheduled for trial in January 2008.  We are defended in these actions by our insurance carrier, and are fully insured with respect to this matter, beyond a deductible.  As of June 30, 2007 we believe the amount we have accrued for the probable estimated claim and related insurance recovery at December 31, 2006 is sufficient.

From time to time, we are involved in various disputes and litigation matters, which arise in the ordinary course of business. The litigation process is inherently uncertain and it is possible that the resolution of these disputes and lawsuits may adversely affect us. Management believes, however, that the ultimate resolution of such matters will not have a material adverse impact on our consolidated financial position, results of operations or cash flows.

Item 1A.  Risk Factors

There have been no material changes to the risk factors as disclosed in our Annual Report on Form 10-K for the fiscal year ended 2006, except for the updated and additional risk factors included in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 and except as set forth below.

Our nursery facility in Irvine, California is entirely on leased land and we do not expect the leases to be extended beyond their current terms.

Our nursery facility and headquarters in Irvine, California are entirely on leased land. In 2003, we entered into an amended lease agreement for this facility in which 63 new acres were added and the lease expiration schedule was changed. Under the amended lease agreement, the lease on 114 acres expired on June 30, 2006, the lease on 140 acres expired on December 31, 2006 and the lease on the remaining 288 acres expires on December 31, 2010. On January 1, 2007, we entered into another amendment of the 140 acre lease that expired on December 31, 2006, which amendment extended our lease on 50 of the 140 acres until June 30, 2007. We do not expect the lease on the remaining 288 acres to be extended beyond its current terms. For the 204 acres that expired in 2006, we transitioned a majority of the production to our Winters, California facility and the remaining production to the parcel recently added to our facility in Irvine. For the 50 acres that expired on June 30, 2007 we have completed the process of transitioning capacity off this portion of land similar to the 204 acres that expired in 2006. For the 288 acres that will expire at the end of 2010, we will be required to establish new production facilities or transition production to existing facilities. We may incur substantial costs in connection with the establishment of these new production facilities or the transition of production to existing facilities.

We may not be successful in establishing suitable replacement production facilities or in transitioning production to existing facilities. If we are unsuccessful in these efforts, our net sales, cash flows and operating income could be materially adversely affected. In addition, when we vacate the facility in 2010, we currently estimate that we will incur approximately $1.3 million in removal and asset retirement obligations. We may incur significant expenses beyond what we have forecasted if additional retirement obligations are required. Significant costs in excess of our estimates could have a material adverse effect on our business, financial position, results of operations and operating cash flows.

Our business will suffer if certain senior executives discontinue employment with us or if we are unable to recruit and retain highly skilled staff.

Our success is largely dependent on the skills, experience and efforts of our senior management, including James R. Tennant (President and Chief Executive Officer) and Claudia M. Pieropan (Chief Financial Officer, Secretary and Treasurer). Mr. Tennant was elected President and Chief Executive Officer in July 2007, upon the departure from the Company of Robert A. Ferguson. The loss of services of one or more members of our senior management can interrupt and otherwise adversely affect our business. We do not maintain key-man life insurance policies on any members of management. No members of senior management are bound by non-compete agreements, and if any such members were to depart and subsequently compete with us, such competition could have a material adverse effect on us. Our business also depends on our ability to continue to recruit, train and retain skilled employees, particularly skilled growers and sales personnel. The loss of the services of any key personnel, or our inability to hire new personnel with the requisite skills, could impair our ability to develop new products or enhance existing products, sell products to our customers or manage our business effectively.

Item 6.  Exhibits

See index to Exhibits at page 28 for a list of exhibits included herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HINES HORTICULTURE, INC. (Registrant)

By:	/s/ CLAUDIA M. PIEROPAN
Claudia M. Pieropan Chief Financial Officer, Secretary and Treasurer (Principal financial officer and duly authorized officer)
Date: September 7, 2007

HINES HORTICULTURE, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDED June 30, 2007

INDEX TO EXHIBITS

Exhibit No.	Description
10.1
Limited Waiver and Consent to Loan and Security Agreement, dated August 14, 2007, by and among Hines Nurseries, Inc., and Bank of America, N.A., PNC Bank, National Association and GMAC Commercial Finance LLC. (1)

10.2	Limited Waiver to Loan and Security Agreement, dated May 29, 2007, by and among Hines Nurseries, Inc., and Bank of America, N.A., PNC Bank, National Association and GMAC Commercial Finance LLC. (1)
10.3	Limited Waiver to Loan and Security Agreement, dated June 21, 2007, by and among Hines Nurseries, Inc., and Bank of America, N.A., PNC Bank, National Association and GMAC Commercial Finance LLC. (1)
10.4	Limited Waiver to Loan and Security Agreement, dated June 28, 2007, by and among Hines Nurseries, Inc., and Bank of America, N.A., PNC Bank, National Association and GMAC Commercial Finance LLC. (1)
10.5	Limited Waiver to Loan and Security Agreement, dated August 14, 2007, by and among Hines Nurseries, Inc., and Bank of America, N.A., PNC Bank, National Association and GMAC Commercial Finance LLC. (2)
31.1 31.2 32.1 32.2
Certification of Chief Executive Officer Pursuant To Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended. (+)

Certification of Chief Financial Officer Pursuant To Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended. (+)

Certification of Chief Executive Officer Pursuant To 18 U.S.C. Section 1350. Rule 13a-14(d)/15d-14(d) (+)

Certification of Chief Financial Officer Pursuant To 18 U.S.C. Section 1350. Rule 13a-14(d)/15d-14(d) (+)

_____________
+ Filed herewith

(1) (2)	Incorporated by reference to Hines Horticulture, Inc.’s Form 10-K filed on July 10, 2007. Incorporated by reference to Hines Horticulture, Inc.’s Form 8-K filed on August 15, 2007.