Form 10-K/A
period 2006-12-31
HINES HORTICULTURE INC
filed 2007-09-24
CIK 1003515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number: 0-24439

HINES HORTICULTURE, INC.
(Exact name of registrant as specified in its charter)
(949) 559-4444
http://hineshorticulture.com

Delaware	33-0803204
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

12621 Jeffrey Road, Irvine, California 92620 (Address of principal executive offices) (Zip Code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class
Common Stock, par value $0.01 per share

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

As of September 19, 2007, there were 22,072,549 shares of Common Stock outstanding.

HINES HORTICULTURE, INC.
AMENDMENT NO. 1 TO FORM 10-K ANNUAL REPORT
For the Fiscal Year Ended December 31, 2006

TABLE OF CONTENTS

Page No.

PART IV

ITEM 15.	EXHIBITS	4

SIGNATURE		8

Explanatory Note

Hines Horticulture, Inc. is filing this Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended December 31, 2006, as originally filed with the Securities and Exchange Commission on July 10, 2007 (the “Original Form 10-K”) for the sole purpose of including Exhibit 23.2, the consent of an additional independent public accounting firm, in the filing. There are no changes to the disclosures in the Original Form 10-K, except that this Amendment No. 1 includes Exhibit 23.2 and amends and restates the list of exhibits contained in Item 15 of Part IV of the Original 10-K. This Amendment No. 1 continues to speak as of the date of the Original Form 10-K and Hines Horticulture, Inc. has not updated the disclosure herein to reflect any events that occurred on a later date.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	List the following documents filed as part of the report:

(3)	List of Exhibits

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of Hines Horticulture, Inc. (3)
3.2	Amended and Restated By-laws of Hines Horticulture, Inc. (3)
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

10.42	Commercial Contract by and between Hines Nurseries, Inc. and Garden Depot, Corp. effective March 1, 2007. (23)
10.43	Severance and Release Agreement between Michael Trebing and Hines Horticulture, Inc. dated March 19, 2007. (24)*
10.44	Hines Horticulture, Inc. Executive Incentive Plan 2004. (26)*
10.45	Employment Agreement, dated August 3, 1995, by and between Edwin G. Summers, Jr. and Hines Horticulture, Inc. (26)*
10.46	Amendment to Amended and Restated Ground Lease dated January 1, 2007 by and between The Irvine Company and Hines Horticulture, Inc. (27)
10.47	Severance and Release Agreement between Lincoln Moehle and Hines Horticulture, Inc. dated December 29, 2006. (27)*
10.48
Amendment No. 1 to Loan and Security Agreement dated as of February 28, 2007, by and among Hines Nurseries, Inc., the parties hereto as lenders and Bank of America, N.A., in its capacity as agent for Lenders. (27)

10.49
Amendment No. 2 to Loan and Security Agreement dated as of March 7, 2007, by and among Hines Nurseries, Inc., the parties hereto as lenders and Bank of America, N.A., in its capacity as agent for Lenders. (27)

10.50	First Amendment to Lease Agreement dated as of October 2, 2006, by and between Hines Nurseries, Inc. and Quantum Ventures, LLC. (27)
10.51	Limited Waiver to the Loan and Security Agreement, dated April 30, 2007, by Hines Nurseries, Inc., Bank of America, N.A., PNC Bank, National Association and GMAC Commercial Finance LLC. (27)
10.52	Limited Waiver to the Loan and Security Agreement, dated May 29, 2007, by and among Hines Nurseries, Inc., Bank of America, N.A., PNC Bank, National Association and GMAC Commercial Finance LLC. (27)
10.53	Limited Waiver to the Loan and Security Agreement, dated June 21, 2007, by and among Hines Nurseries, Inc., Bank of America, N.A., PNC Bank, National Association and GMAC Commercial Finance LLC. (27)
10.54	Limited Waiver to the Loan and Security Agreement, dated June 28, 2007, by and among Hines Nurseries, Inc., Bank of America, N.A., PNC Bank, National Association and GMAC Commercial Finance LLC. (27)
21.1	Subsidiaries of the Company. (27)
23.1 23.2	Consent of independent registered public accounting firm, KPMG LLP. (27) Consent of independent registered public accounting firm, PricewaterhouseCoopers LLP. (†)
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (†)
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (†)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002. (†)(‡)
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002. (†)(‡)
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
(26) (27)
Incorporated by reference to Hines Horticulture, Inc.’s Annual Report on Form 10-K/A for the year ended December 31, 2005 filed on May 12, 2006.
Incorporated by reference to Hines Horticulture, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2006.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on September 24, 2007.

HINES HORTICULTURE, INC.

By:	/s/ Claudia M. Pieropan
Claudia M. Pieropan
Chief Financial Officer