Form 10-Q
period 2007-09-30
HINES HORTICULTURE INC
filed 2007-11-14
CIK 1003515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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
Yes( X )   No(   )

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

As of November 6, 2007, there were 22,072,549 shares of Common Stock, par value $0.01 per share, outstanding.

HINES HORTICULTURE, INC.

TABLE OF CONTENTS

Part I. Financial Information

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HINES HORTICULTURE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
September 30, 2007 and December 31, 2006
(Dollars in thousands, except share data)
(unaudited)

	September 30, 2007	December 31, 2006
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$7,434	$108
Accounts receivable, net	18,575	11,594
Inventories	135,708	140,982
Consigned inventories	1,099	542
Prepaid expenses and other current assets	1,373	1,662
Assets held for sale	-	41,415
Total current assets	164,189	196,303

FIXED ASSETS, net	78,865	79,534
DEFERRED FINANCING COSTS, net	4,723	5,361
DEFERRED INCOME TAXES	5,260	9,048
GOODWILL	-	38,818
OTHER ASSETS	12,017	11,304
	$265,054	$340,368

LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY

CURRENT LIABILITIES:
Accounts payable	$12,666	$15,113
Accrued liabilities	4,782	5,216
Accrued payroll and benefits	4,673	4,282
Accrued interest	8,992	4,667
Borrowings on revolving credit facility	-	3,128
Liabilities related to assets held for sale	-	2,760
Deferred income taxes	27,938	41,876
Financing obligation	16,689	47,032

Total current liabilities	75,740	124,074

LONG-TERM DEBT	175,000	175,000
FINANCING OBLIGATION	-	16,689
OTHER LIABILITIES	15,549	15,363

COMMITMENTS AND CONTINGENCIES (Note 12)
SUBSEQUENT EVENTS (Note 14)

SHAREHOLDERS' (DEFICIT) EQUITY
Preferred stock
Authorized - 2,000,000 shares, $0.01 par value; none outstanding	-	-
Common stock
Authorized - 60,000,000 shares, $0.01 par value;
Issued and outstanding - 22,072,549 shares at September 30, 2007
and December 31, 2006	221	221
Additional paid-in capital	128,781	128,781
Accumulated deficit	(130,237)	(119,760)

Total shareholders' (deficit) equity	(1,235)	9,242

	$265,054	$340,368

The accompanying notes are an integral part of these condensed consolidated financial statements.

HINES HORTICULTURE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three and Nine Months Ended September 30, 2007 and 2006
(Dollars in thousands, except share data and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Sales, net	$31,777	$35,775	$195,128	$198,880
Cost of goods sold	16,893	20,500	98,513	107,912
Gross profit	14,884	15,275	96,615	90,968

Distribution expenses	8,124	8,024	43,187	43,165
Selling, general and administrative expenses	13,501	11,765	43,875	40,439
Other operating expenses	1,353	407	1,390	2,283
Goodwill impairment charge	-	-	38,818	-
Total operating expenses	22,978	20,196	127,270	85,887

Operating (loss) income	(8,094)	(4,921)	(30,655)	5,081

Other expenses
Interest expense, net	4,439	4,636	14,171	14,971
Amortization and write-off of deferred financing costs	244	648	1,979	1,397
	4,683	5,284	16,150	16,368

Loss from continuing operations before income taxes	(12,777)	(10,205)	(46,805)	(11,287)

Income tax benefit	(5,039)	(3,984)	(14,922)	(4,406)

Loss from continuing operations	(7,738)	(6,221)	(31,883)	(6,881)

Income (loss) from discontinued operations, net of income taxes	54	(24,031)	21,406	(28,112)

Net loss	$(7,684)	$(30,252)	$(10,477)	$(34,993)

Basic and diluted (loss) earnings per share:

Loss from continuing operations	$(0.35)	$(0.28)	$(1.44)	$(0.31)
Income (loss) from discontinued operations, net of income taxes	0.00	(1.09)	0.97	(1.27)
Net loss per common share	$(0.35)	$(1.37)	$(0.47)	$(1.59)

Weighted average shares outstanding--Basic and Diluted	22,072,549	22,072,549	22,072,549	22,072,549

The accompanying notes are an integral part of these condensed consolidated financial statements.

HINES HORTICULTURE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2007 and 2006
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,

	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(10,477)	$(34,993)
(Income) loss from discontinued operations	(21,406)	28,112
Adjustments to reconcile loss from continuing operations to net cash
(used in) provided by operating activities:
Depreciation	6,557	5,766
Accretion on asset retirement obligations	81	46
Amortization and write-off of deferred financing costs	1,979	1,397
Goodwill impairment charge	38,818	-
Deferred income taxes	(14,922)	(4,406)
(Gain) loss on sale of assets	(117)	19

Change in working capital accounts:
Accounts receivable	(6,981)	(7,099)
Inventories	4,396	17,588
Prepaid expenses, other current assets and other assets	(369)	1,163
Accounts payable and accrued liabilities	3,903	7,878

Net cash provided by continuing operations	1,462	15,471
Net cash used in discontinued operations	(4,023)	(3,843)

Net cash (used in) provided by operating activities	(2,561)	11,628

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of fixed assets	(5,277)	(7,660)
Proceeds from sale of fixed assets	129	-

Net cash used in continuing operations	(5,148)	(7,660)
Net cash provided by (used in) discontinued operations	19,505	(45)

Net cash provided by (used in) investing activities	14,357	(7,705)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on revolving credit facility	74,047	164,813
Repayments on revolving credit facility	(77,175)	(174,893)
Financing obligation	-	14,297
Payments of deferred financing costs	(1,342)	(320)

Net cash (used in) provided by financing activities	(4,470)	3,897

NET CHANGE IN CASH AND CASH EQUIVALENTS	7,326	7,820

CASH and CASH EQUIVALENTS, beginning of period	108	62

CASH and CASH EQUIVALENTS, end of period	$7,434	$7,882

Supplemental disclosure of cash flow information:
Cash paid for interest during the period, net of amounts capitalized	$9,592	$10,465
Cash paid for income taxes	$71	$1,112

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

Hines is a leading national supplier of ornamental shrubs, color plants and container-grown plants and continuing operations consist of seven commercial nursery facilities located in Arizona, California, Oregon and Texas. Hines markets its products to retail and commercial customers throughout the United States and Canada.

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

Trenton, South Carolina Facility
On July 26, 2007, the Company decided to sell its Trenton, South Carolina facility. On August 29, 2007, the Company sold substantially all of the land and assets located at this facility.  The gross sales price of the facility was $5,650.  The purchase agreement contains typical representations, warranties and indemnification provisions. The Company recognized a gain of approximately $147 as a component of discontinued operations in the quarter ended September 30, 2007.

Summarized financial information for discontinued operations is set forth below:

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006

Sales, net	$782	$10,844	$8,385	$59,778
Income (loss) before income taxes	$89	(40,074)	$35,382	$(46,871)
Income tax provision (benefit)	35	(16,043)	13,976	(18,759)

Income (loss) from discontinued operations,
net of income taxes	$54	$(24,031)	$21,406	$(28,112)

The Company’s consolidated financial statements for the three and nine months ended September 30, 2006, have been restated to reflect discontinued operations.  The consolidated balance sheet as of December 31, 2006 has been restated to reflect discontinued operations of the Company's Trenton, South Carolina facility.  As of December 31, 2006, the components of assets and liabilities of discontinued operations in the consolidated balance sheets included in assets, and liabilities related to assets, held for sale are as follows:

December 31,
2006

Inventories	$6,986
Fixed assets, net	22,381
Deferred income taxes	12,048
Assets held for sale	$41,415

Deferred income taxes	$2,760
Liabilities related to assets held for sale	$2,760

5.	Goodwill:

In accordance with SFAS No. 142 “Goodwill and Other Intangible Assets,” the Company has one reporting unit for goodwill impairment testing.  During the quarter ended June 30, 2007, the Company’s stock price significantly declined, and due to continuing losses, circumstances indicated goodwill may have been impaired.  Accordingly, the Company performed the first step used to identify potential impairment in accordance with SFAS No. 142 by comparing the fair value of the Company’s reporting unit to the underlying carrying amount of its net assets, including goodwill.  Based on this analysis, it was determined that the carrying amount of the Company’s reporting unit exceeded fair value.  Accordingly, as of June 30, 2007, the Company performed an analysis of the implied fair value of goodwill, which indicated that goodwill was fully impaired.  The Company recognized a goodwill impairment charge of $38,818 in the quarter ended June 30, 2007.

6.	Earnings Per Share:

Earnings per share (“EPS”) are calculated in accordance with SFAS No. 128, “Earnings per Share,” which requires the Company to report both basic earnings per share, based on the weighted-average number of common shares outstanding, and diluted earnings per share, based on the weighted-average number of common shares outstanding adjusted to include the potentially dilutive effect of outstanding stock options and warrants using the treasury stock method. For the three and nine months ended September 30, 2007 and 2006, shares related to employee stock options in the amount of 738,268 and 847,227, respectively, were excluded from the computation of diluted earnings per share because the effect would have been anti-dilutive.

7.	Stock-Based Compensation:

The Company’s 1998 Long-Term Equity Incentive Plan (the “1998 Stock Plan”), which was approved by the shareholders, permits the grant of stock options, stock appreciation rights, restricted stock, performance awards and any combination of the foregoing to certain directors, officers and employees of the Company and its subsidiaries. Option awards are generally granted with an exercise price equal to or greater than the market price of the Company’s stock at the date of grant; those option awards generally vest over a period of four years subject to continuous service and have 10-year contractual terms.

Effective the beginning of the first quarter of fiscal year 2006, the Company adopted the provisions of SFAS No. 123(R), “Share-Based Payment,” using the modified prospective transition method. Under this method, prior periods are not restated. The provisions of SFAS No. 123(R) apply to new stock options and stock options outstanding, but not yet vested, on the effective date. As of December 31, 2006, all outstanding options were fully vested.

There were no stock option grants during the nine months ended September 30, 2007 and 2006; accordingly, there was no determination of fair value during this period.

A summary of the status of the Company’s stock option plan as of September 30, 2007 follows:

		Weighted
		Average
	Shares	Exercise Price
Outstanding at December 31, 2006	828,414	$6.20
Granted	-	-
Exercised	-	-
Cancelled	(90,146)	6.32
Outstanding - September 30, 2007	738,268	$6.18

Exercisable	738,268	$6.18

The aggregate intrinsic value represents the difference between the exercise prices of the underlying awards and the quoted price of the Company’s common stock for those awards that have an exercise price below the quoted price on September 30, 2007. The Company had no options outstanding on September 30, 2007 with an exercise price below the quoted price of the Company’s common stock resulting in an aggregate intrinsic value of $0.

The weighted average remaining contractual life was 3.84 years at September 30, 2007.  As of September 30, 2007 expiration dates ranged from June 22, 2008 to February 18, 2013.

	Outstanding and Exercisable
		Average	Weighted
	Number of	Remaining	Average of
Range of Exercise Price	Options	Contract Life	Exercise Price
$3.32 to $5.00	81,000	3.87	$4.53
$5.50	525,568	4.50	5.50
$6.00 to $8.00	33,000	2.08	6.73
$11.00	98,700	0.84	11.00

Total	738,268	3.84	$6.18

8.	Inventories:

Inventories consisted of the following:

	September 30,	December 31,
	2007	2006
Nursery stock	$127,518	$134,079
Materialsand supplies	8,190	6,903
Inventories	$135,708	$140,982
Consigned inventories	$1,099	$542

9.	Senior Credit Facility:

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

Limited Waivers to Senior Credit Facility.  On April 30, 2007, Hines Nurseries obtained a waiver from the financial institutions pursuant to which the lenders waived certain defaults under the Senior Credit Facility and extended the deadline for filing the financial statements for the fiscal year ended December 31, 2006 and for the fiscal quarter ended March 31, 2007 to May 28, 2007.  On May 29, 2007, the Company obtained an additional waiver under the Senior Credit Facility, among other things, to extend the date of filing such financial statements from May 28, 2007 to June 28, 2007.  On June 21, 2007, the Company obtained an additional waiver under the Senior Credit Facility to extend the date of delivering its quarterly financial statements for the fiscal quarter ended March 31, 2007 to July 31, 2007.  On July 31, 2007, the Company obtained an additional waiver under the Senior Credit Facility to extend the date of delivering its quarterly financial statements for the fiscal quarter ended March 31, 2007 to August 30, 2007.  The Company filed its Form 10-Q for the quarter ended March 31, 2007 with the Securities and Exchange Commission on August 23, 2007.  While the lenders under the Senior Credit Facility required the filing of the Company’s Form 10-Q for the first quarter of 2007 within a specified time period as a condition to its waiver of the Company’s failure to, among other things, timely deliver its annual financials for fiscal year 2006, there is no requirement for the Company to file a Form 10-Q or deliver quarterly financial statements under the Senior Credit Facility.

Interest Rate; Fees.  The interest rate on the loans under the Senior Credit Facility may be, at the Company’s option, base rate loans or London Interbank Offering Rate (“LIBOR”) loans.  Base rate loans under the Senior Credit Facility bear interest at the lender’s prime rate plus an additional amount that ranges from 0.50% to 1.25%, depending on the Company’s average availability of borrowing under the Senior Credit Facility.  Currently, the applicable margin for base rate loans is 1.0%.  LIBOR rate loans under the Senior Credit Facility bear interest at the LIBOR rate plus an additional amount that ranges from 1.50% to 2.25%, depending on the Company’s average availability of borrowing under the Senior Credit Facility.  Currently, the applicable margin for LIBOR rate loans is 2.0%.  As of September 30, 2007, the Company had no outstanding borrowings under the Senior Credit Facility.

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

Availability; Borrowing Base.  Availability of borrowing under the Senior Credit Facility is subject to a borrowing base consisting of the lesser of (i) the amount equal to the aggregate amount of the revolving loan commitment minus the aggregate amount of all letters of credit outstanding under the Senior Credit Facility and all fees or other amounts owing by the Company with respect thereto (less certain amounts) minus the amount of the availability block under the Senior Credit Facility, which is currently $15,000 but which shall be reduced to $0 at such time as the Company achieves a fixed charge coverage ratio of at least 1.1:1 for two consecutive fiscal quarters and (ii) the amount equal to 85% of eligible accounts receivable plus the lesser of (a) during the period commencing on December 31 of each calendar year and ending on April 30 each calendar year, the lesser of 65% of eligible inventory or 85% of the appraised net orderly liquidation value of eligible inventory or (b) during the period commencing on May 1 of each calendar year and ending on December 30 each calendar year, the lesser of 55% of eligible inventory or 85% of the appraised net orderly liquidation value of eligible inventory minus the sums of the reserves provided for in the Senior Credit Facility.  After applying the borrowing base limitations and letters of credit to its available borrowings, on September 30, 2007, the Company had unused borrowing capacity of approximately $41,100.  As of September 30, 2007, the Company did not have any borrowings outstanding on its Senior Credit Facility.

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

10.	Long Term Debt:

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

Redemption: The Company is entitled, at its option, to redeem all or a portion of the Senior Notes at redemption prices ranging from 100.000% to 105.125%, depending on the redemption date plus accrued and unpaid interest.

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

Legal Proceedings

On July 18, 2006, Mr. Jean-Paul filed an action against the Company and other defendants in the Eleventh Judicial Circuit, Dade County, Florida, alleging negligence in connection with an automobile accident involving one of the Company’s trailers and a third-party carrier.  On March 6, 2007, additional plaintiffs filed an action related to this incident in the same court, alleging negligence and vicarious liability for negligence against the Company and other defendants.  The first filed claim is scheduled for trial in January 2008.  The Company is defended in these actions by its insurance carrier, and is fully insured with respect to this matter, beyond a deductible.  As of September 30, 2007 the Company believes the amount it has accrued for the probable estimated claim is sufficient.  We have also recorded an asset at December 31, 2006 for the probable insurance recovery.

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

Our primary sources of liquidity have historically been funds generated by operations and borrowings under our senior credit facility.  However, over the past eighteen months, we have also generated funds through asset sales.  The seasonal nature of our operations results in a significant fluctuation in certain components of working capital (primarily accounts receivable and inventory) during the growing and selling cycles.  As a result, operating activities during the first and fourth quarters use significant amounts of cash, and in contrast, operating activities for the second and third quarters historically have generated cash as we ship inventory and collect accounts receivable.  However, due to a decrease in net sales and increased operating expenses for the three and nine months ended September 30, 2007, this resulted in cash used in operating activities for the three month period ended September 30, 2007.  The covenants under our Senior Credit Facility and our Senior Notes may affect our ability to operate our business, may limit our ability to take advantage of business opportunities as they arise and may adversely affect the conduct of our current business. A breach of a covenant in our debt instruments could cause acceleration of a significant portion of our outstanding indebtedness. In the event we breach the covenants in our debt instruments and we are unable to obtain waivers in connection therewith, we may not be able to obtain alternative financing for our debt on reasonable terms or otherwise. In that event, in order to pay the principal of our debt, we would be required to sell our equity securities (which could be made more difficult by the recent delisting of our common stock), sell our assets or take other actions which could adversely impact our business, operations and shareholders. The foregoing actions may not enable us to pay the entire principal of our debt.

14.	Subsequent Events:

On October 10, 2007, The Nasdaq Stock Market issued a press release announcing that effective October 22, 2007 it would delist the common stock of the Company, which was suspended on August 8, 2007, and has not traded on NASDAQ since that time.

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

There are a number of risks, uncertainties and important factors that might cause actual results to differ from any results expressed or implied by such forward looking statements.  In addition to the risks, uncertainties and other factors discussed elsewhere in this Form 10-Q, the risks, uncertainties and other factors that could cause or contribute to actual results differing materially from those expressed or implied in the forward looking statements include, without limitation, those set forth under Part II. Item 1A - Risk Factors in the Company’s Annual Report on Form 10-K filed on July 10, 2007, as amended on September 24, 2007, and the Company’s Quarterly Reports for the first and second quarters of 2007 on Form 10-Q filed with the SEC on August 23, 2007 and September 7, 2007, respectively.

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

Executive Summary

Although sales increased in the three months ended March 31, 2007 compared to the same period a year ago, we experienced weaker sales in the second quarter of 2007 compared to the second quarter of 2006.  The decline in net sales was due primarily to adverse weather conditions in the Midwest and Northeast, including freezing weather early in the quarter and heavy rainfall mid-quarter when we typically experience our most significant sales for the year.  Sales in the third quarter of 2007 continued to decline compared to the third quarter of 2006.  This decline in net sales was due primarily to the severe drought experienced in the Southeast, which decreased the demand for our products, including most notably our shrubs. In addition, our major customers focused on efforts to reduce store inventories, therefore affecting replenishment orders.

In addition, although we had higher gross margins for the nine months ended September 30, 2007 compared to a year ago, we incurred additional general and administrative costs primarily due to an increase in personnel costs, higher costs related to the implementation of section 404 of the Sarbanes-Oxley Act of 2002 and an increase in legal and professional fees related to additional work performed in connection with our 2006 fiscal year audit.

We have taken several steps in our endeavors to improve the future of our company’s performance as summarized below.

•	Divested under-performing facilities
•	On January 18, 2007, we entered into a new Senior Credit Facility that increased our available borrowings, as well as removed all financial covenants
•	Made significant senior management changes
•
We are implementing improved inventory product mix realignment procedures consisting of developing systems and processes to better align the product mix of our current on-hand inventory and future inventory production with capacity and forecasted customer demand.

•	Centralized certain core corporate functions
•	Appointed additional non-executive, independent members of the Board of Directors
•	As announced on October 10, 2007 we retained the services of an investment banking firm to assist management and the Board of Directors in evaluating other potential strategic alternatives

Despite these endeavors, cash generated by continuing operations alone will not be sufficient to meet our anticipated working capital, capital expenditures and debt service requirements for at least the next twelve months.  However, we expect borrowings available under our Senior Credit Facility along with cash generated by continuing operations will be sufficient to meet these needs for at least the next twelve months.  We do not anticipate that our cash flows from continuing operations will be sufficient to repay the principal of the Senior Notes issued by Hines Nurseries when they come due in 2011.  Accordingly, in order to pay the principal of the Senior Notes, we will be required to refinance our debt, sell our equity securities (which could be made more difficult by the recent delisting of our common stock), sell our assets or take other actions. There can be no assurances that the foregoing actions will enable us to pay the principal of the Senior Notes or that we will be successful in our attempts to complete such actions or that such actions can be accomplished on commercially reasonable terms or otherwise.

Overview

We are a leading national supplier of ornamental shrubs, color plants and container-grown plants and our continuing operations consist of seven commercial nursery facilities located in Arizona, California, Oregon and Texas. We produce approximately 5,900 varieties of ornamental shrubs and color plants and we sell to more than 1,100 retail and commercial customers, representing more than 6,550 outlets throughout the United States and Canada. As of September 30, 2007, Hines Horticulture produced and distributed horticultural products through its wholly owned subsidiary, Hines Nurseries.

United States Tax Matters

As a result of our business activities, we qualify for a special exception under the U.S. federal tax code that allows us to use the cash method of accounting for federal and state income tax purposes. Under the cash method, sales are included in taxable income when payments are received and expenses are deducted as they are paid. We derive significant tax benefits by being able to deduct the cost of inventory as the cost is incurred. As a result of our ability to utilize the cash method of accounting, we have historically generated net operating losses for federal and state income tax purposes and have not been required to pay cash income taxes. During 2005, we were required to pay federal cash income taxes in the form of alternative minimum tax as a result of the sale of land in Miami, Florida (“Miami Property”). At December 31, 2006, we had approximately $54.0 million in net operating loss carryforwards for federal income tax purposes, which begin to expire in 2023. In addition, as of December 31, 2006, we had approximately $53.0 million in net operating loss carryforwards for state income tax reporting purposes. Our state net operating losses in certain states begin expiring in 2008.

Based on our current projections, we anticipate that we will not pay cash income taxes for federal or state income tax purposes through 2010.

The use of the cash method of accounting for federal income tax purposes results in a current deferred tax liability for accounting purposes. At September 30, 2007, we had a current liability for deferred income taxes of $27.9 million related to the use of the cash method of accounting. The deferred tax liability is deemed current for accounting purposes because the majority of the items to which this liability relates are comprised of current assets and current liabilities in our balance sheet (such as inventory, accounts receivable and accounts payable). The classification of this liability as a current item, however, does not mean that it is required to be paid within the next twelve months.

As of September 30, 2007, the statute of limitations for federal income tax purposes has closed for all tax years prior to the year ended December 31, 2003.  The same is true for state income tax purposes except for Arizona, California and Texas for which the statute of limitations is closed for all tax years prior to the year ended December 31, 2002.  The Company has not entered into any agreements for federal income tax purposes or state income tax purposes to extend any statute of limitation period.

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

Under the terms of the Option Agreement, we are able to transition off the property in three phases from 2006 to 2008. The first phase of transition was completed on July 1, 2006 and consisted of 24 acres. The second phase of transition was completed on August 31, 2007 and consisted of approximately 88 acres. The third phase of the transition will be on July 1, 2008, and will consist of approximately 56 acres. We are continuing to develop replacement acreage and infrastructure at our 842-acre Winters South facility in Northern California. Because we are not paying rent, we are in a sale-leaseback with continuing involvement with respect to this property. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 98 "Accounting for Leases," we recorded the proceeds as a financing obligation.  When we complete the transition, which is expected to be completed on July 1, 2008, we will remove the net book value of the assets and expect to recognize a gain of $16.3 million.

Discontinued Operations

Miami Property Sales
On November 7, 2005, we sold 122 acres of unimproved property in Miami, Florida (“Miami Property”) for $47.0 million.  In accordance with SFAS No. 98, we recorded the proceeds as a financing obligation.  In accordance with an amendment to the existing senior credit facility, the proceeds from the Miami Property sale were used to pay off the entire outstanding balance of the term loan and the residual amount was used to pay down the revolving credit facility. As part of the Miami Property sale, we entered into a two-year lease agreement with the buyer while transitioning operations to other locations. We leased the entire property for a one year period, with a thirty-day extension right, and then vacated approximately 33 acres. We vacated the remaining 89 acres on October 2, 2006, and subleased the property until June 30, 2007.  We paid the buyer rent of five hundred dollars per acre annually during the lease term plus fifty percent of the rent we received from subleasing the property. In addition, we are entitled to additional amounts if the buyer is successful in obtaining zoning for a certain number of residential lots.  On June 30, 2007, we exited the lease and recognized the sale of the property, including the recognition of the previously deferred gain of $39.9 million, as a component of discontinued operations in the accompanying condensed consolidated statements of operations.  In addition, as part of the recognition of the sale, we removed the long-lived assets and the financing obligation of $7.1 million and $47.0 million, respectively, associated with the Miami Property.

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

Trenton, South Carolina Facility
On July 26, 2007, we decided to sell our Trenton, South Carolina facility. On August 29, 2007, we sold substantially all of the land and assets located at the facility.  The gross sales price of the facility was approximately $5.7 million. The purchase agreement contains typical representations, warranties and indemnification provisions.  We recognized a gain of approximately $0.1 million as a component of discontinued operations in the quarter ended September 30, 2007.

Inventory Product Mix Realignment

We are implementing improved inventory product mix realignment procedures consisting of  developing systems and processes to better align the product mix of our current on-hand inventory and future inventory production with capacity and forecasted customer demand.

Results of Operations

The following discussion of results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q.

Three Months Ended September 30, 2007 compared to Three Months Ended September 30, 2006

Net Sales.  Net sales of $31.8 million for the three months ended September 30, 2007 decreased $4.0 million, or 11.2%, from net sales of $35.8 million for the comparable period in 2006.  The decline in sales was due to decreased sales in the Southeast region of approximately $1.2 million. The region is currently experiencing a severe drought.  In addition, our major customers focused on efforts to reduce store inventories, therefore affecting replenishment orders.

Gross Profit.  Gross profit of $14.9 million for the three months ended September 30, 2007 decreased $0.4 million, or 2.6%, from gross profit of $15.3 million for the comparable period in 2006.  Gross profit as a percentage of sales for the quarter increased to 46.8% from 42.7% for the comparable period in 2006.  The decrease in gross profit is mainly attributed to the decrease in net sales.  The increase in gross profit margin was due to the lower cost inventory produced in 2006 and sold in the third quarter of 2007.  The lower cost of inventory was due to our labor productivity initiatives undertaken throughout 2006 which helped increase labor efficiencies.

Distribution Expenses.  Distribution expenses of $8.1 million for the three months ended September 30, 2007 increased $0.1 million, or 1.2%, from $8.0 million for the comparable period in 2006.  As a percentage of net sales, distribution expenses for the quarter increased to 25.6% from 22.4% for the comparable period of 2006 due to increased common carrier expenses.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses of $13.5 million for the three months ended September 30, 2007 increased by $1.7 million, or 14.8%, from $11.8 million for the comparable period in 2006.  Selling expenses of $6.6 million for the three months ended September 30, 2007 increased $0.4 million from $6.2 million for the comparable period in 2006.  General and administrative expenses of $6.9 million for the three months ended September 30, 2007 increased $1.3 million from $5.6 million for the comparable period in 2006.  We continue to incur increased personnel costs and higher costs related to the implementation of Section 404 of the Sarbanes-Oxley Act of 2002.

Other Operating Expenses. Other operating expense of $1.4 million for the three months ended September 30, 2007 increased $0.9 million from $0.4 million for the comparable period in 2006.  Other operating expenses for the third quarter of 2007 were mainly due to expenses related to severance expense of approximately $1.2 million.

Operating Loss. Operating loss of $8.1 million for the three months ended September 30, 2007 increased $3.2 million, or 64.5%, from $4.9 million for the comparable period in 2006.  The increase in operating loss was mainly due to the decrease in net sales and the increase in selling and general administrative costs and other operating expenses.

Other Expenses.  Other expenses of $4.7 million for the three months ended September 30, 2007 decreased $0.6 million, or 11.4%, from $5.3 million for the comparable period in 2006.  The decrease in other expenses was mainly due to a decrease in interest expense and deferred financing expense.  The decrease in interest expense is attributable to lower overall outstanding debt and the decrease in deferred financing expense is due to the write-off of a portion of the deferred financing cost in connection with the third amendment to our previous senior credit facility in 2006 which did not recur in the third quarter of 2007.

Income Tax Benefit.  Income tax benefit was $5.0 million for the three months ended September 30, 2007 compared to $4.0 million for the comparable period in 2006.  Our effective income tax rate was 39.4% for the three months ended September 30, 2007, up from 39.0% from the comparable period a year ago.

Loss from Continuing Operations.  Loss from continuing operations of $7.7 million for the three months ended September 30, 2007 increased $1.5 million, or 24.4%, from $6.2 million for the comparable period in 2006.  The increase in loss from continuing operations was mainly due to a decrease in net sales and the other factors discussed above.

Income (Loss) from Discontinued Operations, Net of Income Taxes.  Income from discontinued operations, net of income taxes, was $0.1 million for the three months ended September 30, 2007 compared to a loss from discontinued operations, net of income taxes, of $24.0 million for the comparable period in 2006.  The decrease in loss from discontinued operations, net of income taxes was mainly due to the majority of our discontinued operations having been disposed of in prior periods.  The loss from discontinued operations in 2006 was primarily due to exit and disposal costs and asset and other impairment charges.

Net Loss. Net loss of $7.7 million for the three months ended September 30, 2007 decreased $22.6 million from a loss of $30.3 million for the comparable period in 2006.  The decrease in net loss is mainly attributable to the decrease in net loss from discontinued operations, offset by the increase in loss from continued operations as discussed above.

Nine Months Ended September 30, 2007 compared to Nine Months Ended September 30, 2006

Net Sales.  Net sales of $195.1 million for the nine months ended September 30, 2007 decreased $3.8 million, or 1.9%, from net sales of $198.9 million for the comparable period in 2006.  The decrease in net sales was mainly due to the severe drought conditions in the Southeast and our major customers focusing on efforts to reduce store inventories, therefore affecting replenishment orders in the third quarter of 2007.

Gross Profit.  Gross profit of $96.6 million for the nine months ended September 30, 2007 increased $5.6 million, or 6.2%, from gross profit of $91.0 million for the comparable period in 2006.  Gross profit as a percentage of sales for the nine months ended September 30, 2007 increased to 49.5% from 45.7% for the comparable period in 2006.  The increase in gross profit and gross profit margin was mainly due to lower cost inventory produced in 2006 and sold in 2007.  These increases were partially offset by $2.8 million of lower cost or market and excess inventory adjustments recorded during the first six months of 2007.

Distribution Expenses.  Distribution expenses of $43.2 million for the nine months ended September 30, 2007 decreased a nominal amount from $43.2 million for the comparable period in 2006.  As a percentage of net sales, distribution expenses for the period increased to 22.1% from 21.7% for the comparable period of 2006.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses of $43.9 million for the nine months ended September 30, 2007 increased by $3.4 million, or 8.5%, from $40.4 million for the comparable period in 2006.  Selling expenses of $23.6 million for the nine months ended September 30, 2007 decreased $1.2 million from $24.8 million for the comparable period in 2006.  The decrease in selling expense is mainly due to the decrease in net sales and the reduction in commission related compensation of $0.3 million, which was caused by a shift in sales from customers with higher commission-based compensation to customers with lower commission-based compensation.   In addition, there was a reduction in third-party merchandising costs of $0.4 million which also contributed to the decrease.  General and administrative expenses of $20.3 million for the nine months ended September 30, 2007 increased $4.6 million from $15.7 million for the comparable period in 2006.  The increase in general and administrative expenses was mainly due to an increase in personnel costs of $2.6 million, higher costs of $1.0 million related to the implementation of Section 404 of the Sarbanes-Oxley Act of 2002 and an increase in legal and professional fees of $1.2 million related to additional work performed in connection with our 2006 fiscal year audit and other matters.

Other Operating Expenses. Other operating expenses of $1.4 million for the nine months ended September 30, 2007 decreased $0.9 million, or 39.1%, from $2.3 million for the comparable period in 2006.  Other operating expenses consisted primarily of expenses related to severance expense of approximately $1.2 million incurred in the third quarter of 2007.  Other operating expenses for the nine month period ended September 30, 2006 consisted of consulting fees relating to our productivity initiative.

Goodwill Impairment Charge.  Goodwill impairment charge for the nine months ended September 30, 2007 was $38.8 million.  This impairment charge was recorded as a result of the second step test performed in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” which indicated that our goodwill was fully impaired in the second quarter of 2007.  This impairment charge was recorded in the second quarter ended June 30, 2007.

Operating (Loss) Income. Operating loss for the nine months ended September 30, 2007 was $30.7 million compared to operating income of $5.1 million for the comparable period in 2006.  The swing from income to loss was mainly due to the goodwill impairment charge and an increase in selling and general administrative expenses offset by the increase in gross profit.

Other Expenses.  Other expenses of $16.2 million for the nine months ended September 30, 2007 decreased $0.2 million, or 1.3%, from $16.4 million for the comparable period in 2006.  The decrease in other expenses of $0.2 million is primarily due to a decrease in interest expense of approximately $0.8 million offset by an increase of $0.6 million in deferred financing expense.  The decrease in interest expense is due to lower overall outstanding debt, and the increase in deferred financing expense is mainly due to the termination of our previous senior credit facility in January 2007.

Income Tax Benefit.  Income tax benefit was $14.9 million for the nine months ended September 30, 2007 compared to $4.4 million for the comparable period in 2006.   The increase in income tax benefit resulted from the increase in loss from continued operations before income taxes.  Our effective income tax rate was 31.9% for the nine months ended September 30, 2007, down from 39.0% from the comparable period a year ago.   The decline in the effective income tax rate is due to the write-off of goodwill in the quarter ended June 30, 2007.   A portion of this impairment charge is not deductible for income tax purposes.

Loss from Continuing Operations.  Loss from continuing operations of $31.9 million for the nine months ended September 30, 2007 increased $25.0 million, from a loss of $6.9 million for the comparable period in 2006.  The increase in loss from continuing operations was attributable to the goodwill impairment charge and other factors discussed above.

Income (Loss) from Discontinued Operations, Net of Income Taxes.  Income from discontinued operations, net of income taxes, was $21.4 million for the nine months ended September 30, 2007 compared to a loss from discontinued operations, net of income taxes, of $28.1 million for the comparable period in 2006. The swing from loss to income was primarily due to the gain on the Miami Property sale of $39.9 million and the gain of $2.5 million on the sale of the last remaining parcel of land in Miami, Florida, which consisted of 79 acres of land and improvements in the second quarter of 2007.

Net Loss. Net loss of $10.5 million for the nine months ended September 30, 2007 decreased $24.5 million compared to a loss of $35.0 million for the comparable period in 2006.  The decrease in net loss was mainly attributable to the increase in income from discontinued operations, offset by the loss from continuing operations, as discussed above.

Liquidity and Capital Resources

Our primary sources of liquidity have historically been funds generated by operations and borrowings under our senior credit facility.  However, over the past eighteen months, we have also generated funds through asset sales.   The seasonal nature of our operations results in a significant fluctuation in certain components of working capital (primarily accounts receivable and inventory) during the growing and selling cycles. As a result, operating activities during the first and fourth quarters use significant amounts of cash, and in contrast, operating activities for the second and third quarters historically have generated cash as we ship inventory and collect accounts receivable. However, due to a decrease in net sales and increased operating expenses for the three and nine months ended September 30, 2007, this resulted in cash used in operating activities for the three month period ended September 30, 2007.  The covenants under our Senior Credit Facility (as defined below) and our Senior Notes (as defined below) may affect our ability to operate our business, may limit our ability to take advantage of business opportunities as they arise and may adversely affect the conduct of our current business. A breach of a covenant in our debt instruments could cause acceleration of a significant portion of our outstanding indebtedness. In the event we breach the covenants in our debt instruments and we are unable to obtain waivers in connection therewith, we may not be able to obtain alternative financing for our debt on reasonable terms or otherwise. In that event, in order to pay the principal of our debt, we would be required to sell our equity securities (which could be made more difficult by the recent delisting of our common stock), sell our assets or take other actions which could adversely impact our business, operations and shareholders. The foregoing actions may not enable us to pay the entire principal of our debt.

Net cash provided by operating activities of continuing operations was $1.5 million for the nine months ended September 30, 2007 compared to net cash provided by operating activities of continuing operations of $15.5 million for the comparable period in 2006. The decrease in cash provided by operating activities of continuing operations was mainly due to a decrease in net loss and an increase in working capital levels resulting primarily from a smaller decrease in inventories in the current nine months ended 2007 versus the same period in 2006.  The increase in inventories is mainly due to the decline in net sales.  These amounts were partially offset by the change in deferred income taxes as a result of the decline in net loss.

Net cash used in operating activities of discontinued operations was $4.0 million for the nine months ended September 30, 2007 compared to $3.8 million for the comparable period in 2006.  This increase in cash used in operating activities of discontinued operations was due to a larger decrease in accounts payable and accrued liabilities resulting from the sale of our Northeast facilities and our Trenton, South Carolina facility.

Net cash used in investing activities from continuing operations was $5.1 million for the nine months ended September 30, 2007 compared to $7.7 million for the same period a year ago. The decrease in cash used in investing activities was mainly due to a decrease in capital expenditures for the nine month period ended September 30, 2007.

Net cash provided by investing activities from discontinued operations was $19.5 million for the nine months ended September 30, 2007 compared to nominal cash used in investing activities of discontinued operations for the comparable period in 2006.  The increase in cash provided by investing activities from discontinued operations was mainly due to proceeds received from the sale of three of our Northeast and Trenton facilities and our last remaining property located in Miami, Florida.

Net cash used in financing activities from continuing operations was $4.5 million for the nine months ended September 30, 2007 compared to net cash provided of $3.9 million for the same period in 2006. The swing from net cash provided by financing activities to net cash used in financing activities was primarily due to the cash received of $14.3 million in 2006 for the sale of the Lagoon Valley facility classified as a financing obligation as well as $1.3 million of deferred financing costs incurred in 2007 in connection with entering into our Senior Credit Facility in January 2007 as described below.  Additionally, net borrowings on our Senior Credit Facility compared to the same period a year ago were smaller.

We typically draw down our revolving loan in the first and fourth quarters to fund our seasonal inventory buildup and seasonal operating expenses. Based on past history, approximately 72-74% of our sales generally occur in the first half of the year, generally allowing us to reduce borrowing under our revolving loan in the second and third quarters. On September 30, 2007, we had unused borrowing capacity of approximately $41.1 million after applying the borrowing base limitations and letters of credit to our available borrowings.

At September 30, 2007, we had no outstanding debt under our Senior Credit Facility and we had $175.0 million principal amount of our Senior Notes outstanding.

We do not have any off balance sheet financing or any financial arrangements with related parties, other than operating leases. The following table discloses aggregate information about our contractual obligations and commercial commitments for our continuing operations as of September 30, 2007.

		Payments Due by Period
Contractual Cash Obligations	Total	Less than 1 year	1-3years	4-5years	After 5 years
	(In millions)
Revolving facility	$-	$-	$-	$-	$-
Senior notes	175.0	-	-	175.0	-
Interest	87.7	19.6	58.6	9.5	-
Operating leases	7.2	2.8	3.8	0.5	0.1
Contractual obligations	1.6	0.6	1.0	-	-
Total	$271.5	$23.0	$63.4	$185.0	$0.1

We believe that cash generated by continuing operations alone will not be sufficient to meet our anticipated working capital, capital expenditures and debt service requirements for at least the next twelve months.  However, we expect borrowings available under our Senior Credit Facility along with cash generated by continuing operations will be sufficient to meet these needs for at least the next twelve months.  We do not anticipate that our cash flows from continuing operations will be sufficient to repay the principal of the Senior Notes issued by Hines Nurseries when they come due in 2011.  Accordingly, in order to pay the principal of the Senior Notes, we will be required to refinance our debt, sell our equity securities, which could be made more difficult by the recent delisting of our common stock, sell our assets or take other actions. There can be no assurances that the foregoing actions will enable us to pay the principal of the Senior Notes or that we will be successful in our attempts to complete such actions or that such actions can be accomplished on commercially reasonable terms or otherwise.  As announced on October 10, 2007, we are in the process of evaluating our strategic alternatives.

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

Limited Waivers to Senior Credit Facility.  On April 30, 2007, we obtained a waiver from the financial institutions pursuant to which the lenders waived certain defaults under the Senior Credit Facility and extended the deadline for filing the financial statements for the fiscal year ended December 31, 2006 and for the fiscal quarter ended March 31, 2007 to May 28, 2007.  On May 29, 2007, we obtained an additional waiver under the Senior Credit Facility to, among other things, extend the date of filing such financial statements from May 28, 2007 to June 28, 2007.  On June 21, 2007, we obtained an additional waiver under the Senior Credit Facility to extend the date of delivering our quarterly financial statements for the fiscal quarter ended March 31, 2007 to July 31, 2007.  On July 31, 2007, we obtained an additional waiver under the Senior Credit Facility to extend the date of delivering our quarterly financial statements for the fiscal quarter ended March 31, 2007 to August 30, 2007. We filed our Form 10-Q for the quarter ended March 31, 2007 with the Securities and Exchange Commission on August 23, 2007. While the lenders under the Senior Credit Facility required the filing of our Form 10-Q for the first quarter of 2007 within a specified time period as a condition to its waiver of our failure to, among other things, timely deliver our annual financials for fiscal year 2006, there is no requirement for us to file a Form 10-Q or deliver quarterly financial statements under the Senior Credit Facility.

Interest Rate; Fees.  The interest rate on the loans under the Senior Credit Facility may be, at our option, base rate loans or London Interbank Offering Rate (“LIBOR”) loans.  Base rate loans under the Senior Credit Facility bear interest at the lender’s prime rate plus an additional amount that ranges from 0.50% to 1.25%, depending on our average availability of borrowing under the Senior Credit Facility.  Currently, the applicable margin for base rate loans is 1.0%.  LIBOR rate loans under the Senior Credit Facility bear interest at the LIBOR rate plus an additional amount that ranges from 1.50% to 2.25%, depending on our average availability of borrowing under the Senior Credit Facility.  Currently, the applicable margin for LIBOR rate loans is 2.0%. At September 30 2007, we had no outstanding borrowings under our Senior Credit Facility.

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

Availability; Borrowing Base.  Availability of borrowing under the Senior Credit Facility is subject to a borrowing base consisting of the lesser of (i) the amount equal to the aggregate amount of the revolving loan commitment minus the aggregate amount of all letters of credit outstanding under the Senior Credit Facility and all fees or other amounts owed by us with respect thereto (less certain amounts) minus the amount of the availability block under the Senior Credit Facility, which is currently $15.0 million but which shall be reduced to $0 at such time as we achieve a fixed charge coverage ratio of at least 1.1:1 for two consecutive fiscal quarters and (ii) the amount equal to 85% of eligible accounts receivable plus the lesser of (a) during the period commencing on December 31 of each calendar year and ending on April 30 each calendar year, the lesser of 65% of eligible inventory or 85% of the appraised net orderly liquidation value of eligible inventory or (b) during the period commencing on May 1 of each calendar year and ending on December 30 each calendar year, the lesser of 55% of eligible inventory or 85% of the appraised net orderly liquidation value of eligible inventory minus the sums of the reserves provided for in the Senior Credit Facility. On September 30, 2007 we had unused borrowing capacity of approximately $41.1 million after applying the borrowing base limitations and letters of credit to our available borrowings.

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

Redemption.  Prior to October 1, 2006, up to 35% of the aggregate principal amount of the Senior Notes was permitted to be redeemed with the net cash proceeds from one or more public equity offerings, at our option, at a redemption price of 110.250% of the principal amount thereof plus accrued interest, if any, to the date of redemption.  Currently we are entitled, at our option, to redeem all or a portion of the Senior Notes at redemption prices ranging from 100.000% to 105.125%, depending on the redemption date, plus accrued and unpaid interest.

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

Sales Returns and Allowances: Amounts accrued for sales returns and allowances are maintained at a level believed adequate by management to absorb probable losses in the trade receivable due to sales returns and discounts and allowances. The provision rate is established by management using the following criteria: past sales returns experience, current economic conditions and other relevant factors.  The provision rate is re-evaluated on a quarterly basis. The allowance is netted against sales.  Allowances are provided at the time revenue is recognized in accordance with SFAS No. 48, “Revenue Recognition When Right of Return Exists.”

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

Goodwill

In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," goodwill is not amortized, but instead is subject to an annual impairment review. Each of our locations represents a component of a single reporting unit as they each have similar economic characteristics, as defined in SFAS No. 142. As our operations are comprised of one reporting unit, we review the recoverability of our goodwill by comparing the fair value of our reporting unit to the book value of our equity. If our book value of equity exceeds fair value, goodwill is written down to its implied fair value. We evaluate the carrying value of goodwill in the fourth quarter of each year and when events and circumstances indicate that the assets may be impaired.  In the quarter ended June 30, 2007, we recorded a full impairment of our goodwill.  As of September 30, 2007 we have no goodwill on our condensed consolidated balance sheet.

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

Inventories

We determine the cost of inventory of nursery stock by accumulating costs associated with getting the plants ready for sale.  These costs include direct labor, overhead, materials (soil, water, containers, stakes, chemicals) and normal scrap.   Abnormal scrap is charged to cost of goods sold when incurred. Scrap occurs at both our nursery facilities and, in some cases, at the retailer, if the scrap relates to unsold consigned inventory associated with the pay by scan program.  Abnormal scrap includes scrap incurred outside of historically determined statistical levels. Abnormal scrap in many cases is caused by natural causes such as hurricanes or extreme freezes.  In addition, abnormal scrap also occurs when we determine we have excess or obsolete inventories, which can occur as a result of adverse changes in the market or incorrect forecasting of customer demand.  Costs are accumulated until the time of harvest, which for us means that they are ready for sale.  We allocate costs to individual plants in inventory using a methodology designed to estimate the relative value of the plants using factors such as plant size and growing cycle. We carry our inventory at the lower of cost or market determined on a site by site basis. Nursery stock also includes plants that are not yet ready for sale.  Our ornamental nursery stock has an average growing period of approximately eighteen months. All nursery stock is classified as a current asset based on our normal operating cycle.  Materials and supplies not yet used in the production process are stated at the lower of cost (first-in, first-out) or market.

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

As of September 30, 2007, the statute of limitations for federal income tax purposes has closed for all tax years prior to the year ended December 31, 2004.  The same is true for state income tax purposes except for Arizona, California and Texas for which the statute of limitations is closed for all tax years prior to the year ended December 31, 2003.  The Company has not entered into any agreements for federal income tax purposes or state income tax purposes to extend any statute of limitation period.

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

We have one fixed rate and one variable rate debt instrument.  For the fixed-rate debt, interest rate changes affect the fair market value of such debt but do not impact earnings or cash flows.  Conversely, for the variable-rate debt, interest rate changes generally do not affect the fair market value of such debt but do impact future earnings and cash flows, assuming other factors are held constant.  At September 30, 2007 the carrying amount and estimated fair value of our debt was $175.0 million and $119.0 million, respectively.  We believe that the future borrowings on our variable rate debt will be minimal; therefore, any changes in applicable interest rates should not have a material impact on our financial statements.

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

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

On July 18, 2006, Mr. Jean-Paul filed an action against the Company and other defendants in the Eleventh Judicial Circuit, Dade County, Florida, alleging negligence in connection with an automobile accident involving one of our trailers and a third-party carrier.  On March 6, 2007, additional plaintiffs filed an action related to this incident in the same court, alleging negligence and vicarious liability for negligence against us and other defendants.  The first filed claim is scheduled for trial in January 2008.  We are defended in these actions by our insurance carrier, and are fully insured with respect to this matter, beyond a deductible.  As of September 30, 2007 we believe the amount we have accrued for the probable estimated claim at December 31, 2006 is sufficient.  We have also recorded an asset at December 31, 2006 for the probable insurance recovery.

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

Item 1A.  Risk Factors

There have been no material changes to the risk factors as disclosed in our Annual Report on Form 10-K for the fiscal year ended 2006, except for the updated and additional risk factors included in our Quarterly Reports on Form 10-Q for the quarter ended March 31, 2007 and June 30, 2007.

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
Claudia M. Pieropan
Chief Financial Officer, Secretary and Treasurer
(Principal financial officer and duly authorized officer)
Date:  November 14, 2007

HINES HORTICULTURE, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDED June 30, 2007

INDEX TO EXHIBITS

Exhibit No.	Description

10.1	Limited Waiver to Loan and Security Agreement, dated August 14, 2007, by and among Hines Nurseries, Inc., and Bank of America, N.A., PNC Bank, National Association and GMAC Commercial Finance LLC. (1)

10.2	Asset Purchase Agreement by and between Hines Nurseries, Inc Palmetto Perennials, LLC and Layman Holdings, LLC dated August 29, 2007. (2)

31.1	Certification of Chief Executive Officer Pursuant To Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended. (+)

31.2	Certification of Chief Financial Officer Pursuant To Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended. (+)

32.1	Certification of Chief Executive Officer Pursuant To 18 U.S.C. Section 1350. Rule 13a-14(d)/15d-14(d) (+)

32.2	Certification of Chief Financial Officer Pursuant To 18 U.S.C. Section 1350. Rule 13a-14(d)/15d-14(d) (+)

_____________

+ Filed herewith

(1)	Incorporated by reference toExhibit 10.1 to Hines Horticulture, Inc.’s Form 8-K filed on August 15, 2007.
(2)	Incorporated by reference to Exhibit 10.1 to Hines Horticulture, Inc.’s Form 8-K filed on September 4, 2007.